Form 10-Q
period 1993-12-31
REYNOLDS & REYNOLDS CO
filed 1994-02-09
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           DECEMBER 31, 1993
                                --------------------------------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________________ to _____________________


Commission file number  0-132
                       ----------------------------------------------


                      THE REYNOLDS AND REYNOLDS COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Ohio                                             31-0421120
- -------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


  115 South Ludlow Street, Dayton, Ohio                         45402
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code      (513) 443-2000
                                                     ---------------------------

                           None
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X      NO
                                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 3, 1994:


  Class A Common shares, 21,497,383 net of 1,620,117 treasury shares;

  Class B Common shares, 6,000,000.

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Statements of Consolidated Income (Unaudited)
             Three Months Ended December 31, 1993 and 1992                 3

             Condensed Consolidated Balance Sheets (Unaudited)
             December 31, 1993 and September 30, 1993                      4

             Statements of Consolidated Cash Flows (Unaudited)
             Three Months Ended December 31, 1993 and 1992                 5

             Notes to Financial Statements (Unaudited)                     6

             Independent Accountants' Review Report                        8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             Three Months Ended December 31, 1993 and 1992                 9




PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                             12




SIGNATURES                                                                13


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992

(In thousands except per share data)                 1993          1992
                                                   --------      --------
Net Sales and Revenues:
   Information systems:
     Business forms                                $100,551      $94,790
     Computer systems                                87,281       64,039
                                                   --------     --------
     Total information systems                      187,832      158,829

   Financial services                                 4,810        4,691
                                                   --------     --------
   Total net sales and revenues                     192,642      163,520
                                                   --------     --------
Costs and Expenses:
   Information systems:
     Cost of sales:
       Business forms                                57,038       54,700
       Computer systems                              46,801       32,057
                                                   --------     --------
       Total cost of sales                          103,839       86,757
                                                   --------     --------

     Selling, general and administrative expenses:
       Business forms                                35,056       32,652
       Computer systems                              27,104       20,567
                                                   --------     --------
       Total selling, general and administrative
         expenses                                    62,160       53,219
                                                   --------     --------
   Financial services                                 1,462        3,140
                                                   --------     --------
   Total costs and expenses                         167,461      143,116
                                                   --------     --------
Operating Income                                     25,181       20,404
                                                   --------     --------
Other Charges (Income):
    Interest expense                                    863        1,001
    Interest income                                    (305)        (465)
    Other                                              (130)         (53)
                                                   --------     --------
    Total other charges                                 428          483
                                                   --------     --------
Income Before Income Taxes                           24,753       19,921
Provision for Income Taxes                           10,344        8,146
                                                   --------     --------
Income Before Effect of Accounting Change            14,409       11,775
Effect of Accounting Change                                      (19,106)
                                                   --------     --------
Net Income (Loss)                                   $14,409      ($7,331)
                                                   ========     ========
Earnings Per Common Share:
    Income before effect of accounting change         $0.66        $0.54
    Effect of accounting change                                    (0.87)
                                                   --------     --------
    Net income (loss)                                 $0.66       ($0.33)
                                                   ========     ========
Average Number of Common Shares Outstanding          21,839       22,006
                                                   ========     ========
Cash Dividends Declared Per Common Share              $0.15        $0.13
                                                   ========     ========





See Independent Accountants' Review Report and Notes to Financial Statements.

THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
DECEMBER 31, 1993 AND SEPTEMBER 30, 1993

                                                                12/31/93       9/30/93
                                                                --------       -------
(In thousands)
ASSETS
INFORMATION SYSTEMS
Current Assets:
   Cash and equivalents                                          $18,073        $9,437
                                                                 --------      --------
   Accounts receivable (less allowance for doubtful
     accounts:  12/31/93 - $4,050;  9/30/93 - $6,090)            101,304       105,713
                                                                 --------      --------
   Inventories:
      Finished products                                           28,931        29,478
      Work in process                                              2,111         1,851
      Raw materials and supplies                                   9,316         6,977
                                                                 --------      --------
      Total inventories                                           40,358        38,306
                                                                 --------      --------
   Deferred income taxes                                           8,530         8,576
                                                                 --------      --------
   Prepaid expenses and other assets                               7,880         6,880
                                                                 --------      --------
   Total current assets                                           176,145       168,912
                                                                 --------      --------
Property, Plant and Equipment                                     250,230       247,262
Less Accumulated Depreciation                                     139,813       136,085
                                                                 --------      --------
Net Property, Plant and Equipment                                 110,417       111,177
                                                                 --------      --------
Intangible Assets - Net:
   Excess of cost over net assets of companies acquired            69,745        71,760
   Software licensed to customers                                  16,582        17,500
   Other intangible assets                                          9,727        11,195
                                                                 --------      --------
   Total intangible assets - net                                   96,054       100,455
                                                                 --------      --------
Other Assets                                                       29,109        27,217
                                                                 --------      --------
Total Information Systems Assets                                  411,725       407,761
                                                                 --------      --------
FINANCIAL SERVICES
Finance Receivables - Net                                         169,350       161,711
Cash and Other Assets                                               2,730         1,079
                                                                 --------      --------
Total Financial Services Assets                                   172,080       162,790
                                                                 --------      --------
Total Assets                                                     $583,805      $570,551
                                                                 ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
INFORMATION SYSTEMS
Current Liabilities:
   Accounts payable                                               $29,461       $28,138
   Accrued liabilities                                             54,037        55,271
                                                                 --------      --------
   Total current liabilities                                       83,498        83,409
                                                                 --------      --------
Long-Term Debt                                                     40,000        40,000
                                                                 --------      --------
Other Liabilites:
   Pensions                                                        16,491        16,384
   Other postretirement benefits                                   33,521        33,324
   Other                                                              795         2,378
                                                                 --------      --------
   Total other liabilities                                         50,807        52,086
                                                                 --------      --------
Total Information System Liabilities                              174,305       175,495
                                                                 --------      --------
FINANCIAL SERVICES
Notes Payable                                                      89,775        87,688
Deferred Income Taxes                                              43,580        42,064
Other Liabilities                                                   2,601         1,979
                                                                 --------      --------
Total Financial Services Liabilities                              135,956       131,731
                                                                 --------      --------
CONTINGENCIES

SHAREHOLDERS' EQUITY
Capital Stock:
   Preferred
   Class A common                                                  13,227        13,199
   Class B common                                                     188           188
Additional Paid-In Capital                                          1,478         2,693
Other Adjustments                                                  (3,098)       (3,316)
Retained Earnings                                                 261,749       250,561
                                                                 --------      --------
Total Shareholders' Equity                                        273,544       263,325
                                                                 --------      --------
Total Liabilities and Shareholders' Equity                       $583,805      $570,551
                                                                 ========      ========


See Independent Accountants' Review Report and Notes to Financial Statements.

THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992

 (In thousands)                                                         1993         1992
                                                                      --------     --------
 INFORMATION SYSTEMS
 Cash Flows Provided by (Used for) Operating Activities:
   Net Income (Loss)                                                    $12,402      ($8,297)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Effect of accounting change                                                      19,106
     Depreciation and amortization                                        7,608        5,749
     Deferred income taxes                                               (1,367)        (444)
     Deferred income taxes transferred to (from) financial services         960          (13)
     Loss on sale of assets                                                 271           27
     Changes in operating assets and liabilities:
       Accounts receivable                                                  146        8,898
       Inventories                                                       (2,052)       1,178
       Prepaid expenses, intangible and other assets                       (850)        (854)
       Accounts payable                                                   1,323       (6,927)
       Accrued and other liabilities                                     (4,021)         701
                                                                       --------      --------
   Net cash provided by operating activities                             14,420       19,124
                                                                       --------      --------
 Cash Flows Provided by (Used for) Investing Activities:
   Acquisition                                                                        (4,600)
   Capital expenditures                                                  (4,421)      (3,217)
   Proceeds from sales of assets                                            259          583
   Capitalization of software licensed to customers                        (567)        (117)
   Repayments from financial services                                       245          685
                                                                       --------      --------
   Net cash used for investing activities                                (4,484)      (6,666)
                                                                       --------      --------
 Cash Flows Provided by (Used for) Financing Activities:
   Capital stock issued                                                     801        1,487
   Capital stock repurchased                                             (2,246)      (9,687)
                                                                       --------      --------
   Net cash used for financing activities                                (1,445)      (8,200)
                                                                       --------      --------
 Effect of Exchange Rate Changes on Cash                                    145       (1,135)
                                                                       --------      --------
 Increase in Cash and Equivalents                                         8,636        3,123
 Cash and Equivalents - Beginning of Period                               9,437       23,838
                                                                       --------      --------
 Cash and Equivalents - End of Period                                   $18,073      $26,961
                                                                       ========      ========
 FINANCIAL SERVICES
 Cash Flows Provided by (Used for) Operating Activities:
   Net Income                                                            $2,007         $966
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Deferred income taxes                                                1,516         (398)
     Deferred income taxes transferred to (from) information
       systems                                                             (960)          13
     Changes in receivables, other assets and other liabilities             873        2,075
                                                                       --------      --------
     Net cash provided by operating activities                            3,436        2,656
                                                                       --------      --------
 Cash Flows Provided by (Used for) Investing Activities:
   Finance receivables originated                                       (16,328)     (15,816)
   Collections on finance receivables                                    12,663       14,475
                                                                       --------      --------
   Net cash used for investing activities                                (3,665)      (1,341)
                                                                       --------      --------
 Cash Flows Provided by (Used for) Financing Activities:
   Additional borrowings                                                  7,900        2,560
   Principal payments on debt                                            (5,813)      (3,562)
   Repayments to information systems                                       (245)        (685)
                                                                       --------      --------
   Net cash provided by (used for) financing activities                   1,842       (1,687)
                                                                       --------      --------
 Increase (Decrease) in Cash and Equivalents                              1,613         (372)
 Cash and Equivalents - Beginning of Period                                 996          963
                                                                       --------      --------
 Cash and Equivalents - End of Period                                    $2,609         $591
                                                                       ========      ========



See Independent Accountants' Review Report and Notes to Financial Statements.

THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share data)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements contain all significant adjustments necessary to present fairly the financial position (unaudited) of the company as of December 31, 1993 and September 30, 1993, the results of operations (unaudited) for each of the three months ended December 31, 1993 and 1992 and cash flows (unaudited) for each of the three months ended December 31, 1993 and 1992.


(2)      SUBSEQUENT EVENTS

On January 3, 1994, the company acquired substantially all of the assets and assumed certain liabilities of Law Printing Company Inc. for about $13,000.
The purchase price was paid by issuing 306,346 Class A common shares. Law is a manufacturer of business forms, primarily for automobile dealerships and had annual sales of about $11,000 in 1993. The acquisition will be accounted for as a purchase and the accounts of Law will be included in the company's financial statements beginning January 3, 1994.

On January 5, 1994, the company acquired all outstanding shares of Formcraft Inc. for $5,000 in cash. Formcraft is a manufacturer of general business forms with strong forms management services and had annual sales of about $17,000 in 1993. The acquisition was financed with internally generated cash. The acquisition will be accounted for as a purchase and the accounts of Formcraft will be included in the company's financial statements beginning January 5, 1994.



(3)      CASH FLOW STATEMENTS

The following supplemental information has been presented to aid in the analysis of the statements of consolidated cash flows for the three months ended December 31, 1993 and 1992.

                                        1993                     1992
                                        ----                     ----
Income Taxes Paid:
  Information Systems                 $5,878                   $4,245
  Financial Services                      34

Interest Paid:
  Information Systems                 $  101                   $   64
  Financial Services                   1,211                    1,353


(4)      DIVIDENDS DECLARED

On November 16, 1993, the company's board of directors raised the quarterly dividend to $.15 per share to be paid on January 13, 1994. Dividends declared, but not paid as of December 31, 1993 and 1992, were not included in the statements of consolidated cash flows. Cash dividends paid in January 1994 and 1993 were $3,225 and $2,784, respectively.

(5)      CONTINGENCIES

The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at two environmental remediation sites. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability.

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a Record of Decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. The company believes it is a minor participant, and has accrued its estimated share of response costs as of December 31, 1993.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. Because the remedial investigation and feasibility study is not yet completed, potential remediation costs are highly uncertain. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The company has accrued an estimate of its share of remediation costs as of December 31, 1993. Management believes that the reasonably foreseeable resolution will not have a material effect on the financial statements.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors,
The Reynolds and Reynolds Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of December 31, 1993, and the related condensed statements of consolidated income and cash flows for the three-month periods ended December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of September 30, 1993 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 15, 1993, we expressed an unqualified opinion, with an explanatory paragraph as to the Company's change in method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106, on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE
February 4, 1994

ITEM 2.

THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
(Dollars in thousands except per share data)


RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

Consolidated net sales and revenues increased $29,122 or 18%, in part, because of acquisitions. Excluding acquisitions, consolidated net sales and revenues grew $14,045 or 9% primarily because of a significant increase in computer systems products. Computer systems order backlogs were exceptionally strong at December 31, 1993 and should support strong second quarter sales. In January 1994, the company acquired two forms companies (see Notes to Financial Statements). These acquisitions should increase both sales and operating income in the second quarter.

Gross profit increased $11,921 or 17%, consistent with the sales growth. As a percent of information systems sales, the gross profit margin declined to 44.7% from 45.4% because of a decrease in computer systems products. Business forms gross profit margins improved over last year.

As a percent of information systems sales, SG&A expenses declined from 33.5% to 33.1%. Information systems bad debt expenses decreased about $900 reflecting improved economic conditions. Information systems allowance for doubtful accounts declined about $2,000 primarily because of the write-off of fully reserved accounts receivable acquired in the COIN transaction.

Consolidated operating income increased $4,777 or 23% with all segments contributing significantly. Operating income increased $1,961 in computer systems, $1,019 in business forms, and $1,797 in financial services. Financial services improvement included a $1,250 decline in bad debt expenses. The effective income tax rate increased to 41.8% from 40.9% primarily because of federal tax legislation, which became law in August 1993.

Net income of $14,409 or $.66 per share increased $2,634 or 22% over last year, before the effect of the accounting change. Earnings growth caused annualized return on equity to reach 20.2% compared to 19.1% last year, before the effect of the accounting change. In 1993, the company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and recorded a transition charge of $19,106 or $.87 per share.


BUSINESS FORMS SEGMENT

Net sales increased $5,761 or 6% over last year primarily because of the Woodbury acquisition and growth in automotive forms sales and forms management services. Woodbury Business Systems, a general business forms supplier, was acquired March 3, 1993. The increase in automotive forms sales included both higher volume and a modest price increase. The increase in forms management services reflected new business.

Gross profit increased $3,423 to 43.3% of sales from 42.3% last year. This increase resulted from the Norick acquisition and profit improvement efforts. Norick joined Reynolds on May 29, 1992 in a pooling of interests transaction. The integration of Norick was still in process during the first quarter of 1993. The completion of this process resulted in substantial efficiencies and cost savings for the company. Ongoing profit improvement efforts include relocating forms production along product lines to achieve greater plant utilization and productivity. Paper costs have remained relatively stable during the last year as paper manufacturers continue to deal with extra capacity in the industry.

SG&A expenses increased to 34.9% of sales from 34.4% last year. This increase occurred in spite of a $400 decline in bad debt expenses. About half of the SG&A expense increase resulted from the Woodbury acquisition with the balance primarily the result of additional marketing and selling expenses.

Operating income increased $1,019 or 14% over last year to 8.4% of sales. Automotive forms reported a strong increase in operating income and offset some declines in other businesses. General printing operating income declined from last year primarily as a result of additional investment in marketing and selling resources to grow this business. General printing profitability has improved each year since 1990. However, it continues at relatively low margins and remains the focus of profit improvement efforts. Commodity paper products profitability has remained at the relatively low margins first encountered in the fourth quarter of fiscal year 1992.


COMPUTER SYSTEMS PRODUCTS

Computer systems products revenues increased $23,242 or 36% with about half of the increase as a result of the 1993 acquisitions of COIN Inc. and BVI Information Systems Ltd. Revenues also increased because of ERA computer systems sales and recurring revenues. ERA computer systems sales increased significantly as a result of greater unit sales at slightly lower average systems prices. Average systems prices declined because sales of computer systems to smaller dealerships increased. Recurring revenues grew steadily because of continued increase in the number of ERA and electronic parts catalog software applications supported. This trend in recurring revenue should continue throughout 1994. The U.S. backlog of new orders for automotive computer systems remained exceptionally strong at December 31, 1993. This backlog should drive strong computer systems sales in the second quarter. Medical computer sales and operating income declined from last year because of uncertainty in the healthcare industry, which first affected operations in the second quarter of fiscal 1993.

Gross profit increased $8,498, but declined to 46.4% of sales from 49.9% last year. The decline in gross profit percent occurred because of a change in the sales mix and hiring additional service personnel. The change in the sales mix occurred as new system sales increased at a greater rate than recurring revenues. Recurring revenues have a higher gross profit margin than new system sales. The company has been hiring additional service personnel to increase the computer installation capacity. These personnel are at various stages of training and are not yet fully productive. We expect sales and installations to increase in the second half of the year.

As a percent of sales, SG&A expenses declined to 31.1% from 32.1%. Bad debt expenses declined to $100 from $600 as collections continued to improve. Operating income increased $1,961 or 17%, representing 15% of sales. Domestic automotive computers continued to be the strongest profit contributor in this segment. France's operating income remained depressed because of continued difficult market conditions.


FINANCIAL SERVICES

Revenues increased slightly over last year because of increased residual income on lease maturities. Even though the lease portfolio increased, because of strong computer systems sales, interest income declined slightly because of lower rates on new leases.

Operating income of $3,348 increased 116% because of favorable bad debt experience and improved interest rate spread. Bad debt expenses declined $1,250 because of a reduction in lease defaults. The allowance for losses was also lowered slightly because of the improved default experience. Favorable bad debt comparisons to 1993 should continue throughout 1994. Interest expense also declined $307 because of lower borrowing rates.


LIQUIDITY AND CAPITAL RESOURCES


CASH FLOWS

Information systems cash and equivalents increased $8,636 to $18,073 because of strong cash flow from operations. Operating cash flow benefitted from record net income and good working capital management. The increase in business forms inventories is not expected to continue. The decrease in accrued liabilities resulted from the payment of annual bonuses. Capital expenditures were about $2,700 in computer systems and $1,700 in business forms and occurred in the normal course of business. Capital transactions consisted of repurchases and issuances of the company's Class A common shares. In January 1994, the company completed two business forms acquisitions (see Notes to Financial Statements). These acquisitions were financed with capital stock and internally generated cash.

Financial services net cash from operations and collections on finance receivables were invested in new leases of the company's products and used to make scheduled debt repayments.


CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 12.8% at December 31, 1993 and 13.2% at September 30, 1993. The company maintains revolving credit agreements, of which $32,800 was available at December 31, 1993. The company also has a variety of short-term credit lines available. The company expects cash balances and internally generated cash to be sufficient to fund 1994 normal operations, which include anticipated capital expenditures of about $20,000 to $24,000.


SHAREHOLDERS' EQUITY

The company's Class A common shares are listed on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million no par value preferred shares, none of which was outstanding as of February 4, 1994. The company had no agreements or commitments with respect to the sale or issuance of the preferred shares as of February 4, 1994.

During 1993, the board of directors authorized the repurchase of up to one million Class A common shares for treasury. During the first quarter of 1994, 54,700 Class A common shares were repurchased at an average price of $41.06 per share. As of December 31, 1993, the company could repurchase up to 735,900 additional Class A common shares under this authorization.

In November 1993, the board of directors raised the quarterly dividend to $.15 per Class A common share, an increase of 15%. This action followed increases of 8% in November 1992 and 9% in August 1992. Cash dividends have been raised six times since 1989 and paid each quarter since the company's initial public offering in 1961.


ENVIRONMENTAL MATTERS

See Notes to Financial Statements (Note 5 - Contingencies).

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)  Exhibits:

                  No exhibits are required to be filed for the quarter ended December 31, 1993.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE REYNOLDS AND REYNOLDS COMPANY



Date  February 4, 1994             /S/David R. Holmes
     --------------------          ---------------------------------------
                                   David R. Holmes, Chairman, President and
                                   Chief Executive Officer





Date  February 4, 1994             /S/Dale L. Medford
     --------------------          ---------------------------------------
                                   Dale L. Medford, Vice President,
                                   Corporate Finance and Chief Financial
                                   Officer