Form 10-Q
period 1994-03-31
REYNOLDS & REYNOLDS CO
filed 1994-05-10
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 1994
                               --------------------------------------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to
                               --------------------    ---------------------

Commission file number  0-132
                       -----------------------------------------------------


                    THE REYNOLDS AND REYNOLDS COMPANY
- - ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Ohio                                             31-0421120
- - ----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


  115 South Ludlow Street, Dayton, Ohio                         45402
- - ----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code      (513) 443-2000
                                                   -------------------------

                           None
- - ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X      NO
                                               -------      -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1994:


      Class A Common shares, 42,507,276 net of 3,727,298 treasury shares;

      Class B Common shares, 12,000,000.

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Statements of Consolidated Income (Unaudited)
         Three and Six Months Ended March 31, 1994 and 1993                    3

         Condensed Consolidated Balance Sheets (Unaudited)
         March 31, 1994 and September 30, 1993                                 4

         Statements of Consolidated Cash Flows (Unaudited)
         Six Months Ended March 31, 1994 and 1993                              5

         Notes to Financial Statements (Unaudited)                             6

         Independent Accountants' Review Report                                8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         Three and Six Months Ended March 31, 1994 and 1993                    9




PART II. OTHER INFORMATION

Item 4.  Results of Votes of Security Holders                                 13

Item 6.  Exhibits and Reports on Form 8-K                                     13




SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                                 STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                                      (In thousands except per share data)




                                                                           THREE MONTHS               SIX MONTHS
                                                                       -------------------       -------------------
                                                                         1994        1993          1994        1993
                                                                       --------    --------      --------    --------
Net Sales and Revenues:
  Information systems:
    Business forms                                                     $111,819    $ 98,607      $212,370    $193,397
    Computer systems                                                     88,825      67,709       176,106     131,748
                                                                       --------    --------      --------    --------

    Total information systems                                           200,644     166,316       388,476     325,145

  Financial services                                                      4,815       4,826         9,625       9,517
                                                                       --------    --------      --------    --------

  Total net sales and revenues                                          205,459     171,142       398,101     334,662
                                                                       --------    --------      --------    --------

Costs and Expenses:
  Information systems:
    Cost of sales:
       Business forms                                                    62,417      56,288       119,455     110,988
       Computer systems                                                  49,028      35,536        95,829      67,593
                                                                       --------    --------      --------    --------

       Total cost of sales                                              111,445      91,824       215,284     178,581
                                                                       --------    --------      --------    --------

    Selling, general and administrative expenses:
       Business forms                                                    38,644      33,181        73,700      65,833
       Computer systems                                                  27,126      21,558        54,230      42,125
                                                                       --------    --------      --------    --------

       Total selling, general and administrative expenses                65,770      54,739       127,930     107,958
                                                                       --------    --------      --------    --------

  Financial services                                                      1,495       2,051         2,957       5,191
                                                                       --------    --------      --------    --------

  Total costs and expenses                                              178,710     148,614       346,171     291,730
                                                                       --------    --------      --------    --------


Operating Income                                                         26,749      22,528        51,930      42,932
                                                                       --------    --------      --------    --------

Other Charges (Income):
  Interest expense                                                          899         817         1,762       1,818
  Interest income                                                          (310)       (543)         (615)     (1,008)
  Other                                                                    (222)       (167)         (352)       (220)
                                                                       --------    --------      --------    --------

  Total other charges                                                       367         107           795         590
                                                                       --------    --------      --------    --------

Income Before Income Taxes                                               26,382      22,421        51,135      42,342
Provision for Income Taxes                                               10,913       9,082        21,257      17,228
                                                                       --------    --------      --------    --------

Income Before Effect of Accounting Change                                15,469      13,339        29,878      25,114
Effect of Accounting Change                                                                                   (19,106)
                                                                       --------    --------      --------    --------

Net Income                                                             $ 15,469    $ 13,339      $ 29,878    $  6,008
                                                                       ========    ========      ========    ========

Earnings Per Common Share:
  Income before effect of accounting change                                $.35        $.30          $.68        $.58
  Effect of accounting change                                                                                    (.44)
                                                                           ----        ----          ----        ----

  Net income                                                               $.35        $.30          $.68        $.14
                                                                           ====        ====          ====        ====

Average Number of Common Shares Outstanding                              44,309      43,823        43,990      43,919
                                                                         ======      ======        ======      ======

Cash Dividends Declared Per Common Share                                  $.085       $.065          $.16        $.13
                                                                          =====       =====          ====        ====

See Independent Accountants' Review Report and Notes to Financial Statements.

                               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                     MARCH 31, 1994 AND SEPTEMBER 30, 1993
                                                 (In thousands)
                                                                                      3/31/94               9/30/93
                                                                                     ---------             --------
ASSETS
INFORMATION SYSTEMS
Current Assets:
 Cash and equivalents                                                                $  5,617              $  9,437
                                                                                     --------              --------
 Accounts receivable (less allowance for doubtful accounts:
   3/31/94----$3,856; 9/30/93----$6,090)                                              108,825               105,713
                                                                                     --------              --------
 Inventories:
   Finished products                                                                   34,569                29,478
   Work in process                                                                      2,339                 1,851
   Raw materials and supplies                                                           6,357                 6,977
                                                                                     --------              --------

   Total inventories                                                                   43,265                38,306
                                                                                     --------              --------

 Deferred income taxes                                                                  8,502                 8,576
                                                                                     --------              --------

 Prepaid expenses and other assets                                                      9,229                 6,880
                                                                                     --------              --------

 Total current assets                                                                 175,438               168,912
                                                                                     --------              --------

Property, Plant and Equipment                                                         255,966               247,262
Less accumulated depreciation                                                         140,997               136,085
                                                                                     --------              --------

Net Property, Plant and Equipment                                                     114,969               111,177
                                                                                     --------              --------
Intangible Assets - Net:
 Excess of cost over net assets of companies acquired                                  81,632                71,760
 Software licensed to customers                                                        16,653                17,500
 Other                                                                                  9,498                11,195
                                                                                     --------              --------

 Total intangible assets - net                                                        107,783               100,455
                                                                                     --------              --------

Other Assets                                                                           30,986                27,217
                                                                                     --------              --------

Total Information Systems Assets                                                      429,176               407,761
                                                                                     --------              --------

FINANCIAL SERVICES
Finance Receivables - Net                                                             174,733               161,711
Cash and Other Assets                                                                     854                 1,079
                                                                                     --------              --------

Total Financial Services Assets                                                       175,587               162,790
                                                                                     --------              --------

Total Assets                                                                         $604,763              $570,551
                                                                                     ========              ========


LIABILITIES AND SHAREHOLDERS' EQUITY
INFORMATION SYSTEMS
Current Liabilities:
 Current portion of long-term debt                                                    $   559
 Notes payable                                                                          2,525
 Accounts payable                                                                      28,931              $ 28,138
 Accrued liabilities                                                                   51,055                55,271
                                                                                     --------              --------

 Total current liabilities                                                             83,070                83,409

Long-Term Debt                                                                         41,267                40,000
Retirement and Other Liabilities                                                       52,216                52,086
                                                                                     --------              --------

Total Information Systems Liabilities                                                 176,553               175,495
                                                                                     --------              --------

FINANCIAL SERVICES
Notes Payable                                                                          87,538                87,688
Deferred Income Taxes                                                                  46,006                42,064
Other Liabilities                                                                       1,748                 1,979
                                                                                     --------              --------

Total Financial Services Liabilities                                                  135,292               131,731
                                                                                     --------              --------

CONTINGENCIES

SHAREHOLDERS' EQUITY
Capital Stock:
 Preferred
 Class A common                                                                        26,739                13,199
 Class B common                                                                           375                   188
Additional Paid-In Capital                                                              1,508                 2,693
Other Adjustments                                                                      (3,668)               (3,316)
Retained Earnings                                                                     267,964               250,561
                                                                                     --------              --------

Total Shareholders' Equity                                                            292,918               263,325
                                                                                     --------              --------

Total Liabilities and Shareholders' Equity                                           $604,763              $570,551
                                                                                     ========              ========

See Independent Accountants' Review Report and Notes to Financial Statements.

                               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                               STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                FOR THE SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                                                 (In thousands)
                                                                                          1994                  1993
                                                                                          ----                  ----
INFORMATION SYSTEMS
Cash Flows Provided by (Used for) Operating Activities:
 Net income                                                                             $25,880               $ 3,313
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Effect of accounting change                                                                                 19,106
   Depreciation and amortization                                                         15,207                11,442
   Deferred income taxes                                                                 (2,029)                 (624)
   Deferred income taxes transferred
    to financial services                                                                 2,062                   635
   Loss on sales of assets                                                                  297                   151
   Changes in operating assets and liabilities:
    Accounts receivable                                                                  (7,758)                  298
    Inventories                                                                          (2,463)                3,367
    Prepaid expenses, intangible and other assets                                        (3,406)                 (927)
    Accounts payable                                                                       (752)               (3,031)
    Accrued and other liabilities                                                        (8,108)                1,737
                                                                                        -------               -------

 Net cash provided by operating activities                                               18,930                35,467
                                                                                        -------               -------

Cash Flows Provided by (Used for) Investing Activities:
 Acquisitions                                                                            (4,895)               (7,714)
 Capital expenditures                                                                    (9,231)               (6,526)
 Proceeds from sales of assets                                                              794                   587
 Capitalization of software licensed to customers                                        (1,541)                 (385)
 Repayments from (advances to) financial services                                           440                  (189)
                                                                                        -------               -------

 Net cash used for investing activities                                                 (14,433)              (14,227)
                                                                                        -------               -------

Cash Flows Provided by (Used for) Financing Activities:
 Additional borrowings                                                                    2,675
 Principal payments on debt                                                                (641)
 Cash dividends paid                                                                     (3,225)               (2,784)
 Capital stock issued                                                                     1,317                 2,091
 Capital stock repurchased                                                               (7,944)              (10,402)
                                                                                        -------               -------

 Net cash used for financing activities                                                  (7,818)              (11,095)
                                                                                        -------               -------

Effect of Exchange Rate Changes on Cash                                                    (499)               (1,093)
                                                                                        -------               -------

Increase (Decrease) in Cash and Equivalents                                              (3,820)                9,052
Cash and Equivalents - Beginning of Period                                                9,437                23,838
                                                                                        -------               -------

Cash and Equivalents - End of Period                                                    $ 5,617               $32,890
                                                                                        =======               =======

FINANCIAL SERVICES
Cash Flows Provided by Operating Activities                                              $5,359                $3,478
Cash Flows Used for Investing Activities                                                 (5,036)               (3,228)
Cash Flows Used for Financing Activities                                                   (590)                 (666)
                                                                                         ------                ------
Decrease in Cash and Equivalents                                                           (267)                 (416)
Cash and Equivalents - Beginning of Period                                                  996                   963
                                                                                         ------                ------
Cash and Equivalents - End of Period                                                     $  729                $  547
                                                                                         ======                ======

See Independent Accountants' Review Report and Notes to Financial Statements.

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                  (Dollars in thousands except per share data)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position (unaudited) of the company as of March 31, 1994 and September 30, 1993, the results of operations (unaudited) for the three and six months ended March 31, 1994 and 1993 and cash flows (unaudited) for the six months ended March 31, 1994 and 1993.


(2)      BUSINESS COMBINATIONS

On January 3, 1994, the company acquired substantially all of the assets and assumed certain liabilities of Law Printing Company Inc. for $13,075. The purchase price was paid by issuing 612,692 Class A common shares. Law, a manufacturer of business forms primarily for automobile dealerships, had annual sales of about $11,000 in 1993. The acquisition was accounted for as a purchase and the accounts of Law were included in the company's financial statements since January 3, 1994. The excess of the acquisition cost over the fair value of net assets acquired is being amortized on a straight-line basis over ten years. The acquisition of Law was considered a non-cash transaction for accounting purposes and, accordingly, is not included in the statement of cash flows.

On January 5, 1994, the company acquired all outstanding shares of Formcraft Inc. for $4,895 in cash. Formcraft, a manufacturer of general business forms with strong forms management services, had annual sales of about $17,000 in 1993. The acquisition was financed with internally generated cash. The acquisition was accounted for as a purchase and the accounts of Formcraft were included in the company's financial statements since January 5, 1994. The excess of the acquisition cost over the fair value of net assets acquired is being amortized on a straight-line basis over ten years.

Allocation of Purchase Prices:
                                                                   Law              Formcraft
                                                                 -------            ---------
  Current assets                                                 $ 2,112               $3,548
  Property, plant and equipment                                      613                4,541
  Other assets                                                                             58
  Excess of cost over net assets acquired                         13,129                  358
  Liabilities assumed                                             (2,779)              (3,610)
                                                                 -------               ------
  Totals                                                         $13,075               $4,895
                                                                 =======               ======



(3)      CASH FLOW STATEMENTS

The following supplemental information has been presented to aid in the analysis of the statements of consolidated cash flows for the six months ended March 31, 1994 and 1993.

                                                                   1994                1993
                                                                 -------             --------
Income Taxes Paid:
  Information systems                                            $18,538              $16,232
  Financial services                                                 820                2,196

Interest Paid:
  Information systems                                            $ 1,707              $ 1,718
  Financial services                                               2,410                3,019

(4)      DIVIDENDS DECLARED

On February 17, 1994, the company's board of directors raised the quarterly dividend to $.085 per share to be paid on April 13, 1994. Dividends declared, but not paid as of March 31, 1994 and 1993, were not included in the statements of consolidated cash flows. Cash dividends paid in April 1994 and 1993 were $3,709 and $2,794, respectively. On May 2, 1994, the board of directors declared a regular quarterly dividend of $.085 per share payable June 10, 1994 to shareholders of record May 20, 1994.


(5)      STOCK SPLIT

On February 17, 1994, the company's board of directors approved a two-for-one common stock split. As a result of the split, on March 15, 1994, common shareholders received one additional share for each share held as of March 1, 1994. Par value remained $.625 per Class A common share and $.03125 per Class B common share. The company reclassified $13,199 to Class A common and $187 to Class B common from additional paid-in capital because par value did not change. Share and per share information presented in the accompanying financial statements was restated to reflect the stock split.


(6)      CONTINGENCIES

The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at three environmental remediation sites. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability.

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a Record of Decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. The company believes it is a minor participant, and has accrued its estimated share of response costs as of March 31, 1994.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. Because the remedial investigation and feasibility study is not yet completed, potential remediation costs are highly uncertain. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The company has accrued an estimate of its share of remediation costs as of March 31, 1994. Management believes that the reasonably foreseeable resolution will not have a material effect on the financial statements.

In January, 1994, by means of a special notice letter, the EPA notified the company that it was considered to be one of more than three hundred PRPs at a former drum reconditioning facility in Hillsborough County, Florida. A remedial investigation and feasibility study is complete. A record of decision has been issued, and a statement of work for the remedial design and remedial action is in circulation. Following an investigation by the company into possible past connection with or use of the facility in question, the company believes that it did not have any involvement with the facility. However, the company is considering joining a group of PRPs planning to propose a de minimis settlement if that proves to be an economically feasible alternative. Management believes that the reasonably foreseeable resolution of this matter will not have a material effect on the financial statements.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors,
The Reynolds and Reynolds Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of March 31, 1994, and the related statements of consolidated income for the three and six months ended March 31, 1994 and 1993 and consolidated cash flows for the six months ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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





DELOITTE & TOUCHE
May 6, 1994

ITEM 2.

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                  (Dollars in thousands except per share data)


STOCK SPLIT

On February 17, 1994, the company's board of directors approved a two-for-one common stock split. As a result of the split, on March 15, 1994, common shareholders received one additional share for each share held as of March 1, 1994. Par value remained $.625 per Class A common share and $.03125 per Class B common share. This split represented the sixth time the company has split its stock two-for-one since the initial public offering in 1961. The last such split occurred in November 1992. The accompanying financial information was restated to reflect the latest stock split.


BUSINESS COMBINATIONS

On January 5, 1994, the company purchased Formcraft Inc. for $4,895 in cash. Formcraft, a Houston-based manufacturer of general business forms with strong forms management services, had annual sales of about $17,000 in 1993.

On January 3, 1994, the company purchased certain net assets of Law Printing Company Inc. for $13,075 of stock. Law, a California-based manufacturer of business forms primarily for automobile dealerships, had annual sales of about $11,000 in 1993.

On June 29, 1993, the company purchased COIN Inc. for $29,633 in cash. COIN, based in Atlanta, had one of the larger installed bases of customers in the automobile dealership systems industry, and had historically been a leader in automating the finance and insurance function of the dealership. Revenues of the acquired COIN business were about $55,000 in 1992.

On May 4, 1993, the company purchased certain net assets of BVI Information Systems Ltd., a small Montreal-based provider of computer systems for automobile dealerships.

On March 3, 1993, the company purchased certain net assets of Woodbury Business Systems, an Atlanta-based sales organization for a regional business forms supplier. Woodbury sales were about $15,000 in 1992.


RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

Consolidated net sales and revenues increased $34,317 or 20% in the second quarter and $63,439 or 19% for the six months. Excluding the effect of acquisitions, revenues grew $14,247 or 8% in the second quarter and $28,292 or 9% for six months primarily because of a significant increase in computer systems products. Computer systems order backlogs were exceptionally strong at March 31, 1994 and should support strong third quarter sales.

Information systems gross profit increased $14,707 or 20% in the second quarter and $26,628 or 18% year-to-date, consistent with the sales growth. As a percent of information systems sales, the gross profit margin declined slightly in the quarter and six months as an increase in business forms was offset by a decrease in computer systems products.

Selling, general and administrative (SG&A) expenses declined slightly as a percent of sales. A reduction in computer systems SG&A expenses, as a percent of sales, was partially offset by an increase in business forms SG&A expenses.

Consolidated operating income increased $4,221 or 19% in the second quarter and $8,998 or 21% year-to-date with computer systems, business forms and financial services all contributing significantly.

The effective income tax rate was 41.4% in the quarter and 41.6% for six months compared to 40.5% and 40.7% last year. The increase resulted from federal tax legislation which became law in August 1993.

Second quarter net income of $15,469 or $.35 per share increased $2,130 or 16% over last year. Year-to-date net income of $29,878 or $.68 per share increased $4,764 or 19% before the effect of accounting change. Earnings growth caused annualized return on equity to reach 20.7% compared to 19.9% last year, before the effect of accounting change. In late March and early April 1994, 639,400 shares were repurchased which will reduce weighted average shares outstanding in the third quarter.

The company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and recorded a transition charge of $19,106 or $.44 per share in the first quarter of 1993.


BUSINESS FORMS SEGMENT

Net sales increased $13,212 or 13% in the second quarter. Excluding the effect of acquisitions, second quarter sales increased $4,104 or 4%. Value-added automotive forms and forms management services sales increased about 10%, primarily as a result of higher volume. Automotive forms also included a modest price increase. These sales increases were partially offset by a 12% decline in sales of commodity paper products. Commodity paper products experienced declines in both sales volume and average sales prices. Year-to-date sales increased $18,973 or 10%. Excluding the effect of acquisitions, six month sales increased $6,249 or 3% reflecting the same trends as the second quarter.

In the second quarter, gross profit increased $7,083 or 17% to 44.2% of sales compared to 42.9% last year. Year-to-date, gross profit increased $10,506 or 13% to 43.8% of sales versus 42.6% last year. Gross profit increased because of strong growth in value-added automotive forms sales. Commodity paper products gross profit margins remained at low levels.

SG&A expenses were 34.6% and 34.7% of sales for the second quarter and six months, respectively. This compares to 33.6% and 34.0% last year. The primary reason for this increase was additional investment in marketing and selling activities.

Operating income increased $1,620 or 18% in the quarter and $2,639 or 16% year-to-date as a result of strong increases in automotive forms. The second quarter also benefited from the acquisitions of Law and Formcraft. General printing profitability improved slightly from the first quarter, however, it continues at relatively low operating margins and continues to be the focus of profit improvement efforts. Commodity paper products profitability continues at the relatively low operating margins of recent quarters.


COMPUTER SYSTEMS PRODUCTS

Revenues increased $21,116 or 31% in the quarter and $44,358 or 34% for six months with about half of the increase as a result of the 1993 acquisitions of COIN Inc. and BVI Information Systems Ltd. Revenues also increased because of ERA computer systems sales and recurring revenues. ERA computer systems sales increased significantly as a result of greater unit sales at slightly lower average systems prices. Average systems prices declined slightly because of the sales mix, reduced computer equipment cost and competition in the marketplace. Recurring revenues grew steadily because of continued increase in the number of ERA and electronic parts catalog software applications supported. This trend in recurring revenues should continue throughout 1994. The backlog of new orders for automotive computer systems remained exceptionally strong at March 31, 1994. This backlog should support strong computer systems sales in the third quarter. Medical computer sales and operating income declined from last year for both the quarter and six months because of uncertainty in the healthcare industry, which first affected operations in the second quarter of fiscal 1993.

Gross profit increased $7,624 in the quarter and $16,122 year-to-date, but declined to 44.8% and 45.6% of sales, respectively. In 1993, gross profit represented 47.5% of sales in the quarter and 48.7% of sales for six months.
In spite of reduced computer equipment costs, gross profit declined, as a percent of sales, because of the sales mix, competition in the marketplace and lower gross profit on medical computer systems. Also reducing the gross profit percent was the hiring of additional installation personnel to help the company satisfy increased demand for its products. These employees typically train for about four to five months. During this period, the company incurs expenses without additional revenues being generated. In the second half of the year, the company expects gross profit to increase as these installers become fully productive.

As a percent of sales, SG&A expenses declined about 1% of sales for both the quarter and six months primarily as a result of increased software capitalization from internal development activities.

Operating income increased $2,056 or 19% in the second quarter and $4,017 or 18% through six months. Strong operating income from automotive computers was the primary reason operating income rose significantly.


FINANCIAL SERVICES

Revenues were relatively flat for both the quarter and six months compared to last year. The lease portfolio grew because of strong computer systems sales. However, interest income did not increase because of lower interest rates on new leases as compared to leases maturing.

Operating income increased $545 or 20% in the second quarter and $2,342 or 54% year-to-date because of favorable bad debt experience and improved interest rate spreads. Bad debt expenses declined $300 in the quarter and $1,550 through six months because of a reduction in lease defaults. The allowance for losses was also lowered slightly because of the improved default experience.
It is expected that the favorable second quarter bad debt variances will continue in the third and fourth quarters. Interest expense also declined $241 in the second quarter and $548 year-to-date because of lower borrowing rates.


LIQUIDITY AND CAPITAL RESOURCES


CASH FLOWS

Information systems strong operating cash flow of $18,930 resulted from record net income. Cash flow was used to fund investments in working capital, acquisitions and capital expenditures. Working capital increased because of the timing of payroll accruals and higher sales, which increased accounts receivable. During the quarter, the company acquired Formcraft for $4,895 in cash. The Law transaction was considered a non-cash transaction because its net assets were exchanged for stock of $13,075. As such, this transaction was not included in the cash flow statement. Capital expenditures of $5,600 in computer systems and $3,600 in business forms occurred in the normal course of business. Cash was also returned to shareholders in the form of dividends and share repurchases. See the shareholders' equity section for a discussion of dividends and share repurchases.

Financial services operating cash flow and collections on finance receivables were invested in new leases of the company's products and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 13.2% at March 31, 1994 and September 30, 1993. The company maintains revolving credit agreements, of which $31,800 was available at March 31, 1994. The company also has a variety of short-term credit lines available. The company expects cash balances and internally generated cash to be sufficient to fund 1994 normal operations, which include anticipated capital expenditures of about $18,000.


SHAREHOLDERS' EQUITY

The company's Class A common shares are listed on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of May 5, 1994, none of these preferred shares were outstanding and the company had no agreements or commitments with respect to the sale or issuance of these shares.

During 1993, the board of directors authorized the repurchase of two million Class A common shares for treasury of which 418,800 were repurchased. The company repurchased 360,700 Class A common shares at an average price of $22.02 per share during the six months ended March 31, 1994. In early April 1994, the company repurchased 278,700 additional Class A common shares at an average price of $22.66. On May 2, 1994, the board of directors authorized the repurchase of an additional two million Class A common shares for treasury. This brings the remaining balance of shares authorized for repurchase to 2,941,800 at May 5, 1994.

In February 1994, the board of directors raised the quarterly dividend to $.085 per Class A common share, an increase of 13%. This action followed increases of 15% in November 1993 and 18% in 1992. Cash dividends have been raised seven times since 1989 and paid each quarter since the company's initial public offering in 1961.


ENVIRONMENTAL MATTERS

See Notes to Financial Statements (Note 6 - Contingencies).

                          PART II - OTHER INFORMATION


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on February 17, 1994, the shareholders of the Company voted on the following issues.

         Issue 1     Election of Directors to three-year terms expiring in 1997

                                                                      Shares                  Shares
                                                                        For                  Withheld
                                                                    ----------               --------
                  Dale L. Medford                                   23,404,897                223,927
                  Robert C. Nevin                                   23,402,167                226,657
                  Gayle B. Price, Jr.                               23,402,122                226,702
                  Kenneth W. Thiele                                 23,398,672                230,152

         Issue 2     Appointment of Deloitte and Touche as Independent Auditors

            Shares For 23,508,177  Shares Against 75,051  Shares Abstain 45,596

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits:

              No exhibits are required to be filed for the quarter ended March 31, 1994.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE REYNOLDS AND REYNOLDS COMPANY





Date  May 6, 1994                   /s/ Dale L. Medford
     ------------------             --------------------------------------
                                    Dale L. Medford, Vice President,
                                    Corporate Finance and Chief Financial
                                    Officer