Form 10-Q
period 1994-06-30
REYNOLDS & REYNOLDS CO
filed 1994-08-12
CIK 83588

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             JUNE 30, 1994
                              -----------------------------------------

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
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X      NO
                                               ------       ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1994:


  Class A Common shares, 42,177,487 net of 4,052,541 treasury shares;

  Class B Common shares, 10,000,000.

                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES

                                                         TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Statements of Consolidated Income (Unaudited)
         Three and Nine Months Ended June 30, 1994 and 1993                                             3

         Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 1994 and September 30, 1993                                                           4

         Statements of Consolidated Cash Flows (Unaudited)
         Nine Months Ended June 30, 1994 and 1993                                                       5

         Notes to Financial Statements (Unaudited)                                                      6

         Independent Accountants' Review Report                                                         9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         Three and Nine Months Ended June 30, 1994 and 1993                                            10




PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                              15




SIGNATURES                                                                                             16

                                                  PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                                           STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                                    FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                                               (In thousands except per share data)
                                                                           THREE MONTHS              NINE MONTHS
                                                                       -------------------       ------------------
                                                                           1994        1993          1994        1993
                                                                       --------    --------      --------    --------
Net Sales and Revenues:
  Information systems:
    Business forms                                                     $107,135    $ 98,581      $319,505    $291,978
    Computer systems                                                     90,342      66,316       266,448     198,064
                                                                       --------    --------      --------    --------
    Total information systems                                           197,477     164,897       585,953     490,042
  Financial services                                                      4,836       4,873        14,461      14,390
                                                                       --------    --------      --------    --------
  Total net sales and revenues                                          202,313     169,770       600,414     504,432
                                                                       --------    --------      --------    --------
Costs and Expenses:
  Information systems:
    Cost of sales:
       Business forms                                                    59,200      55,020       178,655     166,008
       Computer systems                                                  47,449      34,534       143,278     102,127
                                                                       --------    --------      --------    --------
       Total cost of sales                                              106,649      89,554       321,933     268,135
                                                                       --------    --------      --------    --------
    Selling, general and administrative expenses:
       Business forms                                                    40,578      33,716       114,278      99,549
       Computer systems                                                  26,609      21,434        80,839      63,559
                                                                       --------    --------      --------    --------
       Total selling, general and administrative expenses                67,187      55,150       195,117     163,108
                                                                       --------    --------      --------    --------
    Restructuring charge                                                 12,400                    12,400
                                                                       --------                  --------
  Financial services                                                      1,762       1,823         4,719       7,014
                                                                       --------    --------      --------    --------
  Total costs and expenses                                              187,998     146,527       534,169     438,257
                                                                       --------    --------      --------    --------
Operating Income                                                         14,315      23,243        66,245      66,175
                                                                       --------    --------      --------    --------
Other Charges (Income):
  Interest expense                                                          853       1,008         2,615       2,826
  Interest income                                                          (303)       (393)         (918)     (1,401)
  Other                                                                  (1,043)       (152)       (1,395)       (372)
                                                                       --------    --------      --------    --------
  Total other charges (income)                                             (493)        463           302       1,053
                                                                       --------    --------      --------    --------
Income Before Income Taxes                                               14,808      22,780        65,943      65,122
Provision for (Benefit from) Income Taxes                                (3,289)      9,355        17,968      26,583
                                                                       --------    --------      --------    --------
Income Before Effect of Accounting Change                                18,097      13,425        47,975      38,539
Effect of Accounting Change                                                                                   (19,106)
                                                                       --------    --------      --------    --------
Net Income                                                             $ 18,097    $ 13,425      $ 47,975    $ 19,433
                                                                       ========    ========      ========    ========
Earnings Per Common Share:
  Income before effect of accounting change                                $.41        $.31         $1.09        $.88
  Effect of accounting change                                                                                    (.44)
                                                                           ----        ----          ----        ----
  Net income                                                               $.41        $.31         $1.09        $.44
                                                                           ====        ====         =====        ====
Average Number of Common Shares Outstanding                              43,759      43,658        43,916      43,832
                                                                         ======      ======        ======      ======
Cash Dividends Declared Per Common Share                                  $.085       $.065         $.245       $.195
                                                                          =====       =====         =====       =====

See Independent Accountants' Review Report and Notes to Financial Statements.

                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                               JUNE 30, 1994 AND SEPTEMBER 30, 1993
                                                          (In thousands)
                                                                                      6/30/94               9/30/93
                                                                                     ---------             --------
ASSETS
INFORMATION SYSTEMS
Current Assets:
 Cash and equivalents                                                                $ 13,495              $  9,437
                                                                                     --------              --------
 Accounts receivable (less allowance for doubtful accounts:
   6/30/94----$3,094; 9/30/93----$6,090)                                              104,022               105,713
                                                                                     --------              --------
 Inventories:
   Finished products                                                                   34,230                29,478
   Work in process                                                                      2,817                 1,851
   Raw materials and supplies                                                           5,759                 6,977
                                                                                     --------              --------

   Total inventories                                                                   42,806                38,306
                                                                                     --------              --------

 Deferred income taxes                                                                  8,467                 8,576
                                                                                     --------              --------

 Prepaid expenses and other assets                                                     13,571                 6,880
                                                                                     --------              --------

 Total current assets                                                                 182,361               168,912
                                                                                     --------              --------

Property, Plant and Equipment                                                         253,426               247,262
Less Accumulated Depreciation                                                         141,201               136,085
                                                                                     --------              --------

Net Property, Plant and Equipment                                                     112,225               111,177
                                                                                     --------              --------
Intangible Assets - Net:
 Excess of cost over net assets of companies acquired                                  79,508                71,760
 Software licensed to customers                                                        15,043                17,500
 Other                                                                                  9,019                11,195
                                                                                     --------              --------

 Total intangible assets - net                                                        103,570               100,455
                                                                                     --------              --------

Other Assets                                                                           33,504                27,217
                                                                                     --------              --------

Total Information Systems Assets                                                      431,660               407,761
                                                                                     --------              --------

FINANCIAL SERVICES
Finance Receivables - Net                                                             185,127               161,711
Cash and Other Assets                                                                     964                 1,079
                                                                                     --------              --------

Total Financial Services Assets                                                       186,091               162,790
                                                                                     --------              --------

Total Assets                                                                         $617,751              $570,551
                                                                                     ========              ========


LIABILITIES AND SHAREHOLDERS' EQUITY
INFORMATION SYSTEMS
Current Liabilities:
 Accounts payable                                                                    $ 27,886              $ 28,138
 Accrued liabilities                                                                   58,680                55,271
                                                                                     --------              --------

 Total current liabilities                                                             86,566                83,409

Long-Term Debt                                                                         41,092                40,000
Retirement and Other Liabilities                                                       51,165                52,086
                                                                                     --------              --------

Total Information Systems Liabilities                                                 178,823               175,495
                                                                                     --------              --------

FINANCIAL SERVICES
Notes Payable                                                                          95,275                87,688
Deferred Income Taxes                                                                  47,793                42,064
Other Liabilities                                                                       1,687                 1,979
                                                                                     --------              --------

Total Financial Services Liabilities                                                  144,755               131,731
                                                                                     --------              --------

CONTINGENCIES

MINORITY INTEREST                                                                       4,030
                                                                                     --------

SHAREHOLDERS' EQUITY
Capital Stock:
 Preferred
 Class A common                                                                        26,355                13,199
 Class B common                                                                           313                   188
Additional Paid-In Capital                                                              1,734                 2,693
Other Adjustments                                                                      (3,953)              (3,316)
Retained Earnings                                                                     265,694               250,561
                                                                                     --------              --------

Total Shareholders' Equity                                                            290,143               263,325
                                                                                     --------              --------

Total Liabilities and Shareholders' Equity                                           $617,751              $570,551
                                                                                     ========              ========

See Independent Accountants' Review Report and Notes to Financial Statements.

                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                                         STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                         FOR THE NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                                                          (In thousands)
                                                                                           1994                  1993
                                                                                        -------               -------
INFORMATION SYSTEMS
Cash Flows Provided by (Used for) Operating Activities:
 Net income                                                                             $42,134               $14,882
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Effect of accounting change                                                                                 19,106
   Depreciation and amortization                                                         26,839                17,261
   Deferred income taxes                                                                 (1,129)                 (192)
   Deferred income taxes transferred
    to financial services                                                                 3,493                 1,651
   Loss on sales of assets                                                                2,693                    76
   Changes in operating assets and liabilities:
    Accounts receivable                                                                  (7,707)               (4,549)
    Inventories                                                                          (2,846)                2,485
    Prepaid expenses, intangible and other assets                                       (11,033)               (5,536)
    Accounts payable                                                                        602                (4,264)
    Accrued and other liabilities                                                         4,531                  (675)
                                                                                        -------               -------

 Net cash provided by operating activities                                               57,577                40,245
                                                                                        -------               -------

Cash Flows Provided by (Used for) Investing Activities:
 Acquisitions                                                                            (9,943)              (40,072)
 Capital expenditures                                                                   (16,074)              (11,148)
 Proceeds from sales of assets                                                            9,752                   905
 Capitalization of software licensed to customers                                        (2,520)                 (859)
 Repayments from financial services                                                         796                 3,390
                                                                                        -------               -------

 Net cash used for investing activities                                                 (17,989)              (47,784)
                                                                                        -------               -------

Cash Flows Provided by (Used for) Financing Activities:
 Additional borrowings                                                                    1,250                13,850
 Principal payments on debt                                                              (2,007)
 Cash dividends paid                                                                    (10,599)               (8,357)
 Capital stock issued                                                                     1,439                 3,205
 Capital stock repurchased                                                              (25,112)              (17,130)
                                                                                        -------               -------

 Net cash used for financing activities                                                 (35,029)               (8,432)
                                                                                        -------               -------

Effect of Exchange Rate Changes on Cash                                                    (501)               (1,248)
                                                                                        -------               -------

Increase (Decrease) in Cash and Equivalents                                               4,058               (17,219)
Cash and Equivalents - Beginning of Period                                                9,437                23,838
                                                                                        -------               -------

Cash and Equivalents - End of Period                                                    $13,495               $ 6,619
                                                                                        =======               =======

FINANCIAL SERVICES
Cash Flows Provided by Operating Activities                                             $ 7,453                $6,067
Cash Flows Used for Investing Activities                                                (14,612)               (3,728)
Cash Flows Provided by (Used for) Financing Activities                                    6,791                (2,277)
                                                                                        -------                ------
Increase (Decrease) in Cash and Equivalents                                                (368)                   62
Cash and Equivalents - Beginning of Period                                                  996                   963
                                                                                        -------                ------
Cash and Equivalents - End of Period                                                    $   628                $1,025
                                                                                        =======                ======

See Independent Accountants' Review Report and Notes to Financial Statements.

              THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                 (Dollars in thousands except per share data)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position (unaudited) of the company as of June 30, 1994 and September 30, 1993, the results of operations (unaudited) for the three and nine months ended June 30, 1994 and 1993 and cash flows (unaudited) for the nine months ended June 30, 1994 and 1993.


(2)      BUSINESS FORMS RESTRUCTURING

During the third quarter, the company recorded a restructuring charge of $12,400. This restructuring charge reflected costs to be incurred in the disposal of part of a product line and the consolidation of certain printing operations. The company will discontinue the manufacture of certain low-margin stock tab products and will close its Chambersburg, Pennsylvania plant. To facilitate this process, the company sold a minority interest in a subsidiary to Willamette Industries, Inc. for $4,000 in cash. Willamette, based in Oregon, is a forest products company and a leading supplier of stock tab products. It is anticipated that Willamette and the company will jointly own and operate this subsidiary during the transition of manufacturing operations to ensure continuous quality customer service. At the completion of this transition period (anticipated to be less than one year), the minority interest will be liquidated with no effect on net income. This transaction generated about $11,500 of income tax benefits which more than offset the negative after-tax effect of the restructuring charge.

The company also decided to consolidate its east coast custom business forms manufacturing operations to maximize plant efficiencies. The company will close its Chestertown, Maryland plant and consolidate those operations primarily into the Hagerstown, Maryland plant. In addition, a number of distribution facilities and sales offices will also be closed and related sales and administrative positions will be eliminated.

Significant components of the restructuring charge are included in the following table.


Severance and outplacement                       $ 3,692
Plant closure                                      4,011
Goodwill write-off                                 4,000
Other                                                697
                                                 -------
Total                                            $12,400
                                                 =======

The severance and outplacement accruals represent benefits for 311 employees, comprised principally of manufacturing employees but also including sales and administrative employees. Through June 30, 1994, 99 employees were terminated and $369 of severance and outplacement benefits were paid.

(3)      BUSINESS CHANGES

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

On January 5, 1994, the company acquired all outstanding shares of Formcraft Inc. for $5,107 of cash. Formcraft, a manufacturer of general business forms with strong forms management services, had annual sales of about $17,000 in 1993. The acquisition was financed with internally generated cash. The acquisition was accounted for as a purchase and the accounts of Formcraft were included in the company's financial statements since January 5, 1994. The excess of the acquisition cost over the fair value of net assets acquired is being amortized on a straight-line basis over ten years.

On May 9, 1994, the company acquired all outstanding shares of Management Computer Services, Inc. (MCS) for $4,836 of cash. MCS, a leading provider of parts locator services to automobile dealers under the name of One Touch, has annual sales of about $4,000. The acquisition was accounted for as a purchase and the accounts of MCS were included in the company's financial statements since May 9, 1994. The excess of the acquisition cost over the fair value of net assets acquired is being amortized on a straight-line basis over seven years.


Allocation of Purchase Prices

                                                  Law         Formcraft              MCS            Total
                                              -------         ---------           ------          -------
Current assets                                $ 2,112            $3,565           $  453          $ 6,130
Property, plant and equipment                     613             4,007              323            4,943
Other assets                                                         58              177              235
Excess of cost over
  net assets acquired                          13,129             1,425            4,858           19,412
Liabilities assumed                            (2,779)           (3,948)            (975)          (7,702)
                                              -------            ------           ------          -------
Totals                                        $13,075            $5,107           $4,836          $23,018
                                              =======            ======           ======          =======

On June 10, 1994, the company completed the sale of its French subsidiary, Reynolds and Reynolds S.A., to Turbodata N.V., of Belgium. The sales proceeds of about $8,000 approximated the net asset investment. In 1993, this subsidiary reported sales of $18,000 and a net loss of $500.


(4)      RECONCILIATION OF INCOME TAX RATES

                                                      Three Months                      Nine Months
                                                    ----------------                 ----------------
                                                       1994         1993                1994          1993
                                                    -------       ------             -------       -------
Statutory federal income taxes                      $ 5,183       $7,745             $23,080       $22,141
Federal income tax rates                               35.0%        34.0%               35.0%         34.0%

State taxes and permanent items                         919        1,610               4,279         4,442
Divestiture of stock tab business                   (11,500)                         (11,500)
Write-off of nondeductible goodwill                   1,400                            1,400
Sale of French subsidiary                               709                              709
                                                    -------       ------             -------       ------
Income tax provision (benefit)                      $(3,289)      $9,355             $17,968       $26,583
                                                    =======       ======             =======       =======
Effective income tax rates                            (22.2%)       41.1%               27.2%         40.8%


(5)      CASH FLOW STATEMENTS

The following supplemental information has been presented to aid in the analysis of the statements of consolidated cash flows for the nine months ended June 30, 1994 and 1993.

                                                       1994            1993
                                                    -------        --------
Income Taxes Paid:
  Information systems                               $20,666         $25,844
  Financial services                                  1,690           2,880

Interest Paid:
  Information systems                                $1,815          $1,317
  Financial services                                  3,683           4,176

(6)      STOCK SPLIT

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


(7)      CONTINGENCIES

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

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a Record of Decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. The company believes it is a minor participant, and has accrued its estimated share of response costs as of June 30, 1994.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During the quarter ended June 30, 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During the quarter ended June 30, 1994, the company determined that its share of remediation costs may increase because contribution litigation has not yet resulted in additional members joining the PRP coalition. Additionally, certain members of the PRP coalition may not be able to meet future remediation obligations. Based on this new information, the company increased its accrual by $1,750 during the quarter bringing the total amount accrued to $2,500 as of June 30, 1994. Management believes that the reasonably foreseeable resolution will not have a material effect on the financial statements.

In January, 1994, by means of a special notice letter, the EPA notified the company that it was considered to be one of more than three hundred PRPs at a former drum reconditioning facility in Hillsborough County, Florida. A remedial investigation and feasibility study is complete. A record of decision has been issued, and a statement of work for the remedial design and remedial action is in circulation. Following an investigation by the company into its possible past connection with or use of the facility in question, the company believes that it did not have any involvement with the facility. Management believes that the reasonably foreseeable resolution of this matter will not have a material effect on the financial statements.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors,
The Reynolds and Reynolds Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of June 30, 1994, and the related statements of consolidated income for the three and nine months ended June 30, 1994 and 1993 and consolidated cash flows for the nine months ended June 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

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





DELOITTE & TOUCHE
Dayton, Ohio
August 10, 1994

ITEM 2.

              THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                 (Dollars in thousands except per share data)


RESTRUCTURING CHARGE AND MINORITY INTEREST

During the third quarter, the company announced a restructuring of its general printing business to focus on value-added products and to improve profitability. The company will cease manufacturing low margin single-part stock continuous computer paper and close the Chambersburg, Pennsylvania plant. The company has begun a relationship with Willamette Industries, Inc. to provide customers with these products. The company will also discontinue certain low-margin wholesale stock continuous business. During this transition period, the company and Willamette will jointly own and operate the Chambersburg facility. This joint ownership was accomplished through the sale of a minority interest in a subsidiary to Willamette for $4,000.

The company is also consolidating its east coast custom printing manufacturing operations to improve plant efficiencies. The company will close its Chestertown, Maryland plant and move those operations primarily to the Hagerstown, Maryland plant. Additionally, a number of distribution facilities and sales offices will be closed and related sales and administrative positions will be eliminated.

In total, about 300 positions will be eliminated, however, about 50 new positions will be created at the Hagerstown facility. Once the restructuring is fully implemented, operating income is expected to increase about $4,300 on an annual basis. The estimated cost of these actions of $12,400 was recorded as a restructuring charge and reported as a separate line on the income statement. Of the $12,400 restructuring charge, $5,794 related to cost of sales and $6,606 related to selling, general and administrative expenses. (See Notes to Financial Statements for additional information regarding restructuring costs.) The negative effect of this restructuring charge was more than offset by income tax benefits associated with the divestiture of the stock tab business.


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


BUSINESS CHANGES

On June 10, 1994, the company completed the sale of its French subsidiary, Reynolds and Reynolds S.A., to Turbodata N.V., of Belgium. The sales proceeds of about $8,000 approximated the net asset investment. In 1993, this subsidiary reported sales of $18,000 and a net loss of $500.

On May 9, 1994, the company acquired all outstanding shares of Management Computer Services, Inc. (MCS) for $4,836 of cash. MCS, a leading provider of parts locator services to automobile dealers under the name of One Touch, has annual sales of about $4,000.

On January 5, 1994, the company purchased Formcraft Inc. for $5,107 in cash. Formcraft, a Houston-based manufacturer of general business forms with strong forms management services, had annual sales of about $17,000 in 1993.

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


RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

Consolidated net sales and revenues increased $32,543 or 19% in the third quarter and $95,982 or 19% through nine months. Excluding the effect of acquisitions, revenues grew $13,907 or 8% in the third quarter and $42,199 or 8% for nine months primarily because of a significant increase in computer systems products revenues. Computer systems order backlogs were exceptionally strong at June 30, 1994 and should support strong fourth quarter sales.

Information systems gross profit increased $15,485 or 21% in the third quarter and $42,113 or 19% year-to-date, consistent with the sales growth.

Selling, general and administrative (SG&A) expenses increased as a percent of sales in the third quarter primarily because of a $1,750 expense related to an Environmental Protection Agency (EPA) Superfund site. See Notes to Financial Statements for a further discussion of this contingency.

Consolidated operating income decreased $8,928 in the third quarter because of the negative pre-tax effect of the $12,400 restructuring charge and other one-time expenses of $2,793. These one-time expenses include the $1,750 environmental expense and $1,043 of period expenses related to the restructuring. Excluding these one-time expenses, operating income would have been $29,508, an increase of 27%. This increase resulted from strong growth of computer systems revenues and operating income. Excluding the one-time charges, year-to-date operating income of $81,438 increased $15,263 or 23% with computer systems, business forms and financial services all contributing significantly.

Other income was $1,043 in the quarter compared to $152 last year. The majority of this increase related to a pre-tax gain on the third quarter 1994 sale of the French subsidiary. After income taxes, however, the effect of this disposal was near breakeven.

During the quarter, the company reported an income tax benefit of $3,289 because of the combined effect of several unusual items. See Notes to Financial Statements for a reconciliation of federal statutory rates to effective income tax rates.

Third quarter net income of $18,097 or $.41 per share increased $4,672 or 35% over last year. Year-to-date net income of $47,975 or $1.09 per share increased $9,436 or 24% before the effect of accounting change. Earnings growth caused annualized return on equity to reach 22.6% compared to 20.1% last year, before the effect of accounting change.

The company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and recorded a transition charge of $19,106 or $.44 per share in the first quarter of 1993.


BUSINESS FORMS SEGMENT

Net sales increased $8,554 or 9% in the third quarter. This increase resulted from $7,104 from acquisitions and an 8% increase in value-added automotive forms and forms management services. These increases were partially offset by a 22% decline in sales of commodity paper products. The decision to exit the manufacture of certain stock tab products and discontinue the sale of certain wholesale products should cause sales of these low margin products to decline further. Year-to-date sales increased $27,527 or 9% because of $19,828 from acquisitions and an 8% increase in value added automotive forms and forms management services. A decline in paper products sales partially offset this sales growth.

In the third quarter, gross profit increased $4,374 or 10% to 44.7% of sales compared to 44.2% last year. Year-to-date, gross profit increased $14,880 or 12% to 44.1% of sales versus 43.1% last year. Gross profit increased primarily because of strong growth in value-added automotive forms sales. Paper costs increased twice during the third quarter as paper manufacturers raised prices. Since these increases occurred relatively late in the quarter, there was no impact on net income. However, fourth quarter income could be affected as these higher paper costs move out of inventory. The company will attempt to minimize this effect through efficiencies and pricing.

SG&A expenses were 37.9% and 35.8% of sales for the third quarter and nine months, respectively. This compares to 34.2% and 34.1% last year. The primary reasons for this increase were a $1,750 EPA Superfund site expense and additional investment in marketing and selling activities.

Operating income decreased $14,888 in the quarter and $12,249 for nine months because of the $12,400 restructuring charge and $2,793 of one-time expenses. Excluding these charges, operating income was $10,150 for the quarter compared to $9,845 last year. Year-to-date operating income of $29,365 excluding the one-time charges, increased 11% because of a strong increase in automotive forms. General printing profitability is expected to improve in fiscal year 1995, once the restructuring is fully implemented. However, fourth quarter benefits of the restructuring are expected to be offset by additional period costs to be incurred to implement the restructuring.


COMPUTER SYSTEMS PRODUCTS

Revenues increased $24,026 or 36% in the quarter and $68,384 or 35% for nine months with about half of the increase as a result of acquisitions. Revenues increased primarily because of ERA computer systems sales and recurring revenues. ERA computer systems sales increased significantly as a result of greater unit sales as new orders remained very strong. Unit sales increased 15% over the second quarter 1994 as additional installation employees hired earlier in the fiscal year increased our installation capacity. These employees completed training and began installing computer systems in the third quarter. The backlog of new orders for automotive computer systems remained exceptionally strong at June 30, 1994. This backlog should support strong computer systems sales in the fourth quarter. Recurring revenues grew steadily because of the continued increase in the number of ERA and electronic parts catalog software applications supported. This trend in recurring revenues should continue throughout 1994. Medical computer sales and operating income were relatively flat with last year for the quarter. Year-to-date medical operating results remained behind last year because of continued uncertainty in the healthcare industry, which first affected operations in the second quarter of fiscal 1993.

Gross profit increased $11,111 or 35% in the quarter, consistent with the sales increase. The gross profit percentage of 47.5% of sales represented a significant increase over 1994's second quarter of 44.8%. The improved gross margin resulted from the additional installation personnel becoming more productive upon completion of training. These employees were hired earlier this fiscal year to help the company satisfy greater demand for its products.

During the training period, which typically lasts four to five months, the company incurs expenses without additional revenues being generated. Year-to-date gross profit increased $27,233 and represented 46.2% of revenues, compared to 48.4% last year. This decline, as a percent of revenues, occurred in spite of reduced computer equipment costs, because of competition in the marketplace and the aforementioned hiring of installation resources.

As a percent of revenues, SG&A expenses were 29.5% in the third quarter and 30.3% for nine months. This compares to 32.3% and 32.1% last year. SG&A expenses grew at a slower rate than revenues because of increased software capitalization from product development activities and the effect of the COIN acquisition. The COIN acquisition allowed the company to add revenues and leverage its existing SG&A investment.

Operating income increased $5,936 or 57% in the third quarter and $9,953 or 31% through nine months. Strong operating income from automotive computers was the primary reason operating income rose significantly. As a percent of sales, operating income was 18% in the third quarter compared to 16% last year and 14% in 1994's second quarter. The significant increase over the second quarter occurred primarily because of higher sales as a result of strong orders and greater installation capacity.


FINANCIAL SERVICES

Revenues were relatively flat for both the quarter and nine months compared to last year. The lease portfolio grew because of strong computer systems sales. However, interest income remained about the same as last year because of lower interest rates on new leases as compared to leases maturing.

Operating income increased slightly in the third quarter and $2,366 or 32% year-to-date. The increase for nine months resulted from favorable bad debt experience and improved interest rate spreads. Bad debt expenses declined $1,550 through nine months because of a reduction in lease defaults. The allowance for losses was also lowered slightly because of the improved default experience. Additionally, interest expense declined $610 year-to-date because of lower borrowing rates.


LIQUIDITY AND CAPITAL RESOURCES


CASH FLOWS

Information systems strong operating cash flow resulted from record net income. Cash flow was used to fund investments in working capital, acquisitions and capital expenditures. Working capital increased because of the timing of income tax payments and higher sales, which increased accounts receivable. During the year, the company invested cash to acquire Formcraft for $5,107 and Management Computer Services for $4,836. The Law acquisition was reported as a non-cash transaction because its net assets were exchanged for $13,075 of the company's stock. As such, this transaction was not included in the cash flow statement. Capital expenditures of $9,800 in computer systems and $6,300 in business forms occurred in the normal course of business. The company received proceeds of $4,000 related to the sale of minority interest in a subsidiary and about $5,000, net of subsidiary cash balances, from the sale of the French subsidiary. The company also received notes receivable of $1,645 from the sale of the French subsidiary, which were excluded from the cash flow statement as a non-cash transaction. Cash was also returned to shareholders as $10,599 of dividends and $25,112 of share repurchases. See the shareholders' equity section for a discussion of dividends and share repurchases.

Financial services operating cash flow and collections on finance receivables were invested in new leases of the company's products and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 12.5% at June 30, 1994 and 13.2% at September 30, 1993. The company maintains revolving credit agreements, of which $40,000 was available at June 30, 1994. The company also has a variety of short-term credit lines available. The company expects cash balances and internally generated cash to be sufficient to fund 1994 normal operations, which include anticipated capital expenditures of about $18,000.


SHAREHOLDERS' EQUITY

The company's Class A common shares are listed on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of August 9, 1994, none of these preferred shares were outstanding and the company had no agreements or commitments with respect to the sale or issuance of these shares.

During 1993, the board of directors authorized the repurchase of up to two million Class A common shares for treasury of which 418,800 were repurchased. On May 2, 1994, the board of directors authorized the repurchase of up to an additional two million Class A common shares for treasury. The company repurchased 1,106,700 Class A common shares at an average price of $22.69 per share during the nine months ended June 30, 1994. In early July 1994, the company repurchased 52,000 additional Class A common shares at an average price of $23.19. This brings the remaining balance of shares authorized for repurchase to 2,422,500 at August 9, 1994.

In February 1994, the board of directors raised the quarterly dividend to $.085 per Class A common share, an increase of 13%. This action followed increases of 15% in November 1993 and 18% in 1992. Cash dividends have been raised seven times since 1989 and paid each quarter since the company's initial public offering in 1961.


ENVIRONMENTAL MATTERS

See Notes to Financial Statements (Note 7 - Contingencies).

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


             (a)  Exhibits:

                  No exhibits are required to be filed for the quarter ended June 30, 1994.

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE REYNOLDS AND REYNOLDS COMPANY



Date  August 10, 1994               /S/David R. Holmes
     -----------------              ---------------------------------------
                                    David R. Holmes, Chairman, President
                                    and Chief Executive Officer



Date  August 10, 1994               /S/Dale L. Medford
     -----------------              ---------------------------------------
                                    Dale L. Medford, Vice President,
                                    Corporate Finance and Chief Financial
                                    Officer