Form 10-K
period 1994-09-30
REYNOLDS & REYNOLDS CO
filed 1994-12-22
CIK 83588

===============================================================================

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.                               [FEE REQUIRED]
                                                        --------------
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.                             [NO FEE REQUIRED]
                                                        -----------------
      FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                          COMMISSION FILE NO. 0-132

                      THE REYNOLDS AND REYNOLDS COMPANY
            (Exact name of registrant as specified in its charter)

           OHIO                                          31-0421120
 (State of Incorporation)                   (IRS Employer Identification No.)
                           115 SOUTH LUDLOW STREET
                             DAYTON, OHIO  45402
                   (Address of principal executive offices)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (513) 443-2000

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 CLASS A COMMON SHARES PAR VALUE $.625 PER SHARE  NEW YORK STOCK EXCHANGE
 -----------------------------------------------  -----------------------
    (Title of class)                              (Exchange on which registered)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
                                     ----
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---
      The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of December 1, 1994, was $915,886,966.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 1994:

  Class A Common Shares: 41,452,637 (exclusive of 4,774,451 Treasury shares)
                      Class B Common Shares: 10,000,000

                     DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of Proxy Statement for 1995 Annual Meeting of
Shareholders.
===============================================================================

                                     PART I
                             (DOLLARS IN THOUSANDS)

ITEM 1.  BUSINESS
                                    GENERAL
        The Reynolds and Reynolds Company (the "Company"), an Ohio corporation, incorporated in 1889, operates principally in two business segments -- business forms and computer systems.

BUSINESS FORMS

        The business forms segment offers its products and services to the automotive, healthcare and general business markets.

        In the automotive market, the segment markets its products and services to sales, parts, accounting and administrative departments of automobile, truck and recreational vehicle dealerships, as well as related-automotive businesses such as repair garages, auto parts stores and body shops. Products include standard and custom single (uniset) forms, continuous forms, stationery, envelopes, paper floor mats, promotional items and forms management services.

        In the healthcare market, the segment markets standard and custom forms and forms management services to hospitals and large healthcare organizations.

        In the general business market, the segment offers a wide variety of paper and electronic custom business forms both continuous and snap-out, as well as stock continuous computer forms, stationery, envelopes, desktop compatibles, checks, labels and tickets. Electronic forms, on- demand printing and broad security feature capability are also offered as an integrated part of this segment's overall document solutions offering. Forms management services such as forms survey and analysis, inventory management and reporting systems, cost center reporting, low stock reporting and pick-pack distribution help the Company's general business customers manage their business forms needs. One-write pegboard accounting systems are sold primarily to smaller businesses through a network of office supply dealers and independent forms distributors.

        The business forms segment operates 11 manufacturing facilities in the United States and Canada.

COMPUTER SYSTEMS

        The computer systems segment offers its products and services to the automotive and healthcare markets.

        The automotive group markets turnkey information management systems and professional services primarily to automobile dealers. The hardware sold is purchased from computer hardware manufacturers which specialize in platforms for the UNIX operating system. With a few minor exceptions, the application software products are owned by the Company and licensed to users. Some of the software products offered include standard programs for accounting, payroll, vehicle and parts inventory control and billing, service merchandising, scheduling and billing, leasing, finance and insurance and manufacturer communications.

        Hardware maintenance, software support and training and other professional services are integral parts of the Company's turnkey approach to marketing computer systems. These services are provided by over 1,200 service and support personnel located in nearly 175 offices in principal cities in North America.

        The Company also markets computer products and services directly to automobile manufacturers.

        With the November, 1994 acquisition of PD Medical Systems, the Company expanded its array of turnkey computer systems offered to medical practices. That acquisition has been combined with the former subsidiary, NMC Services, and together they now operate as Reynolds and Reynolds Healthcare Systems. (See Management Discussion and Analysis, Page 8).

        FINANCING SUBSIDIARIES -- Various subsidiaries provide financing primarily for the Company's computer systems through non-cancellable finance leases.

        Financial information about industry segments is included in Notes 5 and 11 on pages 31-32 and 39-40, respectively. Financial services operating results are included in the computer systems information.

        Further information concerning the Company's business follows.

                                  NEW PRODUCTS

        The Company continued to enhance its computer systems product line for automobile dealers. New software releases included numerous information service applications to further develop this major new area of recurring revenue. Among the releases are applications which link: dealerships to service bureaus to determine consumer credit worthiness; process and approve actual credit documentation; and process vehicle registrations by electronic data interface with state authorities (Maryland, Virginia).

        The Company acquired the One Touch parts locator business, the most frequently used repair parts, marketing and locator service in North America. The Company also acquired the exclusive rights to Document Management software, to enable the integrated storage and retrieval of source documents and ProDesk profit manager software which enables the marketing of leased vehicles and integrates with other dealer management system applications.

        In addition, the Company also introduced new image-based electronic parts and service applications for parts and service departments in automobile dealerships.

        The Company also enhanced its document solutions capability by extending its security features offering, and integrating electronic forms and on-demand capability into its broad forms management offering.

                                 RAW MATERIALS

        An adequate supply of paper products is essential to the Company's business forms segment. The Company obtains those products from a variety of sources and, historically has not experienced any difficulty in obtaining them. However, during October and November 1994 (fiscal year 1995), the Company experienced higher prices and lower supplies of form bond paper. Some manufacturers are placing their customers on allocations for this product. The Company expects to be able to continue to acquire a sufficient supply of such paper at higher prices, which, the Company believes, can be passed through to the end-user customers.

        Computer hardware is essential to the Company's computer systems segment. This hardware comes from a variety of sources, principally Silicon Graphics, Inc., and historically the Company has experienced an ample supply.

        In the opinion of the Company, loss of one or more if its present suppliers of either paper products or computer hardware would not have a significant impact on the Company's operations because of the general availability of alternate sources.

                     PATENTS, TRADEMARKS AND RELATED RIGHTS

        Except as described below, the Company does not have any patents, trademarks, licenses, franchises or concessions which are material to an understanding of the Company's business.

        The Company's trademark REYNOLDS + REYNOLDS(R) is associated with many goods and services provided by the Company.

        In the computer systems segment, the Company has a number of distribution and licensing arrangements with equipment and software vendors relating to certain components of Reynolds' products, including a distribution license for UNIX operating systems (a product and trademark of Bell Laboratories). Such arrangements are in the aggregate, but not individually (except for UNIX), material to Reynolds' business.


                                  COMPETITION

        Both in the provision of computer systems products and services and in the manufacture and sale of business forms, the Company is subject to competition from a number of other business organizations, some of which have substantially greater assets and financial resources than the Company. The Company believes that it competes by producing high-quality products and by continually upgrading its computer systems and services to utilize the most
recent technology and developments in the industry.   The Company has
specialized in selected markets and has emphasized service and long-term relationships to meet customer needs more effectively. While no single customer represents 5% or more of the revenues of either principal business segment, the Company does have several significant customers whose loss, in the aggregate, could be material to the business forms segment. The Company believes that the likelihood of losing all of such customers is remote.

                                    BACKLOG

        BUSINESS FORMS: The Company manufactures several thousand different types of standard and custom business forms. The dollar value of the printing backlog as of December 1, 1994, is estimated to be $17,263 compared with $19,382 at December 1, 1993.

        COMPUTER SYSTEMS: Units in the backlog consist of the number of unbilled computer systems or terminals which have been approved but not yet shipped or for which signed contracts are pending credit investigation. The dollar value of the backlog as of December 1, 1994, is estimated to be $36,626 including software license fees, compared with $35,830 at December 1, 1993.

                            RESEARCH AND DEVELOPMENT

        During fiscal 1994, the Company continued its research and development of in-house computer systems, terminal products, electronic image-based systems and printing plant automation. In addition to those programs, the Company also had several other development projects of lesser magnitude. Expenditures for all such activities were approximately $18,100 in 1994, $12,400 in 1993 and $9,600 in 1992.

                            ENVIRONMENTAL PROTECTION

        The Company believes that it is in substantial compliance with all applicable federal, state and local statutes concerning environmental protection. The Company has not experienced any material costs in this regard. The U.S. Environmental Protection Agency has designated the Company as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act at three environmental remediation sites. (See Note 12, pages 40-41.)

                                   EMPLOYEES

        On December 1, 1994, the Company and its subsidiaries had 5,478 employees. It is party to a number of collective bargaining agreements with union locals which represent an aggregate of approximately 336 employees at its Dayton, Ohio, Hagerstown, Maryland, North Hollywood, California and Lebanon, Indiana plants.

ITEM 2.  PROPERTIES

        As of September 30, 1994, the Company operated ten forms manufacturing plants in the United States and one in Canada encompassing approximately 1.2 million square feet. Of those, more than 1 million square feet are owned outright by the Company. The remaining .2 million square feet are leased. Corporate headquarters and the respective headquarters of the business forms segment and the computer systems segment are located in Dayton, Ohio in several buildings owned by the Company which contain more than .5 million square feet. In addition, the Company leases approximately 150 sales offices and more than fourteen warehouses throughout the country. The Company believes its facilities are suitable and adequate for its current business needs.

        The Company has no encumbrances securing long-term debt as of September 30, 1994 on its owned facilities.

        Substantially all printing and other equipment used in the manufacture of business forms and systems is owned by the Company and its subsidiaries.

        The Company believes its properties are in good condition and adequate for current activities.

ITEM 3.  LEGAL PROCEEDINGS

        Relevant information appears in Note 12 to the Financial Statements on pages 40 and 41.

ITEM 4.  Submission of Matters to a Vote of Security Holders

        Not Applicable.

                                   PART II
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The Company's Class A Common Shares are listed on the New York Stock Exchange. There is no principal market for the Class B Common Shares. The Company also has an authorized class of 60 million preferred shares with no par value. The Company currently has no agreements or commitments with respect to the sale or issuance of the preferred shares.

        Information on market prices and dividends is set forth below:


                                CLASS A COMMON SHARES SALE PRICES*
                                ----------------------------------
                                       1994                                          1993
                                       ----                                          ----
   Fiscal Quarter           High                    Low                   High                   Low
- - ------------------------------------------------------------------------------------------------------------------------
 First                       $22.81                $19.06                $12.78                $10.38

 Second                      $24.63                $21.19                $17.63                $12.06

 Third                       $25.38                $19.88                $19.25                $16.00

 Fourth                      $26.50                $22.50                $21.81                $18.38



                                                CASH DIVIDENDS PAID*
                                                --------------------
                                   Class A Common                               Class B Common
                             ---------------------------                  --------------------------
    Months                   1994                   1993                  1994                  1993
- - ------------------------------------------------------------------------------------------------------------------------
 January                     $.075                  $.065                $.00375               $.00325

 April                       $.085                  $.065                $.00425               $.00325

 June                        $.085                  $.065                $.00425               $.00325

 September                   $.085                  $.065                $.00425               $.00325

        *  Reflects the two-for-one stock split of the Company's Common Shares effective March 1, 1994.

        As of December 1, 1994, there were approximately 2,160 holders of record of Class A Common Shares and one holder of record of Class B Common Shares. See Note 6 on page 32 and 33 regarding the amount of retained earnings available for dividends.

ITEM 6.  SELECTED FINANCIAL DATA


                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES

                                                 FIVE-YEAR SELECTED FINANCIAL DATA

                                           (Dollars in thousands except per share data)


             FOR THE YEARS ENDED SEPTEMBER 30              1994            1993           1992            1991           1990
             ------------------------------------------------------------------------------------------------------------------
             CONSOLIDATED

             Net Sales and Revenues:
               Information systems                        $789,306        $677,748       $625,634        $614,679       $615,545
               Financial services                           19,488          19,218         19,190          17,320         14,365
                                                          --------        --------       --------        --------       --------
               Total net sales and revenues               $808,794        $696,966       $644,824        $631,999       $629,910
                                                          ========        ========       ========        ========       ========
             Income Before Effect of Accounting
               Changes                                     $66,204         $52,522        $38,092         $24,634        $26,841
             Effect of Accounting Changes(1)                               (19,106)         1,100
                                                            -------        -------        -------         -------        -------
             Net Income                                    $66,204         $33,416        $39,192         $24,634        $26,841
                                                           =======         =======        =======         =======        =======
             Earnings Per Common Share:
               Income before effect of accounting
                 changes                                     $1.51           $1.20           $.81            $.54           $.58
               Effect of accounting changes(1)                                (.44)           .03
                                                           -------           -----           ----            ----           ----
               Net income                                    $1.51           $ .76           $.84            $.54           $.58
                                                             =====           =====           ====            ====           ====
             Return on Equity:
               Income before effect of accounting
                 changes                                      23.8%           20.2%           14.8%           9.9%          11.4%
               Net income                                     23.8%           12.9%           15.3%           9.9%          11.4%
             Cash Dividends Per Class A Common Share          $.33            $.26           $.225           $.21           $.20
             Book Value Per Outstanding Common Share          6.94            6.15            5.90           5.64           5.30
             Assets:
               Information systems                        $430,592        $407,761        $366,173       $375,535       $394,867
               Financial services                          204,107         162,790         155,672        159,582        140,147
                                                          --------        --------        --------       --------       --------
               Total assets                               $634,699        $570,551        $521,845       $535,117       $535,014
                                                          ========        ========        ========       ========       ========
             Long-Term Debt:
               Information systems                        $ 41,301        $ 40,000         $37,713       $ 53,990       $ 93,694
               Financial services                          102,363          87,688          56,500         56,796         38,929
                                                          --------        --------         -------       --------       --------
               Total long-term debt                       $143,664        $127,688         $94,213       $110,786       $132,623
                                                          ========        ========         =======       ========       ========
             Number of Employees                             5,478           5,636           4,995          5,225          5,507

             INFORMATION SYSTEMS (with financial services on an equity basis)

             Current Ratio                                    2.27            2.21            2.23           2.37           2.44
             Net Property, Plant and Equipment            $117,485        $111,177        $105,014       $107,191       $113,350
             Total Debt                                     41,301          40,000          37,713         54,573         96,223
             Total Debt to Capitalization                     12.4%           13.2%           12.8%          17.5%          28.4%

             (1)  Represents the cumulative effect of accounting changes for the adoption of Statement of Financial Accounting  Standards (SFAS) No. 106,
                  "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993
                  and  SFAS No. 109, "Accounting for Income Taxes" in 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 (Dollars in thousands except per share data)

BUSINESS ENVIRONMENT
The business environment for the company's automobile dealership customers improved greatly in 1994 as the automotive market experienced an excellent year. Analysts project new vehicle sales to be over 15 million in calendar year 1994. Those analysts also project continued strength of new vehicle sales in 1995. This represents a significant increase over the last three years (13.9 million in 1993, 12.9 million in 1992 and 12.3 million in 1991). Aided by this improved business environment, automobile dealerships purchased the company's ERA computer systems in record numbers in 1994. The company also has significant recurring service revenues and business forms sales to automobile dealerships. These revenues do not fluctuate significantly with new vehicle sales.

In 1994, overall economic conditions improved and the economy, as measured by gross domestic product, grew at its fastest rate since 1988. The company's overall paper cost remained relatively stable in fiscal 1994 because of lower costs earlier in the year. In the second half of the year, increased demand for paper allowed paper manufacturers to raise prices. In 1995, the company expects higher average paper costs than in 1994. Accordingly, the company intends to raise prices to offset these increased costs.

The overall healthcare market remained difficult in fiscal 1994 as the uncertainty surrounding healthcare reform caused many medical practices to postpone investments in computer systems. Recently, the company's healthcare computer systems sales orders have improved and the order backlog at year-end was at its highest level since 1992. In November 1994, the company acquired PD (Poorman-Douglas) Medical Systems, a provider of information management systems to medical practices. PD Medical Systems has annual revenues of about $8,000. Managed care is undergoing rapid growth throughout the country and PD Medical Systems has the industry's most complete managed care system for medical practices. This acquisition strengthens the company's healthcare business and should contribute to improved operating results in 1995.

SIGNIFICANT EVENTS
BUSINESS FORMS RESTRUCTURING
During the third quarter of 1994, the company recorded a $12,400 restructuring charge for costs to be incurred in the disposal of part of its stock tab product line and the consolidation of certain custom business forms printing operations. The general printing business was restructured to focus on value-added solutions for customers and to improve profitability. The company discontinued the manufacture of certain low-margin stock tab products and closed its Chambersburg, Pennsylvania plant. To facilitate this process, the company sold a minority interest in a subsidiary to Willamette Industries Inc., a leading supplier of stock tab products. Willamette and the company will jointly own and operate this subsidiary during the transition of manufacturing operations to ensure continuous quality customer service. After this transition period (anticipated to be less than one year), the company will liquidate this subsidiary with no effect on net income. This transaction generated $11,500 of income tax benefits which more than offset the negative after-tax effect of the restructuring charge. This transaction will also generate $24,000 of cash from tax benefits and reductions in accounts receivable and inventories. In addition to closing several distribution facilities and sales offices, the company also closed its custom business forms plant in Chestertown, Maryland and consolidated operations primarily into its Hagerstown, Maryland plant. When fully implemented, it is anticipated that this restructuring will increase operating income by $4,300. See Note 2 to the Consolidated Financial Statements for additional disclosures related to the restructuring.

BUSINESS CHANGES
In 1994, the company continued its practice of supplementing existing businesses with strategic acquisitions. During the year Law Printing Company, Formcraft Inc. and Management Computer Services (MCS) Inc. were acquired. Law Printing was a west-coast manufacturer of business forms and related products primarily for automobile dealerships. This purchase, combined with the 1992 pooling of interests with Norick Brothers Inc., significantly grew the company's position in this important market. Formcraft is a Houston-based manufacturer of general business forms with strong forms management services. In 1993, the company purchased Woodbury Business Systems, another regional provider of forms management services. The acquisition of MCS, a leading provider of parts locator services, under the name of One Touch, expanded the company's computer-based products offered to automobile dealerships. In 1993, the company acquired COIN Inc., which had one of the larger installed bases of customers in the automobile dealership industry and had historically been a leader in automating the finance and insurance function of automobile dealerships.

During the third quarter of 1994, the company sold its French automotive computer systems subsidiary because the European market is very fragmented and does not currently present an attractive growth opportunity. This subsidiary reported sales of $10,000 in 1994 and $18,000 in 1993. See Note 3 of the Consolidated Financial Statements for additional disclosures about the company's business changes.

STOCK SPLIT
On February 17, 1994, the board of directors approved a two-for-one common stock split. As a result of the split, on March 15, 1994, common shareholders received one additional share for each share held as of March 1, 1994. This split was the second such split since November 1992 and the sixth split since the company's initial public offering in 1961. All share and per share information presented in this annual report was restated to reflect the stock splits.


RESULTS OF OPERATIONS
CONSOLIDATED
Consolidated net sales and revenues increased $111,828 or 16% to an all-time record of $808,794 in 1994. Computer systems revenues grew $82,243 and business forms sales rose $29,315. The net effect of acquisitions and divestitures increased 1994 sales $36,323. In 1993, consolidated net sales and revenues of $696,966 increased $52,142 or 8% as computer systems revenues increased 11% and business forms sales increased 7%. In 1993, acquisitions contributed $29,466 of the sales increase.

Consolidated operating income of $98,067 represented an increase of $6,970 or 8% in 1994. Consolidated operating income increased $22,163 or 24%, excluding business forms $12,400 restructuring charge, $1,043 of restructuring related
expenses already incurred and $1,750 of environmental expenses.   See Note 12
to the Consolidated Financial Statements for a discussion of the company's environmental contingencies. Operating income increased 34% for computer systems, 24% for financial services and 12% for business forms, excluding the previously mentioned charges. In 1993, operating income grew $23,767 or 35% as computer systems, financial services and business forms all reported substantial increases. As a percentage of sales, operating income was 12% in 1994, 13% in 1993 and 10% in 1992. Excluding the previously mentioned charges, operating income represented 14% of revenues in 1994.

Net interest expense and other income was $745 in 1994, $1,813 in 1993 and $2,894 in 1992. In 1994, other income included an $817 pre-tax gain on the sale of the French subsidiary. In 1992, interest expense was higher because of higher average debt balances.

The effective income tax rate was 32.0% in 1994 compared to 41.2% in 1993 and 40.9% in 1992. In 1994, the company recorded an $11,500 tax benefit associated with the stock tab divestiture. The company also recorded $581 of tax expense related to the sale of the French subsidiary. The 1994 effective tax rate was 41.8%, excluding the effect of the stock tab and French divestitures. The increase over 1993 resulted from an increase in non-deductible goodwill amortization and the 1993 tax law changes. In 1993, the effective tax rate increased because of the tax law changes effective for part of the year. The 1993 favorable settlement of 1984 through 1989 federal tax audits largely offset the effects of the tax law changes.

Income before the effect of accounting changes of $66,204 or $1.51 per share, increased $13,682 or 26% in 1994. The effect of the restructuring charge, restructuring related and environmental expenses, net of associated tax benefits, was to increase income by $840 or $.02 per share in 1994. In 1993, income before accounting changes of $52,522 represented an increase of $14,430 or 38% over 1992. In 1994, return on average shareholders' equity (ROE) was

23.8%. In 1993 and 1992, ROE, calculated using income before accounting changes, was 20.2% and 14.8%, respectively.

In 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement required the company to record an expense recognizing postretirement benefits, such as medical and life insurance benefits, already earned by employees. Historically, the company recognized these expenses when paid to retirees. The cumulative effect of adopting SFAS No. 106 was to reduce net income by $19,106 or $.44 per share. See Note 9 to the Consolidated Financial Statements for additional disclosures related to SFAS No. 106. In 1992, the company adopted SFAS No. 109, "Accounting for Income Taxes" and recorded a tax benefit of $1,100 or $.03 per share.

COMPUTER SYSTEMS (excluding financial services)
Computer systems revenues increased $82,243 in 1994 and $27,513 in 1993 representing growth of 29% in 1994 and 11% in 1993. Excluding the effect of acquisitions and divestitures, revenues rose $58,244 in 1994 and $13,361 in 1993. In 1994, this increase resulted from a 69% increase in the number of ERA computer systems sold and a substantial increase in related recurring service revenues. The company was able to increase ERA sales dramatically because strong sales orders provided the opportunity to expand installation capacity. The automotive computer systems order backlog was substantial at September 30, 1994 and should support continued strong sales into 1995. Recurring service revenues continued to grow because strong computer systems sales increased the number of software applications supported. These recurring service revenues result from monthly billings for technical support, software updates and hardware maintenance that allow customers to maximize the value of their computer systems. In 1993, sales increased because of the same trends that affected 1994. Healthcare computer systems sales declined for the second straight year in 1994 as medical practices were hesitant to purchase computer systems because of the uncertainty surrounding healthcare reform. Recently, healthcare computer systems sales orders have increased and the year-end order backlog was at its highest level since 1992.

Computer systems operating income grew $15,173 or 34% to $59,254 in 1994. In 1993, operating income of $44,081 represented an increase of $9,821 or 29%. As a percentage of revenues, operating income was 16% in both 1994 and 1993 and 13% in 1992. Gross profit was 46.5% of revenues in 1994, compared to 48.1% in 1993 and 46.3% in 1992. The gross margin declined in 1994 as the company incurred additional training expenses to expand installation capacity to meet increased demand for its products and because of the full year effect of COIN's product mix. Gross profit rose to 47.3% in the second half of 1994 when many new employees completed training and began installing computers. In 1993, gross margins increased because of the sales growth and lower computer equipment costs. The sales growth increased both ERA and recurring service gross margins in 1993 because of the relatively fixed nature of many software development and support expenses. The company's costs for computer equipment remained relatively stable in 1994 after declining in 1993. Selling, general and administrative (SG&A) expenses were 30.2% of revenues in 1994, compared to 32.4% in 1993 and 32.8% in 1992. The decline in 1994 resulted primarily from the full year effect of successfully integrating COIN into the company's operations. Bad debt expenses decreased $600 in 1994 and $3,200 in 1993.

BUSINESS FORMS
Business forms net sales increased $29,315 in 1994 and $24,601 in 1993 representing a 7% increase each year. Excluding the effect of acquisitions and divestitures, net sales increased $16,991 in 1994 and $9,287 in 1993. In 1994, this increase occurred primarily in automotive forms, which grew 8% because of both higher volume and modest price increases. General business forms sales also grew in 1994 because of the addition of many new forms management services accounts. In 1993, exclusive of acquisitions, sales rose principally because of an increase in general business forms sales.

Restructuring charges of $12,400, restructuring related expenses of $1,043 and environmental expenses of $1,750 caused business forms operating income to decline in 1994. Excluding these expenses, operating income of $40,934 represented an increase of $4,483 or 12% compared to 1993. In 1993, operating income was $36,451 and represented an increase of $5,925 or 19% over 1992. Gross profit, excluding the restructuring charge, improved to 44.7% of sales in 1994 compared to 43.6% in 1993 and 42.9% in 1992. In both 1994 and 1993, gross profit improved because of the strong growth in higher margin automotive forms and forms management services sales.

In 1993, gross profit also improved because of the successful integration of Norick Brothers. The company was able to improve Norick's gross profit through the effective integration of Norick into the company's cost structure resulting in lower paper and freight costs and the closing of two smaller manufacturing plants. From 1990 through 1992 the company saw its overall paper costs decline because of intense competition among paper manufacturers. The company passed much of this cost reduction to customers to meet competitive pressures. In 1993 and 1994 the overall paper costs remained about the same and did not impact the company greatly. However, in 1994, paper costs declined during the first half of the year and increased during the second half of the year. In 1995, the company expects higher average paper costs than in 1994. The company intends to raise prices to offset these increased costs. SG&A expenses were 35.8% of sales in 1994, compared to 34.4% in 1993 and 34.7% in 1992. The 1994 increase consisted primarily of environmental expenses, restructuring related expenses and additional goodwill amortization from acquisitions.

FINANCIAL SERVICES
Financial services revenues increased only slightly in both 1994 and 1993. Finance receivables increased because of strong computer systems sales in both years. However, interest income remained relatively flat because of the decline in interest rates. Financial services operating income increased $2,507 in 1994 and $8,021 in 1993 primarily because of lower bad debt expenses. Bad debt expenses declined $1,800 in 1994 and $6,222 in 1993. Lower interest expense also contributed to improved operating income. Interest expense declined $506 in 1994 and $1,402 in 1993 because of lower interest rates.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. See Note 6 to the Consolidated Financial Statements for additional disclosures regarding the company's interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems strong cash flow from operating activities of $94,956 resulted from record net income. The company invested this cash in working capital, acquisitions and capital expenditures. Working capital increased because of higher sales, however, this increase was offset by a reduction in working capital related to the stock tab divestiture. During 1994, the company acquired Formcraft for $5,106 and MCS for $4,708. The Law acquisition was a non-cash transaction whereby the company exchanged 612,692 Class A common shares valued at $13,075 for Law's assets. Accordingly, the Statement of Consolidated Cash Flows does not reflect the Law purchase. Capital expenditures of $27,888 occurred in the normal course of business. Proceeds from asset sales related primarily to the French divestiture. The company also returned cash to shareholders by repurchasing $39,083 of capital stock and paying $14,226 of cash dividends. See the shareholders' equity section for a discussion of dividends and share repurchases.

Financial services operating cash flow and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 12.4% at September 30, 1994 and 13.2% at September 30, 1993. Available credit under existing revolving credit agreements was $31,050 at September 30, 1994. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. It is expected that cash balances and internally generated cash will be sufficient to fund 1995 normal operations, which include anticipated capital expenditures of about $30,000.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of November 14, 1994, none of these preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

The company paid cash dividends of $14,226 in 1994, $11,139 in 1993 and $9,831 in 1992. Dividends per Class A common share were $.33 in 1994, $.26 in 1993 and $.225 in 1992. Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1994, the board of directors increased the quarterly dividend to $.10 per Class A common share, an increase of 18%. This increase followed increases of 13% in February 1994 and 15% in November 1993. The company has increased cash dividends eight times since 1989 and paid dividends each year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. The company repurchased $39,083 of Class A common shares in 1994, $16,500 in 1993 and $34,700 in 1992.
Average prices paid per share were $23.61 in 1994, $13.50 in 1993 and $10.85 in 1992. The company could repurchase an additional 1,925,800 Class A common shares under existing board resolutions as of September 30, 1994.


ENVIRONMENTAL MATTERS
See Note 12 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial information required by Item 8 is contained in Item 14 of
Part IV (pages 13-14) of this report.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age and background information for each of the Company's directors and nominees are incorporated herein by reference to the section of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders captioned "ELECTION OF DIRECTORS."

                       EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the Company, as of December 1, 1994, are:

NAME                              AGE              POSITION
- - --------------------------------------------------------------------------------------------------
Richard H. Grant, Jr.             81               Chairman of the Steering Committee and Director

David R. Holmes                   54               Chairman of the Board, President and Chief
                                                   Executive Officer

Robert C. Nevin                   54               President, Business Forms Division and Director

Joseph N. Bausman                 51               President, Computer Systems Division and Director

Dale L. Medford                   44               Vice President, Corporate Finance and Chief
                                                   Financial Officer, and Director

Michael J. Gapinski               44               Treasurer and Assistant Secretary

Adam M. Lutynski                  52               General Counsel and Secretary

      A description of prior positions held by executive officers of the Company within the past 5 years, to the extent applicable, is set forth in the section of the Proxy Statement incorporated by reference above.


ITEM 11.         EXECUTIVE COMPENSATION

      Information on compensation of the Company's executive officers and directors is incorporated herein by reference to the section of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders captioned "EXECUTIVE COMPENSATION."

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The number of Common Shares of the Company beneficially owned by each five percent shareholder, director or current nominee for director, and by all directors and officers as a group as of December 1, 1994 is incorporated herein by reference to the section of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders captioned "VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


                                    PART IV
                             (Dollars in thousands)


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(A) (1)  FINANCIAL STATEMENTS

      The following consolidated financial statements of the Company are set forth on pages 21 through 42.

         Statements of Consolidated Income - for the years ended
         September 30, 1994, 1993 and 1992

         Consolidated Balance Sheets - September 30, 1994 and 1993

         Statements of Consolidated Shareholders' Equity - for the years ended September 30, 1994, 1993 and 1992

         Statements of Consolidated Cash Flows - for the years ended September 30, 1994, 1993 and 1992

         Notes to Financial Statements (Including Supplementary Data)


(A)  (2)         FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN
THE PERIOD ENDED SEPTEMBER 30, 1994 ARE ATTACHED HERETO:

        Schedule VIII        -        Valuation Accounts        Page 43
        Schedule IX          -        Short-Term Borrowings     Page 44
        Schedule X           -        Supplementary Income
                                       Statement Information    Page 45

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B)   REPORTS ON FORM 8-K
      No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

(C)   EXHIBITS
      The exhibits as shown in "Index of Exhibits" (pages 46-54) are filed as a part of this Report.

(D)   CONSOLIDATED FINANCIAL STATEMENTS
      Individual financial statements and schedules of the Company's consolidated subsidiaries are omitted from this Annual Report on Form 10-K because consolidated financial statements and schedules are submitted and because the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned.



        -------------------------------------------------------------

                The Company will provide a copy of its 1994 Annual Report to Shareholders to those persons receiving a copy of the Form 10-K without the exhibits upon written request to:

                ADAM M. LUTYNSKI, GENERAL COUNSEL & SECRETARY
                      THE REYNOLDS AND REYNOLDS COMPANY
                                P. O. BOX 2608
                             DAYTON, OHIO  45401



        -------------------------------------------------------------

                                   SIGNATURES


        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        THE REYNOLDS AND REYNOLDS COMPANY


                                        By      /S/ ADAM M. LUTYNSKI
                                        ---------------------------------------

                                                ADAM M. LUTYNSKI
                                                General Counsel and Secretary


Date:   December 20, 1994




        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.




Date:   December 20, 1994               By      /S/ DAVID R. HOLMES
                                        ---------------------------------------

                                                DAVID R. HOLMES
                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)



Date:   December 20, 1994               By      /S/ DALE L. MEDFORD
                                        ---------------------------------------

                                                DALE L. MEDFORD
                                                Vice President, Corporate
                                                Finance and Chief Financial
                                                Officer (Principal Financial
                                                and Accounting Officer) and
                                                Director



Date:   December 20, 1994               By      /S/ JOSEPH N. BAUSMAN
                                        ---------------------------------------

                                                JOSEPH N. BAUSMAN
                                                President, Computer Systems
                                                Division and Director

Date:   December 20, 1994               By      /S/ DR. DAVID E. FRY
                                        ---------------------------------------

                                                DR. DAVID E. FRY, Director


Date:   December 20, 1994               By      /S/ RICHARD H. GRANT, JR.
                                        ---------------------------------------

                                                RICHARD H. GRANT, JR.
                                                Chairman of the Steering
                                                Committee and Director


Date:   December 20, 1994               By      /S/ RICHARD H. GRANT, III
                                        ---------------------------------------

                                                RICHARD H. GRANT, III, Director


Date:   December 20, 1994               By      /S/ ROBERT C. NEVIN
                                        ---------------------------------------

                                                ROBERT C. NEVIN
                                                President, Business Forms
                                                Division and Director


Date:   December 20, 1994               By      /S/ GAYLE B. PRICE, JR.
                                        ---------------------------------------

                                                GAYLE B. PRICE, JR., Director


Date:   December 20, 1994               By      /S/ WILLIAM H. SEALL
                                        ---------------------------------------

                                                WILLIAM H. SEALL, Director


Date:   December 20, 1994               By      /S/ KENNETH W. THIELE
                                        ---------------------------------------

                                                KENNETH W. THIELE, Director


Date:   December 20, 1994               By      /S/ MARTIN D. WALKER
                                        ---------------------------------------

                                                MARTIN D. WALKER, Director

                          ANNUAL REPORT ON FORM 10-K
                     ITEM 14(a)(1) and (2); 14(c) and (d)
                 Financial Statements, Schedules and Exhibits
                        Year Ended September 30, 1994
                      The Reynolds and Reynolds Company
                                 Dayton, Ohio

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY





November 14, 1994



To Our Shareholders:

The management of The Reynolds and Reynolds Company is responsible for accurately and objectively preparing the company's consolidated financial statements. These statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's best estimates and judgements. Management believes that the financial information in this annual report is free from material misstatement.

The company's management maintains an environment of multilevel controls. The COMPANY BUSINESS PRINCIPLES, for example, is distributed to all employees and communicates high standards of integrity that are expected in the company's day-to-day business activities. The COMPANY BUSINESS PRINCIPLES addresses a broad range of issues including potential conflicts of interest, business relationships, accurate and timely reporting of financial information, confidentiality of proprietary information, insider trading and social responsibility.

The company also maintains and monitors a system of internal controls designed to provide reasonable assurances regarding the safeguarding of company assets and the integrity and reliability of financial records. These internal controls include the appropriate segregation of duties and the application of formal policies and procedures. Furthermore, an internal audit department, which has access to all financial and other corporate records, regularly performs tests to evaluate the system of internal controls to ensure the system is adequate and operating effectively. At the date of these financial statements, management believes the company has an effective internal control system.

The company's independent public accountants, Deloitte & Touche LLP, perform an independent audit of the company's consolidated financial statements. They have access to minutes of board meetings, all financial information and other corporate records. Their audit is conducted in accordance with generally accepted auditing standards and includes consideration of the system of internal controls. Their report is included in this annual report on page 19.

Another level of control resides with the audit committee of the company's board of directors. The committee, comprised of four directors who are not members of management, oversees the company's financial reporting process. They recommend to the board, subject to shareholder approval, the selection of the company's independent public accountants. They discuss the overall audit scope and the specific audit plans with the independent public accountants and the internal auditors. This committee also meets regularly (separately and jointly) with the independent public accountants, the internal auditors and management to discuss the results of those audits, the evaluation of internal controls, the quality of financial reporting, and specific accounting and reporting issues.





David R. Holmes                         Dale L. Medford
Chairman, President and                 Vice President, Corporate Finance
Chief Executive Officer                 and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT





The Reynolds and Reynolds Company
Dayton, Ohio



We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 1994 and 1993, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, in 1993 the company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards (SFAS) No.
106. As discussed in Note 1 to the consolidated financial statements, in 1992 the company changed its method of accounting for income taxes to conform with SFAS No. 109.





/s/  DELOITTE & TOUCHE LLP
____________________________

Dayton, Ohio
November 14, 1994

                       CONSENT OF INDEPENDENT AUDITORS





We consent to the incorporation by reference in the Registration Statement No. 33-56045 of The Reynolds and Reynolds Company on Form S-8 and the Post-Effective Amendments No. 1 and No. 2 to Registration Statement No. 33-48546 of The Reynolds and Reynolds Company on Form S-3 and the Post-Effective Amendment No. 1 to Registration Statement No. 33-51895 of The Reynolds and Reynolds Company on Form S-3 of our report dated November 14, 1994, which includes an explanatory paragraph concerning a change in the method of accounting for post-retirement benefits other than pensions in 1993 and a change in the method of accounting for income taxes in 1992, appearing in this Annual Report on Form 10-K of The Reynolds and Reynolds Company for the year ended September 30, 1994 and to the reference to us under the heading "Experts" in the Prospectus, which is part of such Registration Statements.



/s/  DELOITTE & TOUCHE LLP
______________________________

Dayton, Ohio
December 16, 1994

                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES

                                                 STATEMENTS OF CONSOLIDATED INCOME

                                               (In thousands except per share data)


FOR THE YEARS ENDED SEPTEMBER 30                   1994        1993       1992
- - ------------------------------------------------------------------------------
Net Sales and Revenues:
  Information systems:
    Products                                   $564,976    $497,974   $470,056
    Services                                    224,330     179,774    155,578
                                               --------    --------   --------
    Total information systems                   789,306     677,748    625,634
  Financial services                             19,488      19,218     19,190
                                               --------    --------   --------
  Total net sales and revenues                  808,794     696,966    644,824
                                               --------    --------   --------
Costs and Expenses:
  Cost of sales:
    Products                                    333,630     297,339    284,531
    Services                                     96,284      72,375     63,998
                                               --------     -------   --------
    Total cost of sales                         429,914     369,714    348,529
  Selling, general and
    administrative expenses                     261,997     227,502    212,319
  Restructuring charge                           12,400
  Financial services                              6,416       8,653     16,646
                                               --------    --------   --------
  Total costs and expenses                      710,727     605,869    577,494
                                               --------    --------   --------
Operating Income                                 98,067      91,097     67,330
                                               --------    --------   --------
Other Charges (Income):
  Interest expense                                3,820       3,690      5,106
  Interest income                                (1,449)     (1,701)    (2,700)
  Other                                          (1,626)       (176)       488
                                               --------    --------   --------
  Total other charges                               745       1,813      2,894
                                               --------    --------   --------
Income Before Income Taxes                       97,322      89,284     64,436
Provision for Income Taxes                       31,118      36,762     26,344
                                               --------    --------   --------
Income Before Effect of Accounting Changes       66,204      52,522     38,092
Effect of Accounting Changes                                (19,106)     1,100
                                               --------    --------   --------
Net Income                                     $ 66,204    $ 33,416   $ 39,192
                                               ========    ========   ========
Earnings Per Common Share:
  Income before effect of accounting changes      $1.51       $1.20       $.81
  Effect of accounting changes                                 (.44)       .03
                                                  -----       -----       ----
  Net income                                      $1.51       $ .76       $.84
                                                  =====       =====       ====
Average Number of Common Shares Outstanding      43,781      43,787     46,921
                                                 ======      ======     ======

See Notes to Consolidated Financial Statements.

                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                          (In thousands)

   SEPTEMBER 30                                                        1994             1993
- - -----------------------------------------------------------------------------------------------
   INFORMATION SYSTEMS ASSETS
   Current Assets:
    Cash and equivalents                                              $ 20,230        $  9,437
                                                                      --------        --------
    Accounts receivable (less allowance for doubtful accounts:
      1994--$2,683;1993--$6,090)                                       101,872         105,713
                                                                      --------         -------
    Inventories:
      Finished products                                                 31,027          29,478
      Work in process                                                    1,720           1,851
      Raw materials and supplies                                         4,527           6,977
                                                                      --------       ---------
      Total inventories                                                 37,274          38,306
                                                                      --------       ---------
    Deferred income taxes                                                8,832           8,576
                                                                      --------       ---------
    Prepaid expenses and other assets                                    7,308           6,880
                                                                      --------       ---------
    Total current assets                                               175,516         168,912
                                                                      --------         -------
   Property, Plant and Equipment:
    Land and improvements                                                7,659           6,451
    Buildings and improvements                                          65,900          69,744
    Machinery and equipment                                            158,303         144,742
    Furniture and other                                                 26,242          24,778
    Construction in progress                                             2,748           1,547
                                                                      --------        --------
    Total property, plant and equipment                                260,852         247,262
    Less accumulated depreciation                                      143,367         136,085
                                                                      --------        --------
    Net property, plant and equipment                                  117,485         111,177
                                                                      --------         -------
   Intangible Assets - Net:
    Goodwill                                                            78,277          71,760
    Software licensed to customers                                      14,413          17,500
    Other                                                               10,816          11,195
                                                                      --------        --------
    Total intangible assets                                            103,506         100,455
                                                                      --------        --------
   Other Assets                                                         34,085          27,217
                                                                      --------        --------
   Total Information Systems Assets                                    430,592         407,761
                                                                      --------        --------
   FINANCIAL SERVICES ASSETS
   Finance Receivables - Net                                           202,620         161,711
   Cash and Other Assets                                                 1,487           1,079
                                                                      --------       ---------
   Total Financial Services Assets                                     204,107         162,790
                                                                      --------       ---------
   Total Assets                                                       $634,699        $570,551
                                                                      ========       =========

    SEPTEMBER 30                                                        1994            1993
- - -----------------------------------------------------------------------------------------------
   INFORMATION SYSTEMS LIABILITIES
   Current Liabilities:
    Current portion of long-term debt                                 $    287
    Accounts payable:
      Trade                                                             28,853       $ 25,824
      Other                                                              4,340          2,314
    Accrued liabilities:
      Compensation                                                      23,407         23,268
      Other                                                             30,100         24,503
    Deferred revenues                                                    3,052          7,500
                                                                      --------       --------
    Total current liabilities                                           90,039         83,409
                                                                      --------       --------
   Long-Term Debt                                                       41,014         40,000
                                                                      --------       --------
   Other Liabilities:
    Postretirement medical                                              33,566         33,324
    Pensions                                                            16,028         16,384
    Other                                                                2,823          2,378
                                                                      --------       --------
    Total other liabilities                                             52,417         52,086
                                                                      --------       --------
   Total Information Systems Liabilities                               183,470        175,495
                                                                      --------       --------
   FINANCIAL SERVICES LIABILITIES
   Notes Payable                                                       104,363         87,688
   Deferred Income Taxes                                                51,602         42,064
   Other Liabilities                                                     2,225          1,979
                                                                      --------       --------
   Total Financial Services Liabilities                                158,190        131,731
                                                                      --------       --------
   SHAREHOLDERS' EQUITY
   Capital Stock:
      Preferred
      Class A common                                                    26,067         13,199
      Class B common                                                       313            188
   Additional Paid-In Capital                                            2,557          2,693
   Other Adjustments                                                    (2,566)        (3,316)
   Retained Earnings                                                   266,668        250,561
                                                                      --------       --------
   Total Shareholders' Equity                                          293,039        263,325
                                                                      --------       --------
   Total Liabilities and Shareholders' Equity                         $634,699       $570,551
                                                                      ========       ========

                 See Notes to Consolidated Financial Statements.

                THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                      (In thousands except per share data)

FOR THE YEARS ENDED SEPTEMBER 30                 1994        1993       1992
- - ----------------------------------------------------------------------------
Capital Stock:
  Class A common:
    Balance, beginning of year               $ 13,199    $ 13,401   $ 13,674
    Stock split effective March 1, 1994        13,199
    Capital stock issued                          670         199        388
    Converted from Class B common                  63                    358
    Capital stock repurchased                  (1,035)       (382)      (999)
    Capital stock retired                         (29)        (19)       (20)
                                              -------    --------   --------
    Balance, end of year                       26,067      13,199     13,401
                                              -------    --------   --------
  Class B common:
    Balance, beginning of year                    188         188        546
    Stock split effective March 1, 1994           188
    Converted to Class A common                   (63)                  (358)
                                              -------    --------   --------
    Balance, end of year                          313         188        188
                                              -------    --------   --------
Additional Paid-In Capital:
  Balance, beginning of year                    2,693       7,221     34,940
  Stock split effective March 1, 1994         (13,387)
  Capital stock issued                         15,315       3,446      5,018
  Capital stock repurchased                    (2,177)     (8,518)   (33,701)
  Capital stock retired                          (999)       (746)      (539)
  Tax benefits from stock options               1,112       1,290      1,503
                                              -------    --------   --------
  Balance, end of year                          2,557       2,693      7,221
                                              -------    --------   --------
Other Adjustments:
  Balance, beginning of year                   (3,316)        (22)     1,140
  Foreign currency translation                   (328)     (2,460)      (531)
  Minimum pension liability                     1,078        (834)      (631)
                                              -------    --------   --------
  Balance, end of year                         (2,566)     (3,316)       (22)
                                              -------    --------   --------
Retained Earnings:
  Balance, beginning of year                  250,561     235,884    206,272
  Net income                                   66,204      33,416     39,192
  Cash dividends:
    Class A common (1994--$.33 PER SHARE;
      1993--$.26 per share; 1992--$.225
      per share)                              (14,036)    (10,983)    (9,507)
    Class B common (1994--$.0165 PER SHARE;
      1993--$.013 per share;
      1992--$.01125 per share)                   (190)       (156)      (324)
  Capital stock repurchased                   (35,871)     (7,600)
  Transactions of pooled entities                                        251
                                             --------    --------   --------
  Balance, end of year                        266,668     250,561    235,884
                                             --------    --------   --------
Total Shareholders' Equity                   $293,039    $263,325   $256,672
                                             ========    ========   ========

See Notes to Consolidated Financial Statements.

                THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

FOR THE YEARS ENDED SEPTEMBER 30                       1994                       1993          1992
- - -----------------------------------------------------------------------------------------------------------
INFORMATION SYSTEMS

Cash Flows Provided by Operating Activities           $94,956                   $63,967        $65,390
                                                      -------                   -------        -------
Cash Flows Provided by (Used for) Investing
  Activities:
  Acquisitions                                         (9,814)                  (40,072)
  Capital expenditures                                (27,888)                  (18,895)       (17,366)
  Net proceeds from sales of assets                     8,312                     2,285            896
  Capitalization of software licensed to
    customers                                          (2,695)                     (391)        (3,241)
  Repayments from financial services                      336                     3,637          3,385
                                                      -------                   -------        -------
  Net cash used for investing activities              (31,749)                  (53,436)       (16,326)
                                                      -------                   -------        -------
Cash Flows Provided by (Used for) Financing
  Activities:
  Additional borrowings                                 1,250                    11,716
  Principal payments on debt                           (2,266)                   (9,429)       (16,860)
  Cash dividends paid                                 (14,226)                  (11,139)        (9,831)
  Transactions of pooled entities                                                                  251
  Capital stock issued                                  1,882                     2,880          4,847
  Capital stock repurchased                           (39,083)                  (16,500)       (34,700)
                                                      -------                   -------        -------
  Net cash used for financing activities              (52,443)                  (22,472)       (56,293)
                                                      -------                   -------        -------
Effect of Exchange Rate Changes on Cash                    29                    (2,460)          (531)
                                                      -------                   -------        -------
Increase (Decrease) in Cash and Equivalents            10,793                   (14,401)        (7,760)
Cash and Equivalents, Beginning of Year                 9,437                    23,838         31,598
                                                      -------                   -------        -------
Cash and Equivalents, End of Year                     $20,230                   $ 9,437        $23,838
                                                      =======                   =======        =======

FINANCIAL SERVICES

Cash Flows Provided by Operating Activities           $10,767                   $ 7,201        $ 8,183
                                                      -------                   -------        -------
Cash Flows Provided by (Used for) Investing
  Activities:
  Finance receivables originated                      (81,940)                  (62,898)       (60,376)
  Collections on finance receivables                   55,038                    58,179         55,647
                                                      -------                   -------        -------
  Net cash used for investing activities              (26,902)                   (4,719)        (4,729)
                                                      -------                   -------        -------
Cash Flows Provided by (Used for) Financing
  Activities:
  Additional borrowings                                41,650                    40,000         25,000
  Principal payments on debt                          (24,975)                  (38,812)       (25,296)
  Repayments to information systems                      (336)                   (3,637)        (3,385)
                                                      -------                   -------        -------
  Net cash provided by (used for) financing
   activities                                          16,339                    (2,449)        (3,681)
                                                      -------                   -------        -------
Increase (Decrease) in Cash and Equivalents               204                        33           (227)
Cash and Equivalents, Beginning of Year                   996                       963          1,190
                                                      -------                   -------        -------
Cash and Equivalents, End of Year                     $ 1,200                   $   996        $   963
                                                      =======                   =======        =======

See Notes to Consolidated Financial Statements.

              THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its domestic and foreign subsidiaries and present details of revenues, expenses, assets, liabilities and cash flows for both information systems and financial services. Information systems is comprised of the company's business forms and computer systems businesses. Financial services is comprised of Reyna Financial Corporation, the company's wholly-owned financial services subsidiary and a similar operation in Canada. In accordance with industry practice, the assets and liabilities of information systems are classified as current or non-current and those of financial services are unclassified. Intercompany balances and transactions between the consolidated companies are eliminated.

CASH AND EQUIVALENTS

For purposes of reporting cash flows, cash and equivalents includes cash on hand, cash deposits and investments with maturities of three months or less at the time of purchase.

CONCENTRATIONS OF CREDIT RISK

The company is a leading provider of information management systems to automobile dealerships. Finance receivables and a significant portion of accounts receivable are from automobile dealerships.

ALLOWANCE FOR LOSSES

An allowance for losses on finance receivables is established based on historical loss experience, portfolio profile, industry averages and current economic conditions. Finance receivables are charged to the allowance for losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of the collateral. Recoveries of finance receivables, previously charged off as uncollectible, are credited to the allowance for losses.

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of domestic business forms inventories are determined by the last-in, first-out (LIFO) method. At September 30, 1994 and 1993, LIFO inventories were $29,341 and $32,234, respectively. These inventories determined by the first-in, first-out
(FIFO) method would increase by $4,256 in 1994, $4,203 in 1993 and $4,605 in 1992. For other inventories, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful service lives of the assets or asset groups, principally on the straight-line method for financial reporting purposes. Estimated asset lives are:

                                                                Years
- - ---------------------------------------------------------------------

Land improvements                                                  10
Buildings and improvements                                      3--33
Machinery and equipment                                         3--18
Furniture and other                                             3--15

Generally, upon asset disposal any gain or loss is included in current income. Improvements and expenditures for maintenance that add materially to productive capacity or extend asset lives are capitalized.

INTANGIBLE ASSETS

The excess of cost over net assets of companies acquired is recorded as goodwill and amortized on a straight-line basis typically over seven to forty years. At September 30, 1994 and 1993, the accumulated amortization was $17,114 and $13,012, respectively.

The company capitalizes certain costs of developing its software products. Upon completion of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from five to seven years. Amortization expense for software licensed to customers was $4,059, $3,936 and $3,065 during the years ended September 30, 1994, 1993 and 1992, respectively. At September 30, 1994 and 1993, the accumulated amortization was $35,626 and $31,982, respectively.

Other intangible assets are amortized over periods ranging from three to fifteen years. At September 30, 1994 and 1993, the accumulated amortization was $8,252 and $9,490, respectively.

REVENUE RECOGNITION - INFORMATION SYSTEMS

Information systems revenues consist of both product sales and service revenues. Product sales, including business forms, computer hardware and software licenses, are generally recorded upon shipment to customers. In certain instances, computer systems sales are not recognized until installation is completed. In most cases, computer systems product sales are financed for customers through the company's wholly-owned financial services subsidiary. Upon shipment of computer systems, the company records sales and finance receivables pending customer acceptance. These receivables pending customer acceptance are transferred to interest bearing receivables when installation is completed. Service revenues, which include computer hardware maintenance, software support, training and forms management services, are recorded ratably over the contract period or as services are performed. Forms management services represent fees for inventory management and warehousing services. Forms management services may be included in the product sales price or separately billed to customers.

Certain costs, such as software amortization and product development, were allocated because they relate to both products and services.

REVENUE RECOGNITION - FINANCIAL SERVICES

Financial services revenues consist primarily of interest earned on financing the company's computer systems product sales. Revenues are recognized over lives of financing contracts, generally five to seven years, using the interest method.

LEASE OBLIGATIONS

The company leases premises and equipment under various operating lease agreements. As of September 30, 1994, future minimum lease payments relating to these agreements were $13,275 in 1995, $9,270 in 1996, $4,705 in 1997,
$2,117 in 1998 and $535 in 1999.  Rental expenses were $19,600 in 1994, $18,100 in 1993 and $16,600 in 1992.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. These costs were about $18,100 in 1994, $12,400 in 1993 and $9,600 in 1992.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements as prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The company adopted SFAS No. 109 in 1992, which increased deferred tax assets and net income by $1,100 or $.03 per share. Temporary differences result principally from financial services product financing activities, postretirement benefits and different depreciation methods. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiary because, for the most part, those earnings are permanently reinvested. Undistributed earnings of the foreign subsidiary at September 30, 1994 were $17,133. The calculation of the unrecognized deferred income tax liability on these earnings is not practicable.

EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of Class A common shares and Class A common share equivalents outstanding during each year. Class A common share equivalents consist of those shares which would be outstanding, assuming all Class B common shares were converted into Class A common shares and assuming all dilutive stock options were exercised and the proceeds used to repurchase Class A common shares at the average market price. The dilutive effect of stock options is not material.

2.  BUSINESS FORMS RESTRUCTURING

During the third quarter of 1994, the company recorded a restructuring charge of $12,400 for costs to be incurred in the disposal of part of its stock tab product line and the consolidation of certain custom business forms printing operations. The company discontinued the manufacture of certain low-margin stock tab products and closed its Chambersburg, Pennsylvania plant. To facilitate this process, the company sold a minority interest in a subsidiary to Willamette Industries Inc. for $4,000 in cash. Willamette, based in Oregon, is a forest products company and a leading supplier of stock tab products. Willamette and the company will jointly own and operate this subsidiary during the transition of manufacturing operations to ensure continuous quality customer service. After this transition period (anticipated to be less than one year), the subsidiary will be liquidated with no effect on net income.
This transaction generated $11,500 of income tax benefits which more than offset the negative after-tax effect of the restructuring charge.

The company also consolidated its east coast custom business forms manufacturing operations to maximize plant efficiencies. The company closed its Chestertown, Maryland plant and consolidated operations primarily into its Hagerstown, Maryland plant. In addition, a number of distribution facilities and sales offices were closed and related sales and administrative positions were eliminated.

Significant components of the restructuring charge are included in the following table.

                                                                   1994
- - -----------------------------------------------------------------------

Write-off of goodwill                                           $ 4,000
Plant closure                                                     3,850
Severance and outplacement                                        2,990
Other                                                             1,560
                                                                -------
Total                                                           $12,400
                                                                =======

The severance and outplacement component represents benefits for 288 employees, comprised principally of manufacturing employees and some sales and administrative employees. Through September 30, 1994, 249 employees were terminated and $1,919 of severance, fringe and outplacement benefits were paid.

3.  BUSINESS CHANGES

BUSINESS COMBINATIONS

During 1994 and 1993 the company completed several business combinations. On May 9, 1994, the company acquired all outstanding shares of Management Computer Services Inc. (MCS) for $4,708 of cash. MCS, a leading provider of parts locator services to automobile dealers under the name of One Touch, had annual sales of about $4,000. On January 5, 1994, the company acquired all outstanding shares of Formcraft Inc. for $5,106 of cash. Formcraft, a manufacturer of general business forms with strong forms management services, had annual sales of about $17,000 in 1993. On January 3, 1994, the company acquired substantially all of the assets and assumed certain liabilities of Law Printing Company Inc. for $13,075. The purchase price was paid by issuing 612,692 Class A common shares. Law, a manufacturer of business forms primarily for automobile dealerships, had annual sales of about $11,000 in 1993. The acquisition of Law was a non-cash transaction for accounting purposes and was not included in the statement of cash flows.

On June 29, 1993, the company acquired COIN Inc. for $29,633 cash, which included the retirement of $19,604 of COIN's debt. COIN had one of the larger installed bases of customers in the automobile dealership systems industry and had historically been a leader in automating the finance and insurance function of the dealership. On May 4, 1993, the company purchased certain net assets of BVI Information Systems Ltd., a Montreal-based provider of computer systems for automobile dealerships. On March 3, 1993 the company purchased certain net assets of Woodbury Business Systems, a sales organization for a regional business forms supplier.

All 1994 and 1993 business combinations were accounted for as purchases. The accounts of the acquired businesses were included in the company's financial statements since their respective acquisition dates. Goodwill is being amortized on a straight-line basis over seven to ten years.

On May 29, 1992, the company issued 3,545,336 Class A common shares in exchange for all of the outstanding common stock of Norick Brothers Inc. and operating net assets of a related entity. Norick was a manufacturer of business forms, primarily for automobile dealerships. This business combination was accounted for as a pooling of interests.


ALLOCATION OF PURCHASE PRICES

                                                                                       1994        1993
- - ----------------------------------------------------------------------------------------------------------------
Current assets                                                                       $ 6,121           $15,482
Property, plant and equipment                                                          4,943             7,372
Software licensed to customers                                                                          12,473
Goodwill                                                                              18,979            20,603
Other assets                                                                             242             2,229
Liabilities assumed                                                                   (7,396)          (18,087)
                                                                                     -------           -------
Totals                                                                               $22,889           $40,072
                                                                                     =======           =======


DIVESTITURE

On June 10, 1994, the company completed the sale of its French subsidiary, Reynolds and Reynolds S.A., to Turbodata N.V. of Belgium, and recorded an after-tax gain of $236. In 1993, this subsidiary reported sales of $18,000 and a net loss of $500.

4.  INCOME TAXES

PROVISION FOR INCOME TAXES

                                                1994         1993        1992
- - -----------------------------------------------------------------------------
Current:
  Federal                                    $20,340      $31,225     $21,456
  State and local                              4,121        7,212       3,739
  Foreign                                       (380)         410       2,488
Deferred:
  Financial services product
    financing activities                       9,538        2,321      (1,452)
  Depreciation                                (5,778)          73        (866)
  Capital losses                              (3,900)        (169)       (537)
  Capital losses valuation allowance           2,198          169         537
  Other - net                                  4,979       (4,479)        979
                                             -------      -------     -------
Provision for income taxes                   $31,118      $36,762     $26,344
                                             =======      =======     =======
Income taxes paid (net of refunds)           $24,017      $36,340     $29,208
                                             =======      =======     =======



RECONCILIATION OF INCOME TAX RATES

                                 1994            1993              1992
                           AMOUNT  PERCENT  Amount  Percent  Amount  Percent
- - ----------------------------------------------------------------------------
Statutory federal
  income taxes             $34,062   35.0%   $31,026  34.8%   $21,908  34.0%
State and local
  taxes less federal
  income tax effect          5,631    5.8      4,609   5.2      3,022   4.7
Divestiture of stock tab
  business                 (11,500) (11.8)
Goodwill amortization
  and write-off              3,207    3.3        900   1.0        567    .9
Revaluing deferred taxes                         939   1.0
Settlement of tax audits                      (1,047) (1.2)
Other - net                   (282)   (.3)       335    .4        847   1.3
                           -------  -----    -------  ----    -------  ----
Provision for income
  taxes                    $31,118   32.0%   $36,762  41.2%   $26,344  40.9%
                           =======  =====    =======  ====    =======  ====


In August 1993, the federal income tax rate was increased from 34% to 35%, retroactive to January 1, 1993.

INFORMATION SYSTEMS DEFERRED INCOME TAX ASSETS (LIABILITIES)

                                                 1994          1993
- - --------------------------------------------------------------------
Current                                       $ 8,832        $ 8,576
                                              -------        -------
Non-current:
  Postretirement medical                       13,603         13,465
  Pensions                                      5,134          5,372
  Depreciation                                 (8,507)       (14,285)
  Capital losses                                4,667            767
  Capital losses valuation allowance           (2,965)          (767)
  Other - net                                 (11,662)        (5,916)
                                              -------        -------
  Total non-current                               270         (1,364)
                                              -------        -------
Totals                                        $ 9,102        $ 7,212
                                              =======        =======

The carryforward of capital losses expires primarily in 2000.

5.  FINANCIAL SERVICES

INCOME STATEMENTS
                                                 1994                   1993            1992
- - -----------------------------------------------------------------------------------------------
Revenues                                      $19,488                  $19,218        $19,190
                                              -------                  -------        -------

Expenses:
  Interest expense                              5,044                    5,550          6,952
  Allowance for losses provision (benefit)       (700)                   1,100          7,322
  General and administrative                    2,072                    2,003          2,372
                                              -------                  -------        -------
  Total expenses                                6,416                    8,653         16,646
                                              -------                  -------        -------

Income before income taxes                     13,072                   10,565          2,544
Provision for income taxes                      5,199                    5,420            986
                                              -------                  -------        -------
Net income                                    $ 7,873                  $ 5,145        $ 1,558
                                              =======                  =======        =======


FINANCE RECEIVABLES

                                                             1994        1993
- - -----------------------------------------------------------------------------
Product financing receivables                            $205,178    $174,617
Receivables pending customer acceptance                    27,447      15,100
Unguaranteed residual values                               11,117      10,218
Allowance for losses                                       (4,854)     (5,846)
Unearned interest income                                  (37,302)    (33,219)
Other - net                                                 1,034         841
                                                         --------    --------
Totals                                                   $202,620    $161,711
                                                         ========    ========

As of September 30, 1994, product financing receivables due for each of the next five years were $66,741 in 1995, $55,789 in 1996, $43,988 in 1997, $27,200
in 1998 and $10,507 in 1999.

ALLOWANCE FOR LOSSES
                                                             1994        1993
- - -----------------------------------------------------------------------------
Balance, beginning of year                                 $5,846      $5,871
Provision (benefit)                                          (700)      1,100
Net losses                                                   (292)     (1,125)
                                                           ------      ------
Balance, end of year                                       $4,854      $5,846
                                                           ======      ======


6.  FINANCING ARRANGEMENTS

INFORMATION SYSTEMS
                                                             1994        1993
- - -----------------------------------------------------------------------------
Fixed rate notes, weighted average interest rates
  of 6.7% in 1994 and 8.6% in 1993, maturing
  through 2003                                            $41,301     $40,000
Current portion                                               287
                                                          -------     -------
Long-term portion                                         $41,014     $40,000
                                                          =======     =======


Loan agreements limit consolidated indebtedness and require a minimum current ratio of 1.50. Loan agreements also limit dividend payments to $23,571 as of September 30, 1994. The fair value of information systems debt was $37,590 and $40,000 at September 30, 1994 and 1993, respectively. At September 30, 1994, debt maturities were $287 in 1995, $231 in 1996, $6,313 in 1997, $5,898 in
1998, and $5,714 in 1999.  Interest paid was $3,153 in 1994, $3,428 in 1993 and
$5,372 in 1992.

FINANCIAL SERVICES

The company maintains various interest rate management agreements to limit interest rate exposure on its variable rate financing arrangements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed
rates.   Ceiling agreements allow the company to borrow at variable interest rates, but limit the maximum interest rates the company pays. Fixed interest rates do not change over the life of the swap agreements. Variable interest rates are reset at least every ninety days and are based on LIBOR or commercial paper indices. Net interest received or paid on these contracts is reflected in interest expense.

                                                                        Notional Amounts
                                                            Debt        Swaps    Ceilings
      ----------------------------------------------------------------------------------
      1994
      ----------------------------------------------------------------------------------
      Short-term borrowings, 5.3% at September 30, 1994  $  2,000
      Variable rate debt, maturing through 2000            49,200    $21,155     $18,750
        Weighted average interest rates paid                  4.2%       5.4%
        Weighted average interest rate received                          3.8%
      Fixed rate debt, maturing through 1998               53,163
        Weighted average interest rate paid                   5.7%
                                                         --------    -------     -------
      Totals                                             $104,363    $21,155     $18,750
                                                         ========    =======     =======
      1993
      ----------------------------------------------------------------------------------

      Variable rate debt, maturing through 1998           $42,425    $34,682
        Weighted average interest rates paid                  3.6%       6.5%
        Weighted average interest rate received                          3.3%
      Fixed rate debt, maturing through 1997               45,263
        Weighted average interest rate paid                   6.9%
                                                          -------    -------
      Totals                                              $87,688    $34,682
                                                          =======    =======

Loan agreements require financial services to maintain a minimum ratio of income before income taxes and interest expense to interest expense of 1.25. The fair value of financial services debt was $103,266 and $88,442 at September 30, 1994 and 1993, respectively. At September 30, 1994, debt maturities were $29,725 in 1995, $23,825 in 1996, $24,313 in 1997, $15,250 in 1998 and $7,500
in 1999.  Interest paid was $5,141, $5,515 and $6,830 in 1994, 1993 and 1992, respectively.

At September 30, 1994, notional amount maturities of interest rate management agreements were $15,217 in 1995, $14,063 in 1996, $6,875 in 1997 and $3,750 in
1998. The fair value of interest rate management agreements was $559 and $(632) at September 30, 1994 and 1993, respectively.

REVOLVING CREDIT AGREEMENTS

Information systems and financial services share variable rate revolving credit agreements which total $60,000 and require commitment fees on unused credit.
At September 30, 1994, available balances under these agreements were $31,050.

FAIR VALUES

Fair values were determined using interest rates available to the company for debt and interest rate management agreements with the same remaining maturities.

7.  CAPITAL STOCK

                                                                    1994              1993             1992
- - ------------------------------------------------------------------------------------------------------------------
Preferred:
  No par value
  Authorized shares                                               60,000,000         60,000,000        60,000,000

Class A common:
  Par value per share                                                  $.625              $.625             $.625
  Authorized shares                                               60,000,000         60,000,000        30,000,000
                                                                  ==========         ==========        ==========
  Issued and outstanding shares:
    Balance, beginning of year                                    42,238,022         42,883,624        43,755,608
    Issued                                                         1,072,134            637,978         1,240,472
    Converted from Class B common                                    100,000                            1,149,856
    Repurchased                                                   (1,655,400)        (1,222,000)       (3,196,800)
    Retired                                                          (47,180)           (61,580)          (65,512)
                                                                  ----------         ----------        ----------
    Balance, end of year                                          41,707,576         42,238,022        42,883,624
                                                                  ==========         ==========        ==========

Class B common:
  Par value per share                                                $.03125            $.03125           $.03125
  Authorized shares                                               30,000,000         30,000,000        30,000,000
  Issued and outstanding shares                                   10,000,000         12,000,000        12,000,000

Dividends on Class A common shares must be twenty times the dividends on Class B common shares and must be paid simultaneously. Each share of Class A common and Class B common is entitled to one vote. A Class B common shareholder may convert twenty Class B common shares to one share of Class A common. In 1994 and 1992, 2,000,000 and 22,997,120 Class B common shares were converted into 100,000 and 1,149,856 Class A common shares, respectively. The company has reserved sufficient authorized Class A common shares for Class B conversions and stock option plans.

Each outstanding Class A common share has one preferred share purchase right. Each outstanding Class B common share has one-twentieth of a right. Rights become exercisable if a person or group acquires or seeks to acquire, through a tender or exchange offer, 20% or more of the company's Class A common shares. In that event, all holders of Class A common shares and Class B common shares, other than the acquiror, could exercise their rights and purchase preferred shares at a substantial discount. At the date of these financial statements, the company had no agreements or commitments with respect to the sale or issuance of the preferred shares.

On February 17, 1994, the company's board of directors approved a two-for-one common stock split. As a result of the split, on March 15, 1994, common shareholders received one additional share for each share held as of March 1, 1994. Par value remained $.625 per Class A common share and $.03125 per Class B common share. The company reclassified $13,199 to Class A common and $188 to Class B common from additional paid-in capital because par value did not change. Share and per share information presented in the accompanying financial statements was restated to reflect the stock split.

The company repurchased Class A common shares for treasury at average prices of $23.61 in 1994, $13.50 in 1993 and $10.85 in 1992. The remaining balance of shares authorized for repurchase by the board of directors was 1,925,800 at September 30, 1994. Treasury shares at September 30 were 4,519,512 in 1994, 4,036,246 in 1993 and 3,452,224 in 1992.

8.  EMPLOYEE STOCK OPTION PLANS

The company's stock option plans consist of incentive stock options and non-qualified stock options to purchase Class A common shares which are awarded to certain key employees. Stock options are typically granted at a price equal to fair market value on the date of grant. Options may be granted at any price not less than par value ($.625 at September 30, 1994). No options were granted at a price less than fair market value in 1994. At September 30, 1994, options to purchase 880,944 Class A common shares were exercisable and options to purchase 1,366,856 additional Class A common shares were available for future awards.

                                                               Weighted Average
                                               Shares Under       Option Prices
                                                     Option           Per Share
- - -------------------------------------------------------------------------------
Outstanding, September 30, 1991                   2,275,184              $ 4.64
Granted                                             615,000                6.17
Exercised                                        (1,240,472)               4.22
Canceled                                            (77,916)               6.61
                                                  ---------
Outstanding, September 30, 1992                   1,571,796                5.47
Granted                                             411,000               10.43
Exercised                                          (637,978)               5.38
Canceled                                             (4,432)               6.27
                                                  ---------
Outstanding, September 30, 1993                   1,340,386                7.03
Granted                                           2,735,640               24.76
Exercised                                          (459,442)               6.51
Canceled                                             (9,960)              20.00
                                                  ---------
Outstanding, September 30, 1994                   3,606,624               20.51
                                                  =========


9.  POSTRETIREMENT BENEFITS

PENSION EXPENSE

                                                                     1994          1993         1992
- - -------------------------------------------------------------------------------------------------------
Defined benefit plans:
  Service cost                                                       $5,314         $3,817       $3,250
  Interest on projected benefit
    obligation                                                        7,546          6,543        6,127
  Actual return on plan assets                                          (85)        (8,156)      (8,680)
  Net amortization and deferral                                      (5,781)         1,444        1,997
                                                                     ------         ------       ------
  Net periodic pension cost                                           6,994          3,648        2,694
Foreign benefit plan                                                     19             92          (85)
Domestic defined contribution plans                                   1,897          1,575        1,515
Multi-employer plans                                                    255            423          399
                                                                     ------         ------       ------
Totals                                                               $9,165         $5,738       $4,523
                                                                     ======         ======       ======

Actuarial assumptions of defined benefit plans:
  Discount rate                                                         7.5%           8.0%        8.75%
  Rate of compensation increase                                         4.5%           5.0%         5.5%
  Expected long-term rate of
    return on assets                                                    9.0%           9.5%        10.0%
  Actuarial cost method                                                      PROJECTED UNIT CREDIT
  Measurement period                                                           JULY 1 - JUNE 30

The company sponsors non-contributory, defined benefit pension plans for most full-time employees. Pension benefits are based on years of service and compensation during an employee's final ten years of employment. The company's funding policy is to make annual contributions to the plans sufficient to meet or exceed the minimum statutory requirements. The company and its actuaries review the pension plans each year. The actuarial assumptions are intended to reflect expected experience over the life of the pension liability.

The company sponsors defined contribution savings plans covering most domestic employees. Generally, contributions are funded monthly and represent 40% of the first 3% of compensation contributed to the plan by participating employees. The company also participates in several multi-employer plans which provide defined benefits to union employees.


FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                                            September 30, 1994       September 30, 1993
                                                                             ABO                     ABO
                                                           Assets        Exceeds       Assets    Exceeds
                                                       Exceed ABO         Assets   Exceed ABO     Assets
- - --------------------------------------------------------------------------------------------------------
Defined benefit plans:
  Vested benefit obligation                             $(61,791)       $(16,331)    $(67,062)  $(16,146)
                                                        ========        ========     ========   ========
  Accumulated benefit obligation (ABO)                  $(64,004)       $(21,013)    $(69,141)  $(19,441)
                                                        ========        ========     ========   ========
  Projected benefit obligation (PBO)                    $(79,695)       $(25,159)    $(81,119)  $(21,258)
  Fair market value of plan assets                        75,835           2,664       76,047      1,877
                                                        --------        --------     --------   --------
  PBO greater than plan assets                            (3,860)        (22,495)      (5,072)   (19,381)
  Unrecognized net loss                                    7,364           4,924        7,103      4,654
  Minimum pension liability                                               (6,257)                 (6,102)
  Unrecognized prior service cost                            775           2,838        3,399        470
  Unrecognized net liability (asset)
    being amortized over 9 to 16 years                    (3,631)          2,784       (4,681)     3,159
                                                        --------        --------     --------   --------
  Net pension asset (liability)                              648         (18,206)         749    (17,200)
Multi-employer liability                                                    (225)                   (241)
                                                        --------        --------     --------   --------
Totals                                                  $    648        $(18,431)    $    749   $(17,441)
                                                        ========        ========     ========   ========

Actuarial assumptions of defined benefit plans:
  PBO discount rate                                                 8.25%                   7.5%
  Rate of compensation increase                                      5.0%                   4.5%


At September 30, 1994, the minimum pension liability was offset by a $5,607 intangible asset and a $387 charge to shareholders' equity net of income taxes. At September 30, 1993 the intangible asset was $3,644 and the charge to shareholders' equity net of income taxes was $1,465. There was no effect on income or cash flow.

At September 30, 1994 and 1993, about 56% and 62% of the plans' assets were invested in cash, cash equivalents, U.S. treasury bonds and mortgage backed government agency securities. The balance of the plans' assets were invested in equities.


ACCOUNTING CHANGE

Effective October 1, 1992, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires accrual of postretirement medical and life insurance benefits over the period in which employees provide services. The company elected to immediately recognize the transition obligation and recorded the cumulative effect of the accounting change of $31,500 ($19,106 or $.44 per share net of income tax benefits) in the first quarter of 1993.


POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

                                                          1994         1993
- - ---------------------------------------------------------------------------
Defined contribution plan                               $3,416
                                                        ------
Defined benefit plans:
  Service cost                                           1,016       $  981
  Interest on accumulated benefit obligation             2,460        2,315
                                                        ------       ------
  Total defined benefit plans                            3,476        3,296
                                                        ------       ------
Totals                                                  $6,892       $3,296
                                                        ======       ======

Actuarial assumptions of defined benefit plans:
  Discount rate                                            7.5%         7.5%
  Healthcare cost trend rate through 2007                  6.0%         6.0%
  Healthcare cost trend rate thereafter                    5.0%         5.0%


In 1994, the company introduced Retiree Medical Savings Accounts, a company funded defined contribution plan. This plan, which covers substantially all employees, will enable future retirees to purchase postretirement medical insurance from the company. Contributions are funded annually based on the company's return on equity and are the same for each eligible employee.

The company sponsors a defined benefit life insurance plan for substantially all employees. Upon retirement, this plan provides for a fixed death benefit to be paid to the designated beneficiary. The company also sponsors a defined benefit medical plan for employees who retired prior to October 1, 1993. The cost sharing provisions of the plan depend on the medical plan provisions in effect at the date of retirement. Effective October 1, 1993, the company no longer provides a defined benefit medical plan for new retirees. Future retirees may purchase postretirement medical insurance from the company using Retiree Medical Savings Accounts. Discounts from the market price of postretirement medical insurance will be provided to certain retirees based on age and length of remaining service as of October 1, 1993. These discounts are included in the determination of the accumulated benefit obligation. The company funds medical and life insurance benefits on a pay-as-you-go basis.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION

                                                          1994         1993
- - ---------------------------------------------------------------------------
Accumulated benefit obligation:
  Retirees                                             $17,968      $16,616
  Fully eligible active plan participants                6,366        4,874
  Other active plan participants                        10,802       12,042
Unrecognized net gain                                      (45)        (208)
                                                       -------      -------
Totals                                                 $35,091      $33,324
                                                       =======      =======

Actuarial assumptions:
  Discount rate                                           8.25%         7.5%
  Healthcare cost trend rate through 2007                  6.0%         6.0%
  Healthcare cost trend rate thereafter                    5.0%         5.0%

The effect of a 1% increase in the assumed healthcare cost trend rate would have increased the service and interest cost components of postretirement medical insurance in 1994 by $153 and the accumulated benefit obligation at September 30, 1994 by $2,003.


10.  CASH FLOW STATEMENTS

                                                     1994          1993        1992
- - -----------------------------------------------------------------------------------
INFORMATION SYSTEMS

Cash flows provided by (used for) operating
  activities:
  Net income                                      $58,331      $28,271      $37,634
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Effect of accounting change                                 19,106
    Depreciation and amortization                  34,934       25,092       24,406
    Deferred income taxes                          (2,484)      (4,552)      (1,017)
    Deferred income taxes transferred to (from)
      financial services                            6,026        1,737         (416)
    Loss on sales of assets                         3,743        1,072          600
    Changes in operating assets and
      liabilities:
      Accounts receivable                         (10,184)      (7,135)          13
      Inventories                                   2,687        2,135       (1,095)
      Prepaid expenses, intangible and other
        assets                                     (6,013)      (1,695)      (3,584)
      Accounts payable                              5,879       (4,319)       3,924
      Accrued and other liabilities                 2,037        4,255        4,925
                                                  -------      -------      -------
  Net cash provided by operating activities       $94,956      $63,967      $65,390
                                                  =======      =======      =======

                                                     1994          1993        1992
- - -----------------------------------------------------------------------------------
FINANCIAL SERVICES

Cash flows provided by (used for) operating
  activities:
  Net income                                      $ 7,873       $5,145       $1,558
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Deferred income taxes                           9,538        2,321       (1,453)
    Deferred income taxes transferred to (from)
      information systems                          (6,026)      (1,737)         416
    Changes in receivables, other assets
      and other liabilities                          (618)       1,472        7,662
                                                  -------       ------       ------
  Net cash provided by operating activities       $10,767       $7,201       $8,183
                                                  =======       ======       ======


11.  SEGMENT REPORTING

The company operates principally in two industry segments, business forms and computer systems.

The business forms segment manufactures and distributes printed business forms and systems, custom continuous and snap out forms, specialty printed products and provides forms management services to automotive, healthcare and general business markets.

The computer systems segment provides integrated computer systems products and services to automotive and healthcare markets. The segment's products include integrated software packages and computer hardware, hardware and software installation, customer training and consulting, hardware maintenance, software support and financial services.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                               Computer Systems
                                Business    Products &   Financial
                                   Forms     Services     Services    Corporate     Totals
- - -------------------------------------------------------------------------------------------
1994
- - -------------------------------------------------------------------------------------------
Net sales and revenues           $425,543     $363,763     $ 19,488                $808,794
Operating income(1)                25,741       59,254       13,072                  98,067
Income before income taxes(1)      25,448       61,760       13,072     $(2,958)     97,322
Identifiable assets              242,838      139,038       204,107      48,716(2)  634,699
Depreciation and amortization     16,746       17,218                       970      34,934
Capital expenditures               8,502       13,933                     5,453      27,888

1993
- - -------------------------------------------------------------------------------------------

Net sales and revenues          $396,228     $281,520     $ 19,218                 $696,966
Operating income                  36,451       44,081       10,565                   91,097
Income before income taxes        36,425       44,601       10,565      $(2,307)     89,284
Identifiable assets              235,900      145,365      162,790       26,496(2)  570,551
Depreciation and amortization     11,121       12,972                       999      25,092
Capital expenditures               8,110        9,889                       896      18,895

1992
- - -------------------------------------------------------------------------------------------

Net sales and revenues          $371,627     $254,007     $ 19,190                 $644,824
Operating income                  30,526       34,260        2,544                   67,330
Income before income taxes        30,197       34,085        2,544      $(2,390)     64,436
Identifiable assets              232,114       94,633      155,672       39,426(2)  521,845
Depreciation and amortization     11,488       12,054                       864      24,406
Capital expenditures               8,535        8,070                       761      17,366

(1)     Business forms income was reduced by a $12,400 restructuring charge.

(2)     Principally cash and equivalents, and corporate headquarters office building and contents.


12. CONTINGENCIES

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

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a Record of Decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. The company believes it is a minor participant, and has accrued its estimated share of response costs as of September 30, 1994. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During the quarter ended June 30, 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During the quarter ended June 30, 1994, the company recorded $1,750 of expense and increased its accrual balance to $2,500 where the balance remained at September 30, 1994.
The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

In January 1994, by means of a special notice letter, the EPA notified the company that it was considered to be one of more than three hundred PRPs at a former drum reconditioning facility. A remedial investigation and feasibility study is complete. A record of decision has been issued, and a statement of work for the remedial design and remedial action is in circulation. The company was unable to substantiate any previous involvement with this facility and believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       First            Second          Third           Fourth
                                                     Quarter            Quarter         Quarter         Quarter
- - -------------------------------------------------------------------------------------------------------------------

1994
- - -------------------------------------------------------------------------------------------------------------------
Net sales and revenues:
  Information systems                                 $187,832           $200,644        $197,477         $203,353
  Financial services                                     4,810              4,815           4,836            5,027
                                                      --------           --------        --------         --------
  Totals                                              $192,642           $205,459        $202,313         $208,380
                                                      ========           ========        ========         ========

Costs and expenses:
  Cost of sales                                       $103,839           $111,445        $106,649         $107,981
  Selling, general and
    administrative expenses                             62,160             65,770          67,187           66,880
  Restructuring charge                                                                     12,400
  Financial services                                     1,462              1,495           1,762            1,697
                                                      --------           --------        --------         --------
  Totals                                              $167,461           $178,710        $187,998         $176,558
                                                      ========           ========        ========         ========

Net income                                            $14,409            $15,469         $18,097          $18,229

Earnings per common share                                 .33                .35             .41              .42

Cash dividends declared per share:
  Class A common                                          .075               .085            .085             .085
  Class B common                                        .00375             .00425          .00425           .00425

Closing market prices of Class A
  common shares:
  High                                                   22.81              24.63           25.38            26.50
  Low                                                    19.06              21.19           19.88            22.50


1993
- - -------------------------------------------------------------------------------------------------------------------

Net sales and revenues:
  Information systems                                 $158,829           $166,316        $164,897         $187,706
  Financial services                                     4,691              4,826           4,873            4,828
                                                      --------           --------        --------         --------
  Totals                                              $163,520           $171,142        $169,770         $192,534
                                                      ========           ========        ========         ========

Costs and expenses:
  Cost of sales                                       $ 86,757           $ 91,824        $ 89,554         $101,579
  Selling, general and
    administrative expenses                             53,219             54,739          55,150           64,394
  Financial services                                     3,140              2,051           1,823            1,639
                                                      --------           --------        --------         --------
  Totals                                              $143,116           $148,614        $146,527         $167,612
                                                      ========           ========        ========         ========

Income before effect
  of accounting change                                $11,775            $13,339         $13,425          $13,983
Net income                                             (7,331)            13,339          13,425           13,983
Earnings per common share:
  Income before effect
    of accounting change                                  .27                .30             .31              .32
  Earnings per common share                              (.17)               .30             .31              .32

Cash dividends declared per share:
  Class A common                                         .065               .065            .065             .065
  Class B common                                       .00325             .00325          .00325           .00325

Closing market prices of Class A
  common shares:
  High                                                  12.78              17.63           19.25            21.81
  Low                                                   10.38              12.06           16.00            18.38

                                                                                                                   SCHEDULE VIII

                                               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                                               --------------------------------------------------
                                                               VALUATION ACCOUNTS
                                             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992
                                                             (Dollars in thousands)

  COLUMN A                                 COLUMN B                COLUMN C                         COLUMN D            COLUMN E
                                           BALANCE        --------ADDITIONS-------       ----------DEDUCTIONS----
                                             AT              CHARGED                      WRITE-OFFS                     BALANCE
  DESCRIPTION                              BEGINNING        TO COSTS         OTHER         NET OF         OTHER           AT END
                                           OF YEAR            AND             (a)         RECOVERIES       (a)           OF YEAR
                                                            EXPENSES

  Valuation Accounts - Deducted From Assets to Which They Apply

  INFORMATION SYSTEMS
 Reserves for Accounts Receivable:
  Year ended September 30, 1994             $8,052          $1,625              $52           $4,543          $397          $4,789
  Year ended September 30, 1993             $4,964          $2,393           $5,288           $4,516           $77          $8,052
  Year ended September 30, 1992             $5,411          $4,395               $0           $4,891         $(49)          $4,964

 Reserves for Inventory:
  Year ended September 30, 1994             $1,887          $1,761               $0           $1,943          $202          $1,503
  Year ended September 30, 1993             $1,832          $1,380             $175           $1,463           $37          $1,887
  Year ended September 30, 1992             $1,675          $1,717               $0           $1,571         $(11)          $1,832

 Reserves for Notes Receivable:
  Year ended September 30, 1994             $3,023            $575               $0           $2,867            $0            $731
  Year ended September 30, 1993             $2,858            $247             $142             $224            $0          $3,023
  Year ended September 30, 1992             $1,115          $1,769               $0              $26            $0          $2,858

 FINANCIAL SERVICES

 Reserves for Finance Receivables:
  Year ended September 30, 1994             $5,846          ($700)               $0             $292            $0          $4,854
  Year ended September 30, 1993             $5,871          $1,100               $0           $1,125            $0          $5,846
  Year ended September 30, 1992             $4,084          $7,322               $0           $5,535            $0          $5,871

(a) Includes adjustments from translation of foreign currency to United States dollars and the effects of acquisitions and disposals of businesses.

                                                                                                                     SCHEDULE IX
                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                                        --------------------------------------------------
                                                       SHORT TERM BORROWINGS
                                      FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992
                                                      (Dollars in thousands)


     COLUMN A                                      COLUMN B         COLUMN C         COLUMN D         COLUMN E          COLUMN F
                                                                                     MAXIMUM          AVERAGE           WEIGHTED
                                                                    WEIGHTED          AMOUNT          MONTH-END         AVERAGE
                                                  BALANCE           AVERAGE         OUTSTANDING        BALANCE         INTEREST RATE
     CATEGORY                                     AT END OF         INTEREST        DURING THE         DURING THE       DURING THE
                                                  PERIOD            RATE            PERIOD             PERIOD           PERIOD(2)
 INFORMATION SYSTEMS

  Amounts Payable to Banks For Borrowings (1)
   Year ended September 30, 1994                      $0                                $900               $226              6.24%
   Year ended September 30, 1993                      $0                                  $0                 $0              3.29%
   Year ended September 30, 1992                      $0                              $1,000                 $0              4.31%


 FINANCIAL SERVICES

  Amounts Payable to Banks For Borrowings (1)
   Year ended September 30, 1994                  $2,000             5.30%           $15,000             $5,167              4.05%
   Year ended September 30, 1993                      $0                             $25,805            $14,667              3.43%
   Year ended September 30, 1992                 $30,000             4.25%           $30,000            $17,676              4.67%

       (1)  All borrowings were made against unsecured lines of credit at prevailing interest rates.
       (2)  Weighted average interest rate is the quotient of total short-term borrowing interest expense divided by the cumulative products of the principal times the period outstanding for each individual borrowing.

                                                                                                SCHEDULE X

                           THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                           --------------------------------------------------
                               SUPPLEMENTARY INCOME STATEMENT INFORMATION
                         FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992
                                         (Dollars in thousands)


  COLUMN A                                                             COLUMN B
                                                             CHARGED TO COSTS AND EXPENSES

                                                 1994                      1993                  1992
 Amortization of Intangibles                    $15,454                    $8,345                  $6,361

 Maintenance and Repairs                         $8,482                    $7,931                  $6,435


NOTE:  Taxes, other than payroll and income taxes, advertising and royalty costs were each less than
       1% of the total revenues for the years indicated and consequently have not been reported above.

                                                                INDEX OF EXHIBITS
                                                         Securities Exchange Act of 1934


                                                                                                                       Page in
                                                                                                                       Form
                 Exhibit No.          Item                                                                             10-K
                 ------------------------------------------------------------------------------------------------------------------
                 (3)(a)               Amended Articles of Incorporation; incorporated by reference to Exhibit A of the Company's definitive proxy statement dated January 8, 1990 filed with the Securities and Exchange Commission.  Amendment to Article Fourth of the
                                      Amended Articles of Incorporation, incorporated by reference to the
                                      Company's definitive proxy statement dated January 6, 1993 filed with the
                                      Securities and Exchange Commission.

                 (3)(b)               Consolidated Code of Regulations; incorporated by reference to Exhibit B to the Company's definitive proxy statement dated January 8, 1990 filed with the Securities and Exchange Commission.

                 (4)(a)               Loan Agreement with Metropolitan Life Insurance Company dated September 17,
                                      1986, incorporated by reference to Exhibit (4)(a) to Form 10-K for the fiscal year ended September 30, 1986.

                 (4)(b)               Copies of the agreements relating to long-term debt, which are not required as exhibits to this Form 10-K, will be provided to the Securities and
                                      Exchange Commission upon request.

                 (4)(c)               Shareholder Rights Plan incorporated by reference to Exhibit I to the
                                      Company's Form 8-A (File No. 1-10147), which was adopted on May 6, 1991 and filed with the Securities and Exchange Commission on May 8, 1991.

                 (9)                  Not applicable.

                 (10)(a)              Form of Amended and Restated Employment Agreement with Robert C. Nevin and
                                      David R. Holmes dated as of November 9, 1987; incorporated by reference to
                                      Exhibit (10)(c) to Form 10-K for the fiscal year ended  September 30, 1987.

                 (10)(b)              Amendment to Amended and Restated Employment Agreement with David R. Holmes dated as of May 8, 1989; incorporated by reference to Exhibit (10)(e) to
                                      Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(c)              Amendment to Amended and Restated Employment Agreement with David R. Holmes dated as of December 1, 1989; incorporated by reference to Exhibit (10)(f)
                                      to Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(d)              Amendment to Amended and Restated Employment Agreement with Robert C. Nevin dated as of December 1, 1989; incorporated by reference to Exhibit (10)(g)
                                      to Form 10-K for the fiscal year ended September 30, 1989.

                                                                                                                       Page in
                                                                                                                       Form
                 Exhibit No.          Item                                                                             10-K
                 ------------------------------------------------------------------------------------------------------------------
                 (10)(e)              Amended and Restated Employment Agreement with Robert C. Nevin dated as of
                                      September 30, 1992; incorporated by reference to Exhibit (10)(e) to Form 10-
                                      K for the fiscal year ended September 30, 1992.

                 (10)(f)              Employment Agreement with Joseph N. Bausman dated as of May 8, 1989;
                                      incorporated by reference to Exhibit (10)(h) to Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(g)              Amendment to Employment Agreement with Joseph N. Bausman dated as of
                                      December 1, 1989; incorporated by reference to Exhibit (10)(i) to Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(h)              Amendment to Employment Agreement with Joseph N. Bausman dated as of May 31,     55
                                      1994.

                 (10)(i)              Settlement Agreement with Wayne C. Jira dated as of November 9, 1987;
                                      incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30, 1987.

                 (10)(j)              General form of Indemnification Agreement between the Company and each of its directors dated as of December 1, 1989; incorporated by reference to
                                      Exhibit (10)(m) to Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(k)              Non-Qualified Stock Option Plan -- 1980, Amended and Restated August 11,
                                      1987; incorporated by reference to Exhibit (10)(h) to Form 10-K for the fiscal year ended September 30, 1987.

                 (10)(l)              Amendment to Non-Qualified Stock Option Plan -- 1980 dated as of December 8,
                                      1989; incorporated by reference to Exhibit (10)(o) to Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(m)              Amended and Restated Stock Option Plan -- 1989, effective September 29,
                                      1993; incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1993.

                 (10)(n)              Performance Options Policy of the Compensation Committee of the Board of
                                      Directors of The Reynolds and Reynolds Company under the Non-Qualified Stock
                                      Option Plan -- 1980, effective October 1, 1986; incorporated by reference to
                                      Exhibit (10)(i) to Form 10-K for the fiscal year ended September 30, 1987.

                 (10)(o)              Amendment and Restatement No. 1 to the Performance Options Policy of the
                                      Compensation Committee of the Board of Directors of The Reynolds and
                                      Reynolds Company under the Non-Qualified Stock Option Plan -- 1980, effective October 28, 1987; incorporated by reference to Exhibit (10)(j) to
                                      Form 10-K for the fiscal year ended September 30, 1987.

                                                                                                                       Page in
                                                                                                                       Form
                 Exhibit No.          Item                                                                             10-K
                 ---------------------------------------------------------------------------------------------------------------
                 (10)(p)              Amendment and Restatement No. 2 to the Performance Options Policy of the
                                      Compensation Committee of the Board of Directors of The Reynolds and
                                      Reynolds Company under the Non-Qualified Stock Option Plan -- 1980, effective November 12, 1987; incorporated by reference to Exhibit (10)(k) to
                                      Form 10-K for the fiscal year ended September 30, 1987.

                 (10)(q)              The Reynolds and Reynolds Company Supplemental Retirement Plan; incorporated by reference to Exhibit (10)(G) to Form 10-K for the fiscal year ended
                                      September 30, 1980.

                 (10)(r)              The Reynolds and Reynolds Company Supplemental Retirement Plan; Amendment
                                      No. 2, adopted on August 17, 1982; incorporated by reference to Exhibit
                                      (10)(j) to Form 10-K for the fiscal year ended September 30, 1982.

                 (10)(s)              The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                                      No. 3, adopted on August 16, 1983; incorporated by reference to Exhibit
                                      (10)(j) to Form 10-K for the fiscal year ended September 30, 1983.

                 (10)(t)              The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                                      No. 4, adopted on November 6, 1984; incorporated by reference to Exhibit
                                      (10)(l) to Form 10-K for the fiscal year ended September 30, 1984.

                 (10)(u)              The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                                      No. 5, adopted on May 13, 1985; incorporated by reference to Exhibit (10)(s)
                                      to Form 10-K for the fiscal year ended September 30, 1985.

                 (10)(v)              The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                                      No. 6, adopted on February 11, 1986; incorporated by reference to Exhibit
                                      (10)(r) to Form 10-K for the fiscal year ended September 30, 1986.

                 (10)(w)              The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                                      No. 7, adopted on August 12, 1986; incorporated by reference to Exhibit
                                      (10)(s) to Form 10-K for the fiscal year ended September 30, 1986.

                 (10)(x)              The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                                      No. 8, adopted on February 10, 1987; incorporated by reference to Exhibit
                                      (10)(s) to Form 10-K for the fiscal year ended September 30, 1987.

                 (10)(y)              The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                                      No. 9, adopted on August 11, 1987; incorporated by reference to Exhibit
                                      (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.

                 (10)(z)              The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                                      No. 10, adopted on May 8, 1989; incorporated by reference to Exhibit
                                      (10)(dd) to Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(aa)             The Reynolds and Reynolds Company Restated Supplemental Retirement Plan
                                      adopted November 9, 1988; incorporated by reference to Exhibit (10)(ee) to
                                      Form 10-K for the fiscal year ended September 30, 1989.

                                                                                                                       Page in
                                                                                                                       Form
                 Exhibit No.          Item                                                                             10-K
                 --------------------------------------------------------------------------------------------------------------
                 (10)(bb)             Resolution of the Board of Directors amending The Reynolds and Reynolds
                                      Company Supplemental Retirement Plan dated as of December 1, 1989;
                                      incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(cc)             Resolution of the Board of Directors amending The Reynolds and Reynolds
                                      Company Supplemental Retirement Plan, dated as of November 13, 1990;
                                      incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1990.

                 (10)(dd)             Resolution of the Board of Directors amending The Reynolds and Reynolds
                                      Company Supplemental Retirement Plan, dated as of July 23, 1991;
                                      incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1991.

                 (10)(ee)             Description of The Reynolds and Reynolds Company Annual Incentive
                                      Compensation Plan adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended September 30,
                                      1987.

                 (10)(ff)             Description of The Reynolds and Reynolds Company Intermediate Incentive
                                      Compensation Plan adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(v) to Form 10-K for the fiscal year ended September 30,
                                      1987.

                 (10)(gg)             Description of The Reynolds and Reynolds Company Contingent Deferred Bonus
                                      Plan adopted as of October 1, 1986; incorporated by reference to Exhibit
                                      (10)(w) to Form 10-K for the fiscal year ended September 30, 1987.

                 (10)(hh)             Resolution of the Board of Directors amending The Reynolds and Reynolds
                                      Company Intermediate Incentive Compensation Plan and Contingent Deferred
                                      Bonus Plan dated as of December 1, 1989; incorporated by reference to
                                      Exhibit (10)(jj) to Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(ii)             The Reynolds and Reynolds Company Salaried Retirement Plan Restatement
                                      adopted as of October 1, 1986; incorporated by reference to Exhibit  (10)(x)
                                      Form 10-K for the fiscal year ended September 30, 1987.

                 (10)(jj)             The Reynolds and Reynolds Company Salaried Retirement Plan, Amendment No. 1
                                      adopted October 1, 1986; incorporated by reference to Exhibit  (10)(y) to
                                      Form 10-K for the fiscal year ended September 30, 1987.

                 (10)(kk)             The Reynolds and Reynolds Company Salaried Retirement Plan, Amendment No. 2
                                      adopted October 1, 1986; incorporated by reference to Exhibit  (10)(z) to
                                      Form 10-K for the fiscal year ended September 30, 1987.

                 (10)(ll)             The Reynolds and Reynolds Company Salaried Retirement Plan, Amendment No. 3
                                      adopted September 29, 1988; incorporated by reference to Exhibit (10)(nn) to
                                      Form 10-K for the fiscal year ended September 30, 1989.

                                                                                                                       Page in
                                                                                                                       Form
                 Exhibit No.          Item                                                                             10-K
                 --------------------------------------------------------------------------------------------------------------
                 (10)(mm)             The Reynolds and Reynolds Company Salaried Retirement Plan, Amendment No. 4
                                      adopted January 3, 1989; incorporated by reference to Exhibit (10)(oo) to
                                      Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(nn)             The Reynolds and Reynolds Company Salaried Retirement Plan, Amendment No. 5
                                      adopted September 29, 1989; incorporated by reference to Exhibit (10)(pp) to
                                      Form 10-K for the fiscal year ended September 30, 1989.

                 (10)(oo)             The Reynolds and Reynolds Company Salaried Retirement Plan, Amendment No. 5-
                                      A (formerly Amendment No. 7), effective December 1, 1989; incorporated by reference to Exhibit (10)(qq) to Form 10-K for the fiscal year ended
                                      September 30, 1990.

                 (10)(pp)             The Reynolds and Reynolds Company Salaried Retirement Plan, Amendment No. 6
                                      adopted November 13, 1990; incorporated by reference to Exhibit (10)(rr) to
                                      Form 10-K for the fiscal year ended September 30, 1990.

                 (10)(qq)             The Reynolds and Reynolds Company Salaried Retirement Plan, Amendment No. 7
                                      adopted January 31, 1991; incorporated by reference to Exhibit (10)(pp) to
                                      Form 10-K for the fiscal year ended September 30, 1992.

                 (10)(rr)             The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and
                                      Reynolds Company Salaried Retirement Plan), Amendment No. 8 adopted November
                                      17, 1992; incorporated by reference to Exhibit (10)(qq) to Form 10-K for the fiscal year ended September 30, 1992.

                 (10)(ss)             The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and
                                      Reynolds Company Salaried Retirement Plan), Amendment No. 9 adopted August
                                      19, 1993; incorporated by reference to Exhibit (10)(rr) to Form 10-K for the fiscal year ended September 30, 1993.

                 (10)(tt)             The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and     57
                                      Reynolds Company Salaried Retirement Plan), Amendment No. 10 adopted June 1,
                                      1994.

                 (10)(uu)             The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan), effective November 1, 1983; incorporated by reference to
                                      Exhibit (10)(n) to Form 10-K for the fiscal year ended September 30, 1983.

                 (10)(vv)             The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) First and Second Amendments ratified on May 13, 1985;
                                      incorporated by reference to Exhibit (10)(x) to Form 10-K for the fiscal year ended September 30, 1985.

                 (10)(ww)             The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Third Amendment effective January 1, 1986; incorporated by reference to Exhibit (10)(bb) to Form 10-K for the fiscal year ended
                                      September 30, 1986.

                                                                                                                       Page in
                                                                                                                       Form
                 Exhibit No.          Item                                                                             10-K
                 --------------------------------------------------------------------------------------------------------------
                 (10)(xx)             The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Fourth Amendment adopted February 6, 1987; incorporated by reference to Exhibit  (10)(dd) to Form 10-K for the fiscal year ended
                                      September 30, 1987.

                 (10)(yy)             The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Fifth Amendment adopted February 9, 1987; incorporated by reference to Exhibit  (10)(ee) to Form 10-K for the fiscal year ended
                                      September 30, 1987.

                 (10)(zz)             The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Sixth Amendment adopted September 30, 1987; incorporated by reference to Exhibit  (10)(ff) to Form 10-K for the fiscal year ended
                                      September 30, 1987.

                 (10)(aaa)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Seventh Amendment adopted September 21, 1988; incorporated by reference to Exhibit (10)(xx) to Form 10-K for the fiscal year ended
                                      September 30, 1989.

                 (10)(bbb)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Eighth Amendment adopted January 6, 1989; incorporated by reference to Exhibit (10)(yy) to Form 10-K for the fiscal year ended
                                      September 30, 1989.

                 (10)(ccc)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Ninth Amendment adopted September 29, 1989; incorporated by reference to Exhibit (10)(zz) to Form 10-K for the fiscal year ended
                                      September 30, 1989.

                 (10)(ddd)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Tenth Amendment adopted December 15, 1989; incorporated by reference to Exhibit (10)(aaa) to Form 10-K for the fiscal year ended
                                      September 30, 1989.

                 (10)(eee)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Eleventh Amendment adopted May 7, 1990; incorporated by reference to Exhibit (10)(ccc) to Form 10-K for the fiscal year ended
                                      September 30, 1990.

                 (10)(fff)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Twelfth Amendment adopted July 24, 1990; incorporated by reference to Exhibit (10)(ddd) to Form 10-K for the fiscal year ended
                                      September 30, 1990.

                                                                                                                       Page in
                                                                                                                       Form
                 Exhibit No.          Item                                                                             10-K
                 --------------------------------------------------------------------------------------------------------------
                 (10)(ggg)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Thirteenth Amendment adopted November 13, 1990; incorporated by reference to Exhibit (10)(eee) to Form 10-K for the fiscal year ended
                                      September 30, 1990.

                 (10)(hhh)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Fourteenth Amendment adopted August 31, 1992; incorporated by reference to Exhibit (10)(eee) to Form 10-K for the fiscal year ended
                                      September 30, 1992.

                 (10)(iii)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Fifteenth Amendment adopted December 1, 1992; incorporated by reference to Exhibit (10)(fff) to Form 10-K for the fiscal year ended
                                      September 30, 1992.

                 (10)(jjj)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Sixteenth Amendment adopted February 25, 1993; incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended
                                      September 30, 1993.

                 (10)(kkk)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Seventeenth Amendment adopted February 26, 1993;
                                      incorporated by reference to Exhibit (10)(iii) to Form 10-K for the fiscal year ended September 30, 1993.

                 (10)(lll)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Eighteenth Amendment adopted November 3, 1993; incorporated by reference to Exhibit (10)(jjj) to Form 10-K for the fiscal year ended
                                      September 30, 1993.

                 (10)(mmm)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan
                                      ("401(k)" Plan) Nineteenth Amendment adopted December 14, 1993; incorporated by reference to Exhibit (10)(kkk) to Form 10-K for the fiscal year ended
                                      September 30, 1993.

                 (10)(nnn)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan         60
                                      ("401(k)" Plan) Twentieth Amendment adopted May 9, 1994.

                 (10)(ooo)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan         61
                                      ("401(k)" Plan) Twenty-First Amendment adopted  July 1, 1994.

                 (10)(ppp)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan         63
                                      ("401(k)" Plan) Twenty-Second Amendment adopted September 30, 1994.

                 (10)(qqq)            The Reynolds and Reynolds Company Tax Deferred Savings and Protection Plan         65
                                      ("401(k)" Plan) Twenty-Third Amendment adopted November 1, 1994.

                                                                                                                       Page in
                                                                                                                       Form
                 Exhibit No.          Item                                                                             10-K
                 --------------------------------------------------------------------------------------------------------------
                 (10)(rrr)            General Form of Deferred Compensation Agreement between the Company and each of the following officers; incorporated by reference to Exhibit (10)(p) to
                                      Form 10-K for the fiscal year ended September 30, 1983.

                                             Joseph N. Bausman, R. H. Grant, III, David R. Holmes, Dale L.
                                             Medford and Robert C. Nevin

                 (10)(sss)            Resolution of the Board of Directors and General Form of Amendment dated
                                      December 1, 1989 to the Deferred Compensation Agreements between the Company and each of the following officers; incorporated by reference to Exhibit
                                      (10)(fff) to Form 10-K for the fiscal year ended September 30, 1989.

                                             Joseph N. Bausman, R. H. Grant, III, David R. Holmes, Dale L.
                                             Medford and Robert C. Nevin

                 (10)(ttt)            General Form of Collateral Assignment Split-Dollar Insurance Agreement  and
                                      Policy and Non-Qualified Compensation and Disability Benefit Agreement
                                      between the Company and each of the following officers; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended
                                      September 30, 1985.

                                             Joseph N. Bausman, Michael J. Gapinski, R. H. Grant, III,
                                             David R. Holmes, Adam M. Lutynski, Dale L. Medford and Robert
                                             C. Nevin.

                 (10)(uuu)            Resolution of the Board of Directors and General Form of Amendment dated
                                      December 1, 1989 to the Non-Qualified Compensation and Disability Benefit
                                      between the Company and each of the following officers; incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended
                                      September 30, 1989.

                                             Joseph N. Bausman, Michael J. Gapinski, R. H. Grant, III,
                                             David R. Holmes, Adam M. Lutynski, Dale L. Medford and Robert
                                             C. Nevin.

                 (10)(vvv)            Agreement dated March 11, 1963, between the Company and Richard H. Grant,
                                      Jr., restricting transfer of Class B Common Stock of the Company;
                                      incorporated by reference to Exhibit 9 to Registration Statement No. 2-40237 on Form S-7.

                 (10)(www)            Amendment dated February 14, 1984 to Richard H. Grant, Jr.'s Agreement restricting transfer of Class B Common Stock of the Company dated March 11,
                                      1963; incorporated by reference to Exhibit (10)(u) to Form 10-K for the fiscal year ended September 30, 1984.

                 (10)(xxx)            Exchange Agreement dated May 29, 1992 among the Company, Norick Investment
                                      Company A Limited Partnership, Frances N. Lilly and Majorie K. Norick;
                                      incorporated by reference to Exhibit 2(b) to the Company's Registration
                                      Statement on Form S-3 filed with the Securities and Exchange Commission on
                                      June 11, 1992 (Registration Statement No. 33-48546).

                                                                                                                       Page in
                                                                                                                       Form
                 Exhibit No.          Item                                                                             10-K
                 --------------------------------------------------------------------------------------------------------------
                 (10)(yyy)            Exchange Agreement dated May 29, 1992 between the Company and Third
                                      Generation Leasing Company; incorporated by reference to Exhibit 2(c) to the
                                      Company's Registration Statement on Form S-3 filed with the Securities and
                                      Exchange Commission on June 11, 1992 (Registration Statement No. 33-48546).


                 (11)                 Not applicable.

                 (12)                 Not applicable.

                 (13)                 Not applicable.

                 (18)                 Not applicable

                 (21)                 List of subsidiaries                                                               66

                 (22)                 Not applicable

                 (23)                 Consent of Independent Auditors                                                    20

                 (24)                 Not applicable

                 (27)                 Financial Data Schedule

                 (28)                 Not applicable

                 (99)                 Not applicable