Form 10-Q
period 1994-12-31
REYNOLDS & REYNOLDS CO
filed 1995-02-10
CIK 83588

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             DECEMBER 31, 1994
                               -----------------------------------------------

                                      OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________________ to _____________________


Commission file number  0-132
                       -----------------------------------------------------


                      THE REYNOLDS AND REYNOLDS COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Ohio                                             31-0421120
- --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


  115 South Ludlow Street, Dayton, Ohio                         45402
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code      (513) 443-2000
                                                   -----------------------------

                                     None
- --------------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 7, 1994:


  Class A Common shares, 41,003,897 net of 5,216,145 treasury shares;

  Class B Common shares, 10,000,000.

                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES

                                                         TABLE OF CONTENTS


                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Consolidated Income (Unaudited)
         Three Months Ended December 31, 1994 and 1993                                                  3

         Condensed Consolidated Balance Sheets (Unaudited)
         December 31, 1994 and September 30, 1994                                                       4

         Statements of Consolidated Cash Flows (Unaudited)
         Three Months Ended December 31, 1994 and 1993                                                  5

         Notes to Consolidated Financial Statements (Unaudited)                                         6

         Independent Accountants' Review Report                                                         9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         Three Months Ended December 31, 1994 and 1993                                                 10




PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                              14



SIGNATURES                                                                                             15

                                                  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                                           STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                                       FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                               (In thousands except per share data)



                                                                                         1994                1993
                                                                                     --------            --------
Net Sales and Revenues:
  Information systems:
    Products                                                                         $142,362            $132,885
    Services                                                                           61,237              54,947
                                                                                     --------            --------

    Total information systems                                                         203,599             187,832

  Financial services                                                                    5,100               4,810
                                                                                     --------            --------

  Total net sales and revenues                                                        208,699             192,642
                                                                                     --------            --------

Costs and Expenses:
  Information systems:
    Cost of sales:
      Products                                                                         82,294              80,820
      Services                                                                         25,464              23,019
                                                                                     --------            --------

      Total cost of sales                                                             107,758             103,839
                                                                                     --------            --------

    Selling, general and administrative expenses                                       65,866              62,160
                                                                                     --------            --------

  Financial services                                                                    2,035               1,462
                                                                                     --------            --------

  Total costs and expenses                                                            175,659             167,461
                                                                                     --------            --------


Operating Income                                                                       33,040              25,181
                                                                                     --------            --------

Other Charges (Income):
  Interest expense                                                                        818                 863
  Interest income                                                                        (433)               (305)
  Other                                                                                  (214)               (130)
                                                                                     --------            --------

  Total other charges                                                                     171                 428
                                                                                     --------            --------

Income Before Income Taxes                                                             32,869              24,753
Provision for Income Taxes                                                             13,980              10,344
                                                                                     --------            --------

Net Income                                                                           $ 18,889            $ 14,409
                                                                                     ========            ========

Earnings Per Common Share                                                                $.44                $.33
                                                                                         ====                ====

Average Number of Common Shares Outstanding                                            42,736              43,679
                                                                                       ======              ======

Cash Dividends Declared Per Common Share                                                 $.10               $.075
                                                                                         ====               =====

See Independent Accountants' Review Report and Notes to Consolidated Financial Statements.

                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                             DECEMBER 31, 1994 AND SEPTEMBER 30, 1994
                                                          (In thousands)
                                                                                     12/31/94               9/30/94
                                                                                     ---------             --------
INFORMATION SYSTEMS ASSETS
Current Assets:
  Cash and equivalents                                                               $  7,264              $ 20,230
                                                                                     --------              --------
  Accounts receivable (less allowance for doubtful accounts:
     12/31/94----$2,660; 9/30/94----$2,683)                                           100,870               101,872
                                                                                     --------              --------
  Inventories:
     Finished products                                                                 31,674                31,027
     Work in process                                                                    1,867                 1,720
     Raw materials and supplies                                                         5,035                 4,527
                                                                                     --------              --------

     Total inventories                                                                 38,576                37,274
                                                                                     --------              --------

  Deferred income taxes                                                                 8,758                 8,832
                                                                                     --------              --------

  Prepaid expenses and other assets                                                     7,629                 7,308
                                                                                     --------              --------

  Total current assets                                                                163,097               175,516
                                                                                     --------              --------

Property, Plant and Equipment                                                         262,163               260,852
Less Accumulated Depreciation                                                         143,554               143,367
                                                                                     --------              --------

Net Property, Plant and Equipment                                                     118,609               117,485
                                                                                     --------              --------

Intangible Assets - Net:
  Goodwill                                                                             86,143                78,277
  Software licensed to customers                                                       14,004                14,413
  Other                                                                                10,114                10,816
                                                                                     --------              --------

  Total intangible assets                                                             110,261               103,506
                                                                                     --------              --------

Other Assets                                                                           34,976                34,085
                                                                                     --------              --------

Total Information Systems Assets                                                      426,943               430,592
                                                                                     --------              --------

FINANCIAL SERVICES ASSETS
Finance Receivables - Net                                                             218,928               202,620
Cash and Other Assets                                                                   1,185                 1,487
                                                                                     --------              --------

Total Financial Services Assets                                                       220,113               204,107
                                                                                     --------              --------

TOTAL ASSETS                                                                         $647,056              $634,699
                                                                                     ========              ========


INFORMATION SYSTEMS LIABILITIES
Current Liabilities:
  Current portion of long-term debt                                                  $    293              $    287
  Notes payable                                                                         3,500
  Accounts payable                                                                     31,297                33,193
  Accrued liabilities                                                                  63,505                56,559
                                                                                     --------              --------

  Total current liabilities                                                            98,595                90,039

Long-Term Debt                                                                         40,955                41,014
Retirement and Other Liabilities                                                       51,137                52,417
                                                                                     --------              --------

Total Information Systems Liabilities                                                 190,687               183,470
                                                                                     --------              --------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                         109,712               104,363
Deferred Income Taxes                                                                  53,904                51,602
Other Liabilities                                                                       2,297                 2,225
                                                                                     --------              --------

Total Financial Services Liabilities                                                  165,913               158,190
                                                                                     --------              --------

SHAREHOLDERS' EQUITY
Capital Stock:
  Preferred
  Class A common                                                                       25,651                26,067
  Class B common                                                                          313                   313
Additional Paid-In Capital                                                              2,974                 2,557
Other Adjustments                                                                      (3,314)              (2,566)
Retained Earnings                                                                     264,832               266,668
                                                                                     --------              --------

Total Shareholders' Equity                                                            290,456               293,039
                                                                                     --------              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $647,056              $634,699
                                                                                     ========              ========

See Independent Accountants' Review Report and Notes to Consolidated Financial Statements.

                                        THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                                         STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                       FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                                          (In thousands)


                                                                                           1994                  1993
                                                                                        -------               -------
INFORMATION SYSTEMS
Cash Flows Provided by Operating Activities                                             $19,615               $14,420
                                                                                        -------               -------

Cash Flows Provided by (Used for) Investing Activities:
  Acquisitions                                                                          (11,543)
  Capital expenditures                                                                   (6,449)               (4,421)
  Net proceeds from sales of assets                                                         871                   259
  Capitalization of software licensed to customers                                         (395)                 (567)
  Repayments from (advances to) financial services                                       (1,166)                  245
                                                                                        -------                ------

  Net cash used for investing activities                                                (18,682)               (4,484)
                                                                                        -------                ------

Cash Flows Provided by (Used for) Financing Activities:
  Additional borrowings                                                                   3,500
  Principal payments on debt                                                                (53)
  Capital stock issued                                                                      402                   801
  Capital stock repurchased                                                             (16,997)               (2,246)
                                                                                        -------               -------

  Net cash used for financing activities                                                (13,148)               (1,445)
                                                                                        -------               -------

Effect of Exchange Rate Changes on Cash                                                    (751)                  145
                                                                                        -------               -------

Increase (Decrease) in Cash and Equivalents                                             (12,966)                8,636
Cash and Equivalents, Beginning of Period                                                20,230                 9,437
                                                                                        -------               -------

Cash and Equivalents, End of Period                                                     $ 7,264               $18,073
                                                                                        =======               =======


FINANCIAL SERVICES
Cash Flows Provided by Operating Activities                                             $ 3,047               $ 3,436
                                                                                        -------               -------

Cash Flows Provided by (Used for) Investing Activities:
  Finance receivables originated                                                        (24,764)              (16,328)
  Collections on finance receivables                                                     14,862                12,663
                                                                                        -------               -------

  Net cash used for investing activities                                                 (9,902)               (3,665)
                                                                                        -------               -------

Cash Flows Provided by (Used for) Financing Activities:
  Additional borrowings                                                                  12,350                 7,900
  Principal payments on debt                                                             (7,000)               (5,813)
  Advances from (repayments to) information systems                                       1,166                  (245)
                                                                                        -------               -------

  Net cash provided by financing activities                                               6,516                 1,842
                                                                                        -------               -------

Increase (Decrease) in Cash and Equivalents                                                (339)                1,613
Cash and Equivalents, Beginning of Period                                                 1,200                   996
                                                                                        -------               -------

Cash and Equivalents, End of Period                                                     $   861               $ 2,609
                                                                                        =======               =======

See Independent Accountants' Review Report and Notes to Consolidated Financial Statements.

              THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (Dollars in thousands except per share data)




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying consolidated financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the financial position (unaudited) of the company as of December 31, 1994 and September 30, 1994, the results of operations (unaudited) for the three months ended December 31, 1994 and 1993 and cash flows (unaudited) for the three months ended December, 1994 and 1993.


(2)      BUSINESS FORMS RESTRUCTURING

During the third quarter of fiscal year 1994, the company recorded a restructuring charge of $12,400 for costs to be incurred in the disposal of part of its stock tab product line and the consolidation of certain custom business forms printing operations. The company discontinued the manufacture of certain low-margin stock tab products and closed its Chambersburg, Pennsylvania plant. To facilitate this process, the company sold a minority interest in a subsidiary to Willamette Industries Inc. Willamette, based in Oregon, is a forest products company and a leading supplier of stock tab products. Willamette and the company jointly owned and operated this subsidiary during the transition of manufacturing operations to ensure continuous quality customer service. During the first quarter of fiscal year 1995, the company liquidated this subsidiary with no effect on net income.

In addition to closing several distribution facilities and sales offices, the company also closed its custom business forms plant in Chestertown, Maryland and consolidated operations primarily into its Hagerstown, Maryland plant.

Significant components of the restructuring charge are included in the following table.


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
                                                                =======

The severance and outplacement accruals represent benefits for 288 employees, comprised principally of manufacturing employees and some sales and administrative employees. Through December 31, 1994, 274 employees were terminated and $2,587 of severance and outplacement benefits were paid.


(3)      BUSINESS COMBINATIONS

On November 1, 1994, the company acquired substantially all assets and assumed certain liabilities of privately owned PD Medical Systems of Portland, Oregon for $7,472 of cash. PD Medical Systems, a provider of information management systems to medical practices, has annual revenues of about $8,000.

On December 2, 1994, the company acquired most of the assets of Transkrit Corporation's Pegboard and Flat Division for $4,071 of cash. Assets acquired were Transkrit's wholesale pegboard customer list, certain printing equipment and inventories for pegboard and related products. Transkrit's Pegboard and Flat Division has annual sales of about $7,000.

These business combinations were accounted for as purchases and were financed with internally generated cash. The accounts of acquired businesses were included in the company's financial statements since their respective acquisition dates.

In January 1995, the company completed the acquisition of Service Systems Enterprises Inc., a Chicago-based provider of highly targeted direct marketing services to automobile dealerships. Service Systems Enterprises has annual sales of about $8,000.


(4)      CASH FLOW STATEMENTS

The following supplemental information has been presented to aid in the analysis of the statements of consolidated cash flows for the three months ended December 31, 1994 and 1993.


                                                                                       1994              1993
                                                                                    -------           -------
INFORMATION SYSTEMS
Cash flows provided by (used for) operating activities:
  Net income                                                                        $17,045           $12,402
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amoritization                                                    8,154             7,608
    Deferred income taxes                                                              (219)           (1,367)
    Deferred income taxes transferred to
      financial services                                                              1,120               960
    Loss on sales of assets                                                              38               271
    Changes in operating assets and liabilities:
      Accounts receivable                                                            (3,995)              146
      Inventories                                                                    (1,021)           (2,052)
      Prepaid expenses and other assets                                                (193)           (1,000)
      Intangible and other assets                                                      (546)              150
      Accounts payable                                                               (2,127)            1,323
      Accrued liabilities                                                             2,313            (4,197)
      Other liabilities                                                                (954)              176
                                                                                    -------           -------
  Net cash provided by operating activities                                         $19,615           $14,420
                                                                                    =======           =======

Income taxes paid                                                                    $8,418            $5,878
                                                                                     ======            ======

Interest paid                                                                           $16              $101
                                                                                        ===              ====

FINANCIAL SERVICES
Cash flows provided by (used for) operating activities:
  Net income                                                                         $1,844            $2,007
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income taxes                                                             2,302             1,516
    Deferred income taxes transferred from
      information systems                                                            (1,120)             (960)
    Changes in receivables, other assets and other
      liabilities                                                                        21               873
                                                                                     ------            ------
  Net cash provided by operating activities                                          $3,047            $3,436
                                                                                     ======            ======

Income taxes paid                                                                       $13               $34
                                                                                        ===               ===

Interest paid                                                                        $1,560            $1,211
                                                                                     ======            ======


On November 14, 1994, the company's Board of Directors raised the quarterly dividend to $.10 per Class A common share, which was paid on January 13, 1995. Dividends declared but not paid as of December 31, 1994 and 1993, were not included in the statements of consolidated cash flows. Cash dividends paid in January 1995 and 1994 were $4,183 and $3,225 respectively.

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

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a record of decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. The company believes it is a minor participant, and has accrued its estimated share of response costs as of December 31, 1994. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During the quarter ended June 30, 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. The company has accrued its estimated share of response costs of $2,500 as of December 31, 1994. Management believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

In January, 1994, by means of a special notice letter, the EPA notified the company that it was considered to be one of more than three hundred PRPs at a former drum reconditioning facility. A remedial investigation and feasibility study is complete. A record of decision has been issued, and a statement of work for the remedial design and remedial action is in circulation. The company was unable to substantiate any previous involvement with the facility and believes that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the financial statements.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors,
The Reynolds and Reynolds Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of December 31, 1994, and the related statements of consolidated income for the three months ended December 31, 1994 and 1993 and consolidated cash flows for the three months ended December 31, 1994 and 1993. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of September 30, 1994 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 14, 1994, we expressed an unqualified opinion. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP
Dayton, Ohio
February 7, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                 (Dollars in thousands except per share data)

SIGNIFICANT EVENTS
BUSINESS COMBINATIONS
During the first quarter of fiscal year 1995, the company acquired PD Medical Systems and Transkrit Corporation's Pegboard and Flat Division. The effects on first quarter sales and net income were not material. In January 1995, the company completed the acquisition of Service Systems Enterprises Inc. See
Note 3 to the Consolidated Financial Statements for additional disclosures about the company's business combinations.

STOCK SPLIT
On February 17, 1994, the board of directors approved a two-for-one common stock split. This split was the second such split since November 1992 and the sixth split since the company's initial public offering in 1961. See
Note 5 to the Consolidated Financial Statements for additional disclosures regarding the stock split.

BUSINESS FORMS RESTRUCTURING
During the third quarter of fiscal year 1994, the company recorded a $12,400 restructuring charge for costs incurred in the disposal of part of its stock tab product line and the consolidation of certain custom business forms printing operations. As part of the restructuring, the company sold a minority interest in a subsidiary to Willamette Industries Inc. During the first quarter of fiscal year 1995, the company liquidated this subsidiary with no effect on net income. Through December 31, 1994, 95% of the positions accrued for in the restructuring have been eliminated. Operating income for the general printing business improved $1,125 over last year's first quarter. The general printing business remained on track to achieve the anticipated $4,300 annual improvement in operating income. See Note 2 to the Consolidated Financial Statements for additional disclosures related to the restructuring.

RESULTS OF OPERATION
CONSOLIDATED
Consolidated net sales and revenues increased $16,057 or 8% to an all-time quarterly record of $208,699 primarily because computer systems revenues increased $13,129. The net effect of 1994 and 1995 divestitures and acquisitions was to reduce revenues $2,206. Excluding 1994 and 1995 revenues from divestitures and acquisitions, revenues increased 11% over last year.

Consolidated operating income of $33,040 represented an increase of $7,859 or 31% over last year. Operating income increased 41% for computer systems and 31% for business forms while financial services declined $283. As a percentage of sales, operating income was 16% compared to 13% last year.

The effective income tax rate was 42.5% compared to 41.8% last year. The effective income tax rate increased over last year because of the increase in non-deductible goodwill associated with 1994 acquisitions and the effects of tax law changes.

Net income of $18,889 increased $4,480 or 31% and earnings per common share of $.44 increased 33% in the first quarter. Earnings per share increased faster than net income because of share repurchases which reduced outstanding shares.

Annualized return on average shareholders' equity was 24.1% compared to 20.2% last year.

COMPUTER SYSTEMS (excluding financial services)
Computer systems revenues increased $13,129 or 15% as strong growth in automotive computers exceeded sales lost from the 1994 sale of the French subsidiary. Automotive computer systems sales increased because the number of ERA computer systems sold increased over 20% and related recurring service revenues grew substantially. Recurring service revenues continued to grow because strong computer systems sales increased the number of software applications supported. These recurring service revenues result from monthly billings for technical support, software updates and hardware maintenance that allow customers to maximize the value of their computer systems. The automotive computer systems order backlog remained very strong at December 31, 1994 and should support continued strong sales in the second quarter. Healthcare computer systems sales rose 61% with about half of the growth resulting from the November 1994 PD Medical Systems acquisition. The remainder of the healthcare sales increase was attributable to improved systems sales as a result of the higher year-end order backlog. The December 31, 1994 order backlog for healthcare systems remained substantially higher than last year.

Computer systems operating income grew $5,520 or 41% to $18,896 because of the sales increase, gross margin improvement and strong cost control. Gross profit was 47.4% of revenues compared to 46.4% last year. Gross profit improved because of a continuation of the improved productivity experienced in the second half of 1994 when a group of employees completed training and increased the computer installation rate. Selling, general and administrative (SG&A) expenses increased 6% on a sales increase of 15% and declined to 28.6% of sales compared to 31.1% last year. Operating income represented 19% of revenues, compared to 15% last year. Virtually all operating income was generated by automotive computers as healthcare computer systems operated at near breakeven because of expenses associated with the PD Medical Systems acquisition and the formation of the consolidated healthcare systems group.

BUSINESS FORMS
Business forms net sales increased $2,638 or 3% because of growth in automotive forms sales. The net effect of acquisitions and divestitures was slightly negative as the effect of acquisitions was offset by the 1994 stock tab divestiture. Automotive forms sales grew 15% over last year because of the 1994 Law Printing acquisition, higher sales volume and price increases. The company raised prices to keep pace with rising paper costs. General printing sales were relatively flat as sales increases from new business and the 1994 Formcraft acquisition were offset by the 1994 stock tab divestiture.

Business forms operating income increased $2,622 or 31% compared to last year. This strong improvement occurred on relatively modest sales growth because of significant improvement in gross profit margins. Gross profit, as a percentage of sales, was 46.8% compared to 43.3% last year. Most of this improvement occurred as a result of the 1994 general printing restructuring that increased productivity and reduced operating costs. Also contributing to the improved gross profit percentage was growth of higher margin automotive forms sales, which represented a greater percentage of the revenue mix. Recently the company has experienced significant increases in the cost of paper. Rising paper costs have also increased LIFO inventory expense adjustments by $950 over last year. The company has been able to offset these cost increases by passing costs through to customers and improving productivity. SG&A expenses have increased 6% over last year and risen to 36.0% of sales compared to 34.9% last year. The SG&A expense increase, as a percentage of sales, resulted primarily from a change in the sales mix from the 1994 general printing restructuring. General printing's divested low margin stock tab sales also had relatively low SG&A expenses. Operating income represented 11% of sales, compared to 8% last year. Automotive forms continued to be the largest profit contributor in this segment. General printing's percentage of total operating income increased over last year as operating income increased $1,125.

FINANCIAL SERVICES
Financial services revenues increased $290 in the first quarter as interest income increased 11%. Interest income grew because finance receivables increased 24% over last year as a result of strong computer systems sales. Interest income did not increase as rapidly as finance receivables because interest rates on new receivables were lower on average than interest rates on maturing receivables. Financial services operating income declined $283 from last year primarily because last year's income included a $250 positive adjustment from the allowance for losses.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. During the first quarter of fiscal year 1995 the company entered into a $10,000 interest rate ceiling agreement to limit interest rate exposure on new variable rate debt. The company believes it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems strong cash flow from operating activities of $19,615 resulted from record quarterly net income. The company invested this cash in working capital, acquisitions and capital expenditures. Working capital increased primarily because of increased accounts receivable and inventories resulting from record sales. During the first quarter of fiscal year 1995, the company acquired PD Medical Systems for $7,472 and Transkrit Corporation's Pegboard and Flat Division for $4,071. See Note 3 to the Consolidated Financial Statements for additional information regarding these acquisitions. Capital expenditures of $6,449 occurred in the normal course of business. The company also returned cash to shareholders by repurchasing $16,997 of capital stock. See the shareholders' equity caption of this analysis for a discussion of share repurchases and dividends.

Financial services operating cash flow and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 13.3% at December 31, 1994 and 12.4% at September 30, 1994. In December 1994, information systems borrowed $3,500 using existing revolving credit agreements. The company expects to repay this short-term borrowing during its second fiscal quarter. Remaining credit available under existing revolving credit agreements was $40,000 at December 31, 1994. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. It is expected that cash balances and internally generated cash will be sufficient to fund 1995 normal operations, which include anticipated capital expenditures of about $30,000.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of February 7, 1995, none of these preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1994, the board of directors increased the quarterly dividend to $.10 per Class A common share, an increase of 18%. This increase followed increases of 13% in February 1994 and 15% in November 1993. The company has increased cash dividends per share eight times since 1989 and paid dividends each year since the company's initial public offering in 1961.

During the first quarter of fiscal year 1995, the company repurchased 727,600 Class A common shares for $16,997, an average price of $23.36 per share. The company could repurchase an additional 1,198,200 Class A common shares under existing board resolutions as of December 31, 1994.

ENVIRONMENTAL MATTERS
See Note 6 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

              (27) Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE REYNOLDS AND REYNOLDS COMPANY



Date  February 7, 1995              /S/David R. Holmes
     -------------------            ------------------------------------------
                                    David R. Holmes, Chairman, President
                                    and Chief Executive Officer



Date  February 7, 1995              /S/Dale L. Medford
     -------------------            ------------------------------------------
                                    Dale L. Medford, Vice President,
                                    Corporate Finance and Chief Financial
                                    Officer