Form 10-Q
period 1995-03-31
REYNOLDS & REYNOLDS CO
filed 1995-05-15
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1995

                                     0-132
                            (Commission file number)


                       THE REYNOLDS AND REYNOLDS COMPANY
             (Exact name of registrant as specified in its charter)



                          OHIO                                                            31-0421120
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)



                  115 SOUTH LUDLOW STREET, DAYTON, OHIO 45402
                    (Address of principal executive offices)


                                 (513) 443-2000
                        (Registrant's telephone number)


                                      NONE
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

As of May 10, 1995, the number of Class A common shares outstanding was 41,047,795 and the number of Class B common shares outstanding was 10,000,000.

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Consolidated Income
             For the Three and Six Months Ended March 31, 1995 and 1994             3

             Condensed Consolidated Balance Sheets
             As of March 31, 1995 and September 30, 1994                            4

             Condensed Statements of Consolidated Cash Flows
             For the Six Months Ended March 31, 1995 and 1994                       5

             Notes to Condensed Consolidated Financial Statements                   6

             Independent Accountants' Review Report                                 8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             For the Three and Six Months Ended March 31, 1995 and 1994             9


PART II.     OTHER INFORMATION

Item 4.      Results of Votes of Security Holders                                  12

Item 6.      Exhibits and Reports on Form 8-K                                      12


SIGNATURES                                                                         13


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                      (In thousands except per share data)


                                                             Three Months                   Six Months
                                                         1995            1994         1995             1994
                                                       --------        --------     --------         --------
Net Sales and Revenues
  Information systems
     Products                                          $158,196        $144,808     $300,557         $277,693
     Services                                            64,942          55,836      126,180          110,783
                                                       --------        --------     --------         --------
     Total information systems                          223,138         200,644      426,737          388,476
  Financial services                                      5,380           4,815       10,480            9,625
                                                       --------        --------     --------         --------
  Total net sales and revenues                          228,518         205,459      437,217          398,101
                                                       --------        --------     --------         --------
Costs and Expenses
  Information systems
     Cost of sales
       Products                                          93,623          86,247      175,916          167,068
       Services                                          26,768          25,198       52,233           48,216
                                                       --------        --------     --------         --------
       Total cost of sales                              120,391         111,445      228,149          215,284
     Selling, general and administrative expenses        72,554          65,770      138,420          127,930
  Financial services                                      2,131           1,495        4,166            2,957
                                                       --------        --------     --------         --------
  Total costs and expenses                              195,076         178,710      370,735          346,171
                                                       --------        --------     --------         --------

Operating Income                                         33,442          26,749       66,482           51,930
                                                       --------        --------     --------         --------
Other Charges (Income)
  Interest expense                                          970             899        1,788            1,762
  Interest income                                          (289)           (310)        (722)            (615)
  Other                                                    (736)           (222)        (950)            (352)
                                                       --------        --------     --------         --------
  Total other charges (income)                              (55)            367          116              795
                                                       --------        --------     --------         --------

Income Before Income Taxes                               33,497          26,382       66,366           51,135
Provision For Income Taxes                               14,167          10,913       28,147           21,257
                                                       --------        --------     --------         --------
Net Income                                              $19,330         $15,469      $38,219          $29,878
                                                       ========         =======      =======          =======

Earnings Per Common Share                                 $0.46           $0.35        $0.90            $0.68
                                                       ========         =======      =======          =======

Average Number of Common Shares Outstanding              42,185          44,309       42,464           43,990
                                                       ========         =======      =======          =======

Cash Dividends Declared Per Common Share                  $0.10          $0.085        $0.20            $0.16
                                                       ========         =======      =======          =======



See Independent Accountants' Review Report and Notes to Condensed Consolidated Financial Statements.

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1995 AND SEPTEMBER 30, 1994
                                 (In thousands)



                                                                      3/31/95          9/30/94
                                                                      -------          -------
INFORMATION SYSTEMS ASSETS
Current Assets

  Cash and equivalents                                                 $4,342          $20,230
  Accounts receivable                                                 106,123          101,872
  Inventories                                                          39,730           37,274
  Other current assets                                                 16,649           16,140
                                                                     --------         --------
  Total current assets                                                166,844          175,516
Property, Plant and Equipment, less accumulated depreciation of
  $145,512 in 1995 and $143,367 in 1994                               119,340          117,485
Goodwill                                                               89,018           78,277
Other Intangible Assets                                                27,975           25,229
Other Assets                                                           38,765           34,085
                                                                     --------         --------
Total Information Systems Assets                                      441,942          430,592
                                                                     --------         --------
FINANCIAL SERVICES ASSETS
Finance Receivables                                                   235,373          202,620
Cash and Other Assets                                                   2,142            1,487
                                                                     --------         --------
Total Financial Services Assets                                       237,515          204,107
                                                                     --------         --------

TOTAL ASSETS                                                         $679,457         $634,699
                                                                     ========         ========
INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                                   102,928           90,039
Long-Term Debt                                                         41,809           41,014
Other Liabilities                                                      51,696           52,417
                                                                     --------         --------
Total Information Systems Liabilities                                 196,433          183,470
                                                                     --------         --------
FINANCIAL SERVICES LIABILITIES
Notes Payable                                                         117,862          104,363
Other Liabilities                                                      60,459           53,827
                                                                     --------         --------
Total Financial Services Liabilities                                  178,321          158,190
                                                                     --------         --------

SHAREHOLDERS' EQUITY
Capital Stock                                                          25,961           26,380
Additional Paid-In Capital                                              3,094            2,557
Other Adjustments                                                      (3,261)          (2,566)
Retained Earnings                                                     278,909          266,668
                                                                     --------         --------
Total Shareholders' Equity                                            304,703          293,039
                                                                     --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $679,457         $634,699
                                                                     ========         ========




See Independent Accountants' Review Report and Notes to Condensed Consolidated Financial Statements.

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (In thousands)


                                                                   1995             1994
                                                                  -------          -------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                       $39,296          $18,930
                                                                  -------          -------
Cash Flows Provided By (Used For) Investing Activities
  Business combinations                                           (17,406)          (4,895)
  Capital expenditures                                            (12,649)          (9,231)
  Net proceeds from asset sales                                     2,510              794
  Capitalization of software licensed to customers                 (1,078)          (1,541)
  Repayments from (advances to) financial services                 (7,038)             440
                                                                  -------          -------
  Net cash flows used for investing activities                    (35,661)         (14,433)
                                                                  -------          -------

Cash Flows Provided By (Used For) Financing Activities
  Additional borrowings                                             3,754            2,675
  Principal payments on debt                                         (846)            (641)
  Cash dividends paid                                              (4,183)          (3,225)
  Capital stock issued                                                582            1,317
  Capital stock repurchased                                       (18,127)          (7,944)
                                                                  -------          -------
  Net cash flows used for financing activities                    (18,820)          (7,818)
                                                                  -------          -------

Effect of Exchange Rate Changes on Cash                              (703)            (499)
                                                                  -------          -------
Decrease in Cash and Equivalents                                  (15,888)          (3,820)
Cash and Equivalents, Beginning of Period                          20,230            9,437
                                                                  -------          -------
Cash and Equivalents, End of Period                                $4,342           $5,617
                                                                  =======          =======

FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                        $6,567           $5,359
                                                                  -------          -------
Cash Flows Provided By (Used For) Investing Activities
  Finance receivables originated                                  (57,315)         (32,963)
  Collections on finance receivables                               30,644           27,927
                                                                  -------          -------
  Net cash flows used for investing activities                    (26,671)          (5,036)
                                                                  -------          -------
Cash Flows Provided By (Used For) Financing Activities
  Additional borrowings                                            28,300           11,900
  Principal payments on debt                                      (14,801)         (12,050)
  Advances from (repayments to) information systems                 7,038             (440)
                                                                  -------          -------
  Net cash flows provided by (used for) financing activities       20,537             (590)
                                                                  -------          -------

Increase (Decrease) in Cash and Equivalents                           433             (267)
Cash and Equivalents, Beginning of Period                           1,200              996
                                                                  -------          -------
Cash and Equivalents, End of Period                                $1,633             $729
                                                                  =======          =======



See Independent Accountants' Review Report and Notes to Condensed Consolidated Financial Statements.

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 1994, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  BUSINESS FORMS RESTRUCTURING
During the third quarter of fiscal year 1994, the company recorded a restructuring charge of $12,400 for costs to be incurred in the disposal of part of its stock tab computer paper product line and the consolidation of certain custom business forms printing operations. The company discontinued the manufacture of certain low-margin stock tab computer paper products and closed its Chambersburg, Pennsylvania plant. To facilitate this process, the company sold a minority interest in a subsidiary to Willamette Industries Inc. Willamette, based in Oregon, is a forest products company and a leading supplier of stock tab products. Willamette and the company jointly owned and operated this subsidiary during the transition of manufacturing operations to ensure continuous quality customer service. During the first quarter of fiscal year 1995, the company liquidated this subsidiary with no effect on net income.

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
                                                  =======

The severance and outplacement accruals represent benefits for 288 employees, comprised principally of manufacturing employees and some sales and administrative employees. Through March 31, 1995, 276 employees were terminated and $2,829 of severance and outplacement benefits were paid.

(3)  BUSINESS COMBINATIONS
On November 1, 1994, the company acquired substantially all assets and assumed certain liabilities of privately owned PD Medical Systems of Portland, Oregon for $7,472 of cash. PD Medical Systems, a provider of information management systems to medical practices, has annual revenues of about $8,000.

On December 2, 1994, the company acquired most of the assets of Transkrit Corporation's Pegboard and Flat Division for $4,468 of cash. Assets acquired were Transkrit's wholesale pegboard customer list, certain printing equipment and inventories for pegboard and related products. Transkrit's Pegboard and Flat Division has annual sales of about $7,000.

On January 26, 1995, the company purchased substantially all assets and assumed certain liabilities of Service Systems Enterprises Inc. (SSEI) for $4,638 of cash and $4,000 of notes. SSEI, a provider of highly targeted direct marketing services to automobile dealerships, has annual sales of about $8,000.

These business combinations were accounted for as purchases and the accounts of acquired businesses were included in the company's financial statements since their respective acquisition dates. Goodwill resulting from these acquisitions is being amortized over five to twenty years. The acquisitions were funded through a combination of internally generated cash and short-term debt.

(4)  CONTINGENCIES
The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at three environmental remediation sites. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability.

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a record of decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. The company believes it is a minor participant, and has accrued its estimated share of response costs as of March 31, 1995. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During the quarter ended June 30, 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. The company has accrued its estimated share of response costs of $2,500 as of March 31, 1995. Management believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors,
The Reynolds and Reynolds Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of March 31, 1995, and the related statements of consolidated income for the three and six months ended March 31, 1995 and 1994 and condensed consolidated cash flows for the six months ended March 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

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





DELOITTE & TOUCHE LLP
Dayton, Ohio
May 11, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                  (Dollars in thousands except per share data)


SIGNIFICANT EVENTS
BUSINESS COMBINATIONS
During the first six months of fiscal year 1995, the company completed several business combinations. See Note 3 to the Consolidated Financial Statements for disclosures about these business combinations.

BUSINESS FORMS RESTRUCTURING
During the third quarter of fiscal year 1994, the company recorded a $12,400 restructuring charge for costs incurred in the disposal of part of its stock tab computer paper product line and the consolidation of certain custom business forms printing operations. Through March 31, 1995, 96% of the positions accrued for in the restructuring have been eliminated. Year-to-date, operating income for forms management services and custom printing improved $4,000 over last year, in part, because of cost savings from the restructuring. It is now estimated that operating income will improve significantly more than the $4,300 originally anticipated for the full year. See Note 2 to the Consolidated Financial Statements for additional disclosures related to the restructuring.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY
Consolidated net sales and revenues increased $23,059 or 11% in the second quarter as computer systems revenues grew 17% and business forms sales rose 6%. Second quarter sales of $228,518 were a record for any quarterly period in the company's history. For the six months ended March 31, 1995, consolidated net sales and revenues increased $39,116 or 10% as computer systems revenues grew 16% and business forms sales rose 5%. The net effect of 1994 and 1995 divestitures and acquisitions was to reduce consolidated revenues $3,486 in the second quarter and $5,692 through six months. Excluding the effect of divestitures and acquisitions, consolidated revenues increased over last year by 14% in the quarter and 12% year-to-date.

Consolidated operating income of $33,442 in the second quarter represented an increase of $6,693 or 25% over last year as operating income rose 21% for computer systems and 38% for business forms. Consolidated operating income was 15% of revenues in the second quarter compared to 13% last year. Year-to-date, consolidated operating income increased $14,552 or 28% as both computer systems and business forms grew over 30% while financial services declined slightly.
As a percentage of sales, year-to-date consolidated operating income was 15% compared to 13% last year.

Other income increased over last year for both the second quarter and six months primarily because of the January 1995 sale of a healthcare service bureau operation which resulted in a $400 pre-tax gain.

The year-to-date effective income tax rate was 42.4% compared to 41.6% last year. The effective income tax rate increased over last year because of the increase in non-deductible goodwill associated with acquisitions and the effects of tax law changes.

Net income of $19,330 increased $3,861 or 25% and earnings per common share of $.46 increased 31% in the second quarter. Year-to-date net income grew $8,341 or 28% while earnings per share rose 32%. The earnings per share percentage increase was greater than net income's because of share repurchases which reduced outstanding shares. Annualized return on average shareholders' equity was 24.4% compared to 20.7% last year.

COMPUTER SYSTEMS (excluding financial services)
Computer systems second quarter revenues of $104,135 increased $15,310 or 17% and six months revenues of $204,545 grew $28,439 or 16% as strong growth in automotive computers exceeded sales lost from the 1994 sale of the French subsidiary. Automotive computer systems sales grew for both the quarter and six months because the number of ERA computer systems sold increased more than 30% and related recurring service revenues also grew substantially. Recurring service revenues continued to grow because strong computer systems sales increased the number of software applications supported. These recurring service revenues result from monthly billings for technical support, software updates and hardware maintenance that allow customers to maximize the value of their computer systems. Also contributing to automotive systems sales growth was the acquisition of Service Systems Enterprise Inc. (SSEI), which offers highly targeted direct marketing services to automobile dealerships. SSEI is a part of the company's Customer For Life program, a comprehensive information based program that utilizes dealership customer databases and other regional databases to conduct one-to-one marketing. This marketing effort targets existing, former and prospective customers of the dealership for dealership service work or vehicle sales. Healthcare computer systems sales rose over 40% in the second quarter and over 60% year-to-date primarily because of the November 1994 PD Medical Systems acquisition. Both automotive and healthcare computer systems order backlogs remained strong at March 31, 1995.

Computer systems second quarter operating income of $15,375 grew $2,704 or 21% while year-to-date operating income of $34,271 increased $8,224 or 32% because of higher sales and gross margin improvement. Gross profit was 46.5% of revenues compared to 44.8% last year in the second quarter. Year-to-date gross profit increased to 47.0% of sales versus 45.6% last year. Gross profit improved because of a continuation of the improved productivity experienced in the second half of 1994 when a group of employees completed training and increased the computer installation rate. SG&A expenses were 31.7% of revenues in the second quarter, compared to 30.5% last year. The higher SG&A percentage reflects additional investment in the Customers For Life program, additional sales and marketing resources for automotive systems and to a lesser degree, healthcare systems. Year-to-date SG&A expenses were 30.2% of sales, compared to 30.8% last year. Operating income represented 15% of revenues in the second quarter and 17% through six months, compared to 14% and 15%, respectively, last year.

BUSINESS FORMS
Business forms second quarter net sales of $119,003 increased $7,184 or 6% and six months net sales of $222,192 rose $9,822 or 5% because of strong growth in automotive forms sales and forms management services and custom printing revenues which offset sales lost in the divestiture of certain low margin computer paper products. Automotive forms sales grew 7% for the second quarter and 10% for the six months because of higher sales volume and price increases. The 1994 acquisition of Law Printing also contributed to the year-to-date sales increase. Forms management services and custom printing revenues increased 14% for both the quarter and six months also because of increased sales volume and price increases. The company raised prices to keep pace with rising paper costs, which have increased significantly.

Business forms second quarter operating income of $14,818 increased $4,060 or 38% while year-to-date operating income of $25,897 rose $6,682 or 35%. This strong improvement occurred because of the sales growth and improvement in gross profit margins and SG&A expenses. Gross profit in the second quarter was 45.6% of sales compared to 44.2% last year. Year-to-date gross profit was 46.1%, compared to 43.8% last year. This improvement occurred as a result of higher margins on automotive forms sales, which also represented a greater percentage of the revenue mix. Also contributing was the 1994 restructuring which reduced low margin computer paper sales and improved the sales mix. SG&A expenses were 33.1% of sales in the second quarter, compared to 34.6% last year and 34.4% versus 34.8% for the six months. SG&A expenses were less than last year, as a percentage of sales, primarily because of cost reductions from the restructuring. Operating income represented 12% of sales for the quarter and six months, compared to 10% and 9% last year. Automotive forms continued to be the largest profit contributor in this segment. Forms management services and custom printing operating income grew $4,000 and increased significantly as a percentage of total operating income.

FINANCIAL SERVICES
Financial services revenues increased $565 or 12% in the second quarter and $855 or 9% for six months because of interest earned on higher average finance receivables. Finance receivables increased over 30% since last year because of the strong ERA computer systems sales. Interest income did not increase as rapidly as finance receivables because interest rates on new receivables were lower on average than interest rates on maturing receivables. Financial services operating income declined from last year by $71 for the quarter and $354 for the six months primarily because last year's income included a positive income adjustment to the allowance for losses.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. During the first six months of fiscal year 1995 the company entered into two $10,000 interest rate ceiling agreements to limit interest rate exposure on new variable rate debt. The company believes it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems strong cash flows from operating activities of $39,296 resulted from record net income. The company invested its cash in working capital, business combinations and capital expenditures. Working capital increased primarily because of increased accounts receivable resulting from record sales. During the first six months of fiscal year 1995, the company completed several business combinations. See Note 3 to the Consolidated Financial Statements for additional information regarding these acquisitions. Capital expenditures of $12,649 occurred in the normal course of business. The company also returned cash to shareholders by repurchasing $18,127 of capital stock and paying $4,183 of dividends. See the shareholders' equity caption of this analysis for a discussion of share repurchases and dividends.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 13.8% at March 31, 1995, 13.3% at December 31, 1994 and 12.4% at September 30,
1994. During the second quarter, the company retired $1,000 of short-term debt and issued $4,000 of new short-term debt in the SSEI acquisition. Remaining credit available under existing revolving credit agreements was $18,250 at March 31, 1995. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. It is expected that cash balances and internally generated cash will be sufficient to fund 1995 ongoing operations, which include anticipated capital expenditures of about $28,500.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of May 11, 1995, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. On May 1, 1995, the company's board of directors declared a regular quarterly dividend of $.10 per Class A common share, payable June 13, 1995 to shareholders of record May 19, 1995. In November 1994, the board of directors increased the quarterly dividend to $.10 per Class A common share, an increase of 18%. This increase followed increases of 13% in February 1994 and 15% in November 1993. The company has increased cash dividends per share eight times since 1989 and paid dividends each year since the company's initial public offering in 1961.

During the first six months of fiscal year 1995, the company repurchased 776,000 Class A common shares for $18,127, an average price of $23.36 per share. The company could repurchase an additional 1,149,800 Class A common shares under existing board resolutions as of March 31, 1995. Subsequent to March, 31, 1995, the company repurchased 238,500 additional Class A common shares for $6,402 with settlement dates through May 12, 1995.

ENVIRONMENTAL MATTERS
See Note 4 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

                          PART II - OTHER INFORMATION

ITEM 4.          RESULTS OF VOTES OF SECURITY HOLDERS


              At the Annual Meeting of Shareholders on February 9, 1995, the shareholders of the company voted on and approved the following issues.

              Issue 1 Election of Directors to three-year terms expiring in 1998

                                                                  Shares
                                         Shares For               Withheld
                                         ----------               --------
              Joseph N. Bausman          45,116,424                702,686
              Richard H. Grant, Jr.      45,649,772                169,338
              William H. Seall           45,114,542                704,568

              The following individuals' terms of office as directors continued after the meeting; Dr. David E. Fry, Richard H. Grant, III, David R. Holmes, Dale L. Medford, Robert C. Nevin, Gayle B. Price, Jr., Kenneth W. Thiele and Martin D. Walker.

              Issue 2 Increase the Number of Authorized Class A Common Shares

              Shares For                 41,350,306
              Shares Against              4,304,928
              Shares Abstain                163,876

              Issue 3 Adopt the Stock Option Plan - 1995

              Shares For                 29,264,293
              Shares Against             13,510,348
              Shares Abstain                406,619
              Brokers Not Voted           2,637,850

              Issue 4 Appointment of Deloitte & Touche LLP as Independent
              Auditors

              Shares For                 45,098,891
              Shares Against                610,881
              Shares Abstain                104,338
              Brokers Not Voted               5,000


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      (27) Financial Data Schedule

              (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE REYNOLDS AND REYNOLDS COMPANY


Date May 11, 1995                        /s/ David R. Holmes
     ------------                        -------------------------------------
                                         David R. Holmes
                                         Chairman of the Board, President and
                                         Chief Executive Officer



Date May 11, 1995                        /s/ Dale L. Medford
     ------------                        -------------------------------------
                                         Dale L. Medford
                                         Vice President, Corporate Finance and
                                         Chief Financial Officer