Form 10-Q
period 1995-06-30
REYNOLDS & REYNOLDS CO
filed 1995-08-14
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q




 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1995


                                     0-132
                                     -----
                            (Commission file number)




                       THE REYNOLDS AND REYNOLDS COMPANY
                       ---------------------------------
             (Exact name of registrant as specified in its charter)




            OHIO                                     31-0421120
            ----                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)




                  115 SOUTH LUDLOW STREET, DAYTON, OHIO 45402
                  -------------------------------------------
                    (Address of principal executive offices)



                                 (513) 443-2000
                                 --------------
                        (Registrant's telephone number)



                                      NONE
                                      ----
      (Former name, former address and former fiscal year, if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

As of August 10, 1995, the number of Class A common shares outstanding was 41,245,972 and the number of Class B common shares outstanding was 10,000,000.


               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                               TABLE OF CONTENTS





                                                                                 Page
                                                                                Number
                                                                                ------

PART I.  FINANCIAL INFORMATION


Item 1.      Financial Statements


             Statements of Consolidated Income
             For the Three and Nine Months Ended June 30, 1995 and 1994            3


             Condensed Consolidated Balance Sheets
             As of June 30, 1995 and September 30, 1994                            4


             Condensed Statements of Consolidated Cash Flows
             For the Nine Months Ended June 30, 1995 and 1994                      5


             Notes to Condensed Consolidated Financial Statements                  6


             Independent Accountants' Review Report                                8


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             For the Three and Nine Months Ended June 30, 1995 and 1994            9




PART II.     OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K                                      13




SIGNATURES                                                                         14



                          PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
            FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                       (In thousands except per share data)


                                                           Three Months                 Nine Months
                                                           ------------                 ------------
                                                       1995           1994          1995           1994
                                                       ----           ----          ----           ----
Net Sales and Revenues
    Information systems
        Products                                      $156,727      $142,326       $457,284      $420,020
        Services                                        68,600        55,151        194,780       165,933
                                                      --------       -------        -------       -------
        Total information systems                      225,327       197,477        652,064       585,953
    Financial services                                   5,871         4,836         16,351        14,461
                                                      --------       -------        -------       -------
    Total net sales and revenues                       231,198       202,313        668,415       600,414
                                                      --------       -------        -------       -------
Costs and Expenses
    Information systems
        Cost of sales
            Products                                    93,159        83,784        269,075       250,853
            Services                                    26,935        22,865         79,168        71,080
                                                      --------       -------        -------       -------
            Total cost of sales                        120,094       106,649        348,243       321,933
        Selling, general and
        administrative expenses                         74,229        67,187        212,649       195,117
        Restructuring charge                                          12,400                       12,400
    Financial services                                   2,445         1,762          6,611         4,719
                                                      --------       -------        -------       -------
    Total costs and expenses                           196,768       187,998        567,503       534,169
                                                      --------       -------        -------       -------

Operating Income                                        34,430        14,315        100,912        66,245
                                                      --------       -------        -------       -------

Other Charges (Income)
    Interest expense                                       972           853          2,760         2,615
    Interest income                                       (436)         (303)        (1,158)         (918)
    Other                                                 (540)       (1,043)        (1,490)       (1,395)
                                                      --------       -------        -------       -------
    Total other charges (income)                            (4)         (493)           112           302
                                                      --------       -------        -------       -------

Income Before Income Taxes                              34,434        14,808        100,800        65,943
Provision for (Benefit from) Income Taxes               14,574        (3,289)        42,721        17,968
                                                      --------       -------        -------       -------
Net Income                                            $ 19,860      $ 18,097       $ 58,079      $ 47,975
                                                      ========      ========       ========      ========
Earnings Per Common Share                             $   0.47      $   0.41       $  1.37       $   1.09
                                                      ========      ========       ========      ========
Average Number of Common Shares Outstanding             42,480        43,759         42,469        43,913
                                                      ========      ========       ========      ========
Cash Dividends Declared Per Common Share              $   0.10      $  0.085       $  0.30       $   0.25
                                                      ========      ========       ========      ========

See Independent Accountants' Review Report and Notes to Condensed Consolidated Financial Statements.


                THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1995 AND SEPTEMBER 30, 1994
                                  (In thousands)


                                                                                     6/30/95       9/30/94
                                                                                     -------       -------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                                            $  9,513      $ 20,230
    Accounts receivable                                                              113,379       101,872
    Inventories                                                                       38,419        37,274
    Other current assets                                                              16,743        16,140
                                                                                    --------      --------
    Total current assets                                                             178,054       175,516
Property, Plant and Equipment, less accumulated depreciation of
    $148,216 in 1995 and $143,367 in 1994                                            125,258       117,485
Goodwill                                                                             102,248        78,277
Other Intangible Assets                                                               26,978        25,229
Other Assets                                                                          43,186        34,085
                                                                                    --------      --------
Total Information Systems Assets                                                     475,724       430,592
                                                                                    --------      --------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                                  247,195       202,620
Cash and Other Assets                                                                  1,165         1,487
                                                                                    --------      --------
Total Financial Services Assets                                                      248,360       204,107
                                                                                    --------      --------

TOTAL ASSETS                                                                        $724,084      $634,699
                                                                                    ========      ========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                                                 $112,818      $ 90,039
Long-Term Debt                                                                        41,741        41,014
Other Liabilities                                                                     52,949        52,417
                                                                                    --------      --------
Total Information Systems Liabilities                                                207,508       183,470
                                                                                    --------      --------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                        125,400       104,363
Other Liabilities                                                                     65,172        53,827
                                                                                    --------      --------
Total Financial Services Liabilities                                                 190,572       158,190
                                                                                    --------      --------

SHAREHOLDERS' EQUITY
Capital Stock                                                                         26,095        26,380
Additional Paid-In Capital                                                            14,484         2,557
Other Adjustments                                                                     (2,924)       (2,566)
Retained Earnings                                                                    288,349       266,668
                                                                                    --------      --------
Total Shareholders' Equity                                                           326,004       293,039
                                                                                    --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $724,084      $634,699
                                                                                    ========      ========

See Independent Accountants' Review Report and Notes to Condensed Consolidated Financial Statements.


                THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (In thousands)


                                                                                     1995         1994
                                                                                   -------      -------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                                         $77,115      $57,577
                                                                                    -------      -------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                           (18,885)      (9,943)
    Capital expenditures                                                            (22,577)     (16,074)
    Net proceeds from asset sales                                                     3,159        9,752
    Capitalization of software licensed to customers                                 (2,255)      (2,520)
    Repayments from (advances to) financial services                                 (7,366)         796
                                                                                    -------      -------
   Net cash flows used for investing activities                                     (47,924)     (17,989)
                                                                                    -------      -------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                             1,254        1,250
    Principal payments on debt                                                       (4,521)      (2,007)
    Cash dividends paid                                                             (12,502)     (10,599)
    Capital stock issued                                                                762        1,439
    Capital stock repurchased                                                       (24,529)     (25,112)
                                                                                    -------      -------
   Net cash flows used for financing activities                                     (39,536)     (35,029)
                                                                                    -------      -------

Effect of Exchange Rate Changes on Cash                                                (372)        (501)
                                                                                    -------      -------

Increase (Decrease) in Cash and Equivalents                                         (10,717)       4,058
Cash and Equivalents, Beginning of Period                                            20,230        9,437
                                                                                    -------      -------
Cash and Equivalents, End of Period                                                 $ 9,513      $13,495
                                                                                    =======      =======


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                                         $10,042      $ 7,453
                                                                                    -------      -------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                                  (85,973)     (56,262)
    Collections on finance receivables                                               47,037       41,650
                                                                                    -------      -------
   Net cash flows used for investing activities                                     (38,936)     (14,612)
                                                                                    -------      -------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                            55,000       25,700
    Principal payments on debt                                                      (33,963)     (18,113)
    Advances from (repayments to) information systems                                 7,366         (796)
                                                                                    -------      -------
    Net cash flows provided by financing activities                                  28,403        6,791
                                                                                    -------      -------

Decrease in Cash and Equivalents                                                       (491)        (368)
Cash and Equivalents, Beginning of Period                                             1,200          996
                                                                                    -------      -------
Cash and Equivalents, End of Period                                                 $   709      $   628
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

(2)  BUSINESS FORMS RESTRUCTURING
During the third quarter of fiscal year 1994, the company recorded a restructuring charge of $12,400 for costs to be incurred in the disposal of part of its stock tab computer paper product line and the consolidation of certain custom business forms printing operations. The company discontinued the manufacture of certain low-margin stock tab computer paper products and closed its Chambersburg, Pennsylvania plant. The company also closed its custom business forms plant in Chestertown, Maryland and consolidated operations primarily into its Hagerstown, Maryland plant. Several distribution facilities and sales offices were closed and almost 300 positions were eliminated. As of June 30, 1995, the restructuring has been completed and the costs originally accrued approximated those subsequently incurred.

(3)  BUSINESS COMBINATIONS
On November 1, 1994, the company acquired substantially all assets and assumed certain liabilities of PD Medical Systems of Portland, Oregon for $7,602 of cash. PD Medical Systems, a provider of information management systems to medical practices, has annual revenues of about $8,000.

On December 2, 1994, the company acquired most of the assets of Transkrit Corporation's Pegboard and Flat Division for $4,436 of cash. Assets acquired were Transkrit's wholesale pegboard customer list, certain printing equipment and inventories for pegboard and related products. Transkrit's Pegboard and Flat Division has annual sales of about $7,000.

On January 26, 1995, the company purchased substantially all assets and assumed certain liabilities of Service Systems Enterprises Inc. (SSEI) for $4,610 of cash and $4,000 of notes. SSEI, a provider of highly targeted direct marketing services to automobile dealerships, has annual sales of about $8,000.

On May 8, 1995, the company purchased substantially all assets and assumed certain liabilities of Dataforms, Inc. for $1,646 of cash and $5,492 of notes. Dataforms, a regional provider of business forms and forms management services, has annual sales of about $20,000.

On May 11, 1995 the company exchanged 261,321 Class A common shares for the outstanding common stock of Salcris Systems Inc. Salcris Systems, a provider of information management systems for physician groups and integrated healthcare delivery networks, has annual sales of about $10,000.

The company also completed four additional business combinations through June 30, 1995. The companies purchased were essentially start-up businesses which provide new products to enhance the company's existing product offering to automobile dealers. The combined purchase price for these assets was paid by issuing 152,467 of the company's Class A common shares, with the remainder of $1,057 paid in cash.

These business combinations were accounted for as purchases and the accounts of acquired businesses were included in the company's financial statements since their respective acquisition dates. Goodwill resulting from these acquisitions is being amortized over five to twenty years. The acquisitions were funded with internally generated cash. Under the terms of some of the purchase agreements, the company may be required to make additional payments, contingent on the performance of the businesses purchased.

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

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a record of decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. The company believes it is a minor participant, and has accrued its estimated share of response costs as of June 30, 1995. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During the quarter ended June 30, 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. The company has accrued its estimated share of response costs of $2,500 as of June 30, 1995. Management believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors,
The Reynolds and Reynolds Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of June 30, 1995, and the related statements of consolidated income for the three and nine months ended June 30, 1995 and 1994 and condensed consolidated cash flows for the nine months ended June 30, 1995 and 1994. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of September 30, 1994 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP
Dayton, Ohio
August 11, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                  (Dollars in thousands except per share data)

SIGNIFICANT EVENTS
BUSINESS COMBINATIONS
During the first nine months of fiscal year 1995, the company completed several business combinations. See Note 3 to the Consolidated Financial Statements for disclosures about these business combinations.

BUSINESS FORMS RESTRUCTURING
During the third quarter of fiscal year 1994, the company recorded a $12,400 restructuring charge for costs incurred in the disposal of part of its stock tab computer paper product line and the consolidation of certain custom business forms printing operations. As of June 30, 1995, the restructuring has been completed and the costs originally accrued approximated those subsequently incurred. Year-to-date operating income for forms management services and custom printing improved $9,500 over last year, in part, because of cost savings from the restructuring. The benefits of the restructuring have significantly exceeded those originally anticipated. See Note 2 to the Consolidated Financial Statements for additional disclosures related to the restructuring.


RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY
                                      Third Quarter                                          Nine Months
                 ---------------------------------------------------     --------------------------------------------------
                    1995          1994        Change       % Change        1995          1994        Change       % Change
                 ---------      --------      -------      ---------     --------      --------      -------      ---------
Revenues          $231,198      $202,313      $28,885            14%     $668,415      $600,414      $68,001            11%
Operating Income   $34,430       $14,315      $20,115           141%     $100,912       $66,245      $34,667            52%
Net Income         $19,860       $18,097       $1,763            10%      $58,079       $47,975      $10,104            21%
Earnings Per Share   $0.47         $0.41        $0.06            15%        $1.37         $1.09        $0.28            26%

Consolidated revenues established a record in the third quarter as both computer systems and business forms reported strong sales gains. Revenues for the nine months also increased at a double digit rate over last year, primarily because of increased computer systems revenues, although business forms revenues also increased solidly. The net effect of 1994 and 1995 divestitures and acquisitions was to increase consolidated revenues about $11,000 in the third quarter and $5,000 through nine months.

Third quarter's consolidated operating income increased significantly over last year, which included a $12,400 restructuring charge and $2,793 of other one-time expenses. Excluding the unusual charges from 1994's income, third quarter's operating income increased $4,922 or 17% as business forms improvement offset a decline in computer systems. The decline in computer systems resulted from increased investments in the healthcare business, the Customer For Life program and new products for the automotive systems business. For the nine months, consolidated operating income increased $19,474 or 24%, excluding the unusual charges from 1994. This increase resulted from higher operating income in both business forms and computer systems.

Other income for the third quarter declined from last year as 1994 included the gain on the sale of the French subsidiary. Year-to-date other income was comparable to with last year.

The year-to-date effective income tax rate was 42.4% compared to 27.2% last year. The 1994 tax rate reflected a significant income tax benefit from the divestiture of the stock tab computer paper business. The effective income tax rate also increased over last year because of the increase in non-deductible goodwill associated with acquisitions and the effects of tax law changes.

The earnings per share percentage increase was greater than net income's because of share repurchases which reduced outstanding shares. Annualized return on average shareholders' equity was 24.4% compared to 22.6% last year.



COMPUTER SYSTEMS (excluding financial services)
                                  Third Quarter                                         Nine Months
                 -------------------------------------------------     -------------------------------------------------
                   1995         1994        Change       % Change        1995          1994        Change       % Change
                 --------      -------      -------      ---------     --------      --------      -------      --------
Revenues         $103,997      $90,342      $13,655            15%     $308,542      $266,448      $42,094            16%
Gross Profit     $ 48,504      $42,893      $ 5,611            13%     $144,557      $123,170      $21,387            17%
    % of Revenue     46.6%        47.5%                                    46.9%         46.2%
Operating Income $ 14,258      $16,284      $(2,026)          -12%     $ 48,529      $ 42,331      $ 6,198            15%

Computer systems revenues increased for both the third quarter and nine months because of higher recurring revenues for automotive computer systems and the effect of acquisitions in both the automotive and healthcare sectors. Automotive recurring service revenues continued to grow because strong computer systems sales increased the number of software applications supported. These recurring service revenues result from monthly billings for technical support, software updates and hardware maintenance that allow customers to maximize the value of their computer systems. Also contributing to automotive systems sales growth were the acquisitions of Service Systems Enterprise Inc. (SSEI) and Ultimate Prospecting Services (UPS), which offer highly targeted direct marketing services to automobile dealerships. SSEI and UPS are part of the company's Customer For Life program, a comprehensive information based program that utilizes dealership customer databases and other regional databases to conduct one-to-one marketing. This marketing effort targets existing, former and prospective customers of the dealership for service work or vehicle sales. Healthcare computer systems sales rose because of the acquisitions of PD Medical Systems and Salcris Systems. The number of new automotive computer systems sold in the third quarter increased over last year, but sales were relatively flat because of lower average system prices as smaller systems were sold. Year-to-date, automotive computer systems sales also increased because a significantly greater number of ERA systems were sold. This increase occurred, in part, because of the full year effect of the mid-1994 increase in computer installation resources. Computer systems order backlogs should support strong sales in the fourth quarter.

Computer systems third quarter operating income decreased from last year primarily because of new investments made in both the automotive and healthcare businesses. The investments in the automotive business were new product oriented, such as the Customer For Life program, for which sales levels have not yet reached critical mass. The healthcare business investments involved integrating the two acquisitions with the existing business and implementing strategies for future growth. These computer systems investments, consisting primarily of selling, marketing and development expenses, caused selling, general and administrative (SG&A) expenses to increase as a percent of sales. Gross profit margins increased slightly for the nine months, but declined in the third quarter primarily because of the lower margin systems sold. Year-to-date operating income, representing 16% of revenues for 1995 and 1994, increased significantly over last year as profit from sales growth supported the new investments.

BUSINESS FORMS

                                        Third Quarter                                          Nine Months
                     --------------------------------------------------      --------------------------------------------------
                        1995          1994        Change       % Change        1995          1994        Change       % Change
                     ---------      --------     --------      --------      --------      --------      -------      ---------
Revenues              $121,330      $107,135     $14,195            13%     $343,522      $319,505     $ 24,017            8%
Gross Profit          $ 56,729      $ 47,935     $ 8,794            18%     $159,264      $140,850     $ 18,414           13%
    % of Revenues         46.8%        44.7%                                    46.4%         44.1%
Operating Income      $ 16,746      $(5,043)     $21,789             -      $ 42,643      $ 14,172     $ 28,471           201%
  (Loss)

Business forms revenues increased because strong growth of forms management services and custom printing revenues offset sales lost from the 1994 divestiture of certain low margin computer paper products. Forms management services and custom printing's revenues increased 29% for the third quarter and 19% for nine months because of increased sales volume and sales price increases. The company raised sales prices to keep pace with rising paper costs, which have increased significantly.

During the third quarter of 1994 the company recorded a $12,400 restructuring charge and $2,793 of other one-time expenses which reduced operating income. Excluding these charges, business forms third quarter operating income improved $6,596 or 65% while year-to-date operating income increased $13,278 or 45% because of sales growth and improvement in gross profit margins and SG&A expenses. Gross profit margins improved as a result of the 1994 restructuring which reduced low margin computer paper sales and improved the sales mix. Year-to-date gross profit was reduced by a $2,856 adjustment to the LIFO reserve as a result of higher paper costs. Last year the comparable LIFO adjustment was $150. SG&A expenses were 33.0% of sales in the third quarter, compared to 37.8% last year and 34.0% versus 35.8% for the nine months. SG&A expenses were less than last year, as a percentage of sales, primarily because of cost reductions from the restructuring. Although automotive forms continued to be the largest profit contributor in this segment, forms management and custom printing's profitability improved dramatically. Through nine months forms management and custom printing's operating income increased about $9,500 over last year, excluding the 1994 unusual charges.

FINANCIAL SERVICES

                                Third Quarter                                     Nine Months
                 --------------------------------------------      ----------------------------------------------
                  1995        1994       Change      % Change       1995         1994        Change      % Change
                 ------      ------      ------      --------      -------      -------      -------     --------
Revenues         $5,871      $4,836      $1,035            21%     $16,351      $14,461      $1,890            13%
Operating Income $3,426      $3,074      $  352            11%     $ 9,740       $9,742      $   (2)            0%

Financial services revenues increased for both the third quarter and nine months because of interest earned on higher average finance receivables. Finance receivables increased over 30% since June 1994 because of the strong ERA computer systems sales. Interest income did not increase as rapidly as finance receivables because interest rates on new receivables were lower on average than interest rates on maturing receivables. Financial services operating income increased at a slower rate than revenues in the third quarter because of the effect of higher average borrowing costs. Year-to-date, operating income was flat with last year because last year included $300 additional income from adjusting bad debt reserves. Defaults and write-offs of finance receivables remained at historically low levels.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. During the first nine months of fiscal year 1995 the company entered into two $10,000 interest rate ceiling agreements to limit interest rate exposure on new variable rate debt. The company believes it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems strong cash flows from operating activities of $77,115 resulted from record net income. The company invested its cash in business combinations and capital expenditures. During the first nine months of fiscal year 1995, the company completed several business combinations. See Note 3 to the Consolidated Financial Statements for additional information regarding these acquisitions. Capital expenditures of $22,577 occurred in the normal course of business. The company also returned cash to shareholders by repurchasing $24,529 of capital stock and paying $12,502 of dividends. See the shareholders' equity caption of this analysis for a discussion of share repurchases and dividends.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 13.8% at June 30, 1995 and 12.4% at September 30, 1994. During the fiscal year, the company issued $9,492 of new short-term debt in connection with business combinations. Remaining credit available under existing revolving credit agreements was $33,900 at June 30, 1995. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. It is expected that cash balances and internally generated cash will be sufficient to fund fiscal year 1995 ongoing operations, which include anticipated capital expenditures of about $28,500.


SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of August 10, 1995, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.


Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. On August 8, 1995, the company's board of directors declared a regular quarterly dividend of $.10 per Class A common share, payable September 13, 1995 to shareholders of record August 25, 1995. In November 1994, the board of directors increased the quarterly dividend to $.10 per Class A common share, an increase of 18%. This increase followed increases of 13% in February 1994 and 15% in November 1993. The company has increased cash dividends per share eight times since 1989 and paid dividends each year since the company's initial public offering in 1961.


During the first nine months of fiscal year 1995, the company repurchased 1,014,500 Class A common shares for $24,529, an average price of $24.18 per share. Subsequent to June 30, 1995, the company repurchased 25,000 additional Class A common shares for $720 with settlement dates through July 5, 1995. On August 8, 1995, the company's board of directors authorized the repurchase of 2 million additional Class A common shares. The total Class A common shares authorized for repurchase was 2,886,300 as of August 10, 1995.




ENVIRONMENTAL MATTERS
See Note 4 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

                          PART II - OTHER INFORMATION



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K


                 (a)     Exhibits


                         (27) Financial Data Schedule


                 (b)     Reports on Form 8-K


                         A Form 8-K was filed on July 17, 1995, which described a federal indictment of William H. Seall, a member of the company's board of directors. None of the charges relate to the company or to Mr. Seall's conduct as one of its directors.

                         A Form 8-K was filed on July 19, 1995, which disclosed William H. Seall's resignation from the company's board of directors.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              THE REYNOLDS AND REYNOLDS COMPANY





Date  August 11, 1995               /s/ Dale L. Medford
    ----------------------          ---------------------------
                                    Dale L. Medford
                                    Vice President, Corporate Finance and
                                    Chief Financial Officer