Form 10-K405
period 1995-09-30
REYNOLDS & REYNOLDS CO
filed 1995-12-22
CIK 83588

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.                                    [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.                                 [NO FEE REQUIRED]
       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

CLASS A COMMON SHARES PAR VALUE $.625 PER SHARE      NEW YORK STOCK EXCHANGE
               (Title of class)                   (Exchange on which registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (Title of class)

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
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. X
                                                      ---

         The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of December 1, 1995, was $1,499,427,122.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 1995:

   Class A Common Shares: 41,028,604 (exclusive of 5,169,958 Treasury shares)
                       Class B Common Shares: 10,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of Proxy Statement for 1996 Annual Meeting of Shareholders.

================================================================================

                                     PART I
                             (DOLLARS IN THOUSANDS)

ITEM 1.  BUSINESS

                                     GENERAL

         The Reynolds and Reynolds Company (the "Company"), an Ohio corporation, incorporated in 1889, operates principally in two business segments -- computer systems and business forms.

COMPUTER SYSTEMS

         The computer systems segment offers its products and services to the automotive and healthcare markets.

         The Company markets turnkey information management systems and professional services primarily to automobile dealers. The hardware sold is purchased from computer hardware manufacturers which specialize in platforms for the UNIX operating system. With a few minor exceptions, the application software products are owned by the Company and licensed to users. Some of the software products offered include standard programs for accounting, payroll, vehicle and parts inventory control and related billing, service merchandising, scheduling and related billing, leasing, finance and insurance, parts and vehicle locators and manufacturer communications. Also offered are applications linking dealerships to credit bureaus to verify the credit worthiness of prospective customers, process and approve credit documentation and electronically process vehicle registrations in three states.

         Hardware maintenance, software support and training and other professional services are integral parts of the Company's turnkey approach to marketing computer systems. These services are provided by service and support personnel located in nearly 125 offices in principal cities in the United States and Canada.

         The Company also markets computer products and services directly to automobile manufacturers.

         With the November, 1994 acquisition of PD Medical Systems, and the May, 1995 acquisition of Salcris Corporation, the Company expanded its array of turnkey computer systems offered to physician groups and integrated healthcare delivery networks. Those acquisitions have been combined with the former subsidiary, NMC Services, and together they now operate as Reynolds and Reynolds Healthcare Systems. (See Management Discussion and Analysis beginning on page 8.)

         FINANCING SUBSIDIARIES -- Various subsidiaries provide financing primarily for the Company's computer systems through non-cancellable finance leases.

         Financial information about industry segments is included in Notes 4 and 10 on pages 31 and 38, respectively.

BUSINESS FORMS

         The business forms segment offers its products and services to value-seeking customers in the automotive, healthcare and general business markets.

         In the automotive market, the Company offers its products and services to all departments of automobile, truck and recreational vehicle dealerships including sales, parts, repair service, accounting, finance and insurance. The Company also markets its products and services to related-automotive businesses such as repair garages, auto parts stores, service stations and body shops. Products and services include standard and custom business forms (including dealer image products), forms management services, promotional items, custom designed filing systems, dealership customer satisfaction measurement and management services, customer prospecting services, and promotional mailing services.

         In the healthcare market, the Company offers standard and custom forms and forms management services to hospitals and large healthcare organizations.

         In the general business market, the Company offers a wide variety of paper-based and electronic business document solutions to value-seeking businesses. Solutions offered include standard and custom business forms, electronic business forms, on-demand printing services, checks, labels, mailers, stationery, envelopes and tickets. Many of these business documents incorporate a broad range of security features to help deter fraudulent document reproduction and counterfeiting. The Company also offers a wide variety of forms management solutions to help customers improve their productivity: forms survey and analysis, inventory management and reporting, cost center reporting, low stock reporting, distribution services and process work flow reengineering services. Additionally, pegboard accounting systems are sold to smaller businesses through a network of office supply dealers and independent forms distributors.

         The business forms segment operates 13 manufacturing facilities in the United States and Canada.

                                  NEW PRODUCTS

         The Company continued to enhance its computer systems product line for automobile dealers. Several acquisitions enhance the Company's service offerings of consulting services. One offering is designed to improve automotive dealers' abilities to effectively sell vehicles while the other provides outsourced services to help dealers effectively market themselves to prospective customers for vehicles and services. By acquisition, the Company also became the leading source of automotive information on the Internet for the car-buying public. These acquisitions strengthen the Company's ability to help its clients attract and retain customers and to market their products and services to a wider audience.

         The Company enhanced its document solutions capability by expanding its security features offering, strengthening its electronic forms capabilities, enhancing on-demand printing capabilities and launching its process reengineering offering. A universally accepted finance contract has been developed for automotive dealerships and is being marketed.

         Additionally, the Company has expanded its service offering by launching customer satisfaction measurement and management services, customer prospecting services and promotional mailing services primarily for automotive dealerships.

         In healthcare, the Company expanded its product line with two strategic acquisitions which added physician information systems targeted at complementary market segments. The healthcare systems division also completed a strategic remarketing agreement to offer a computerized medical records product developed by Medicalogic, Inc.

                                  RAW MATERIALS

         An adequate supply of paper products is essential to the Company's business forms segment. The Company obtains those products from a variety of sources and, historically has not experienced any difficulty in obtaining them. An adequate supply of paper is expected for the foreseeable future and is not anticipated to adversely impact the Company's ability to fully meet the needs of customers.

         Computer hardware is essential to the Company's computer systems segment. This hardware comes from a variety of sources, principally Silicon Graphics, Inc. in the automotive sector and Hewlett Packard and IBM in the healthcare sector. Historically, the Company has experienced an ample supply.

         In the opinion of the Company, loss of one or more if its present suppliers of either paper products or computer hardware would not have a significant impact on the Company's operations because of the general availability of alternate sources.

                     PATENTS, TRADEMARKS AND RELATED RIGHTS

         Except as described below, the Company does not have any patents, trademarks, licenses, franchises or cocessions which are material to an understanding of the Company's business.

         The Company's trademark REYNOLDS + REYNOLDS(R) is associated with many goods and services provided by the Company. In the computer systems segment, the Company has a number of distribution and licensing arrangements with equipment and software vendors relating to certain components of Reynolds' products, including a distribution arrangement for UNIX operating systems (a product and trademark of Bell Laboratories) and MS-DOS and Windows operating systems (products and trademarks of Microsoft Corporation). Such arrangements are in the aggregate, but not individually (except for the operating systems), material to Reynolds' business.

                                   COMPETITION

         Both in the provision of computer systems products and services and in the manufacture and sale of business forms, the Company is subject to competition from a number of other business organizations, some of which have substantially greater assets and financial resources than the Company. The Company believes that it competes by providing high value products and services that meet customers changing needs and which utilize current technology to provide additional value and to improve price and performance. The Company has specialized in selected markets and has emphasized service and long-term relationships to meet customer needs more effectively. While no single customer represents 5% or more of the revenues of either principal business segment, the Company does have several significant customers whose loss, in the aggregate, could be material to the business forms segment. The Company believes that the likelihood of losing all of such customers is remote.

                                     BACKLOG

COMPUTER SYSTEMS: Units in the backlog consist of the number of unbilled computer systems or terminals which have been approved but not yet shipped or for which signed contracts are pending credit investigation. The dollar value of the products backlog as of December 1, 1995, is estimated to be $24,861 including software license fees, compared with $36,626 at December 1, 1994.

BUSINESS FORMS: The Company manufactures several thousand different types of standard and custom business forms. The dollar value of the printing backlog as of December 1, 1995, is estimated to be $19,406 compared with $17,263 at December 1, 1994.

                            RESEARCH AND DEVELOPMENT

         During fiscal 1995, the Company continued its research and development of in-house computer systems, terminal products, electronic image-based systems and printing plant automation. In addition to those programs, the Company also had several other development projects of lesser magnitude. Expenditures for all such activities were approximately $21,000 in 1995, $18,100 in 1994 and $12,400 in 1993.

                            ENVIRONMENTAL PROTECTION

         The Company believes that it is in substantial compliance with all applicable federal, state and local statutes concerning environmental protection. The Company has not experienced any material costs in this regard. The U.S. Environmental Protection Agency has designated the Company as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act at three environmental remediation sites. (See Note 11, pages 39 and 40.)

EMPLOYEES

         On December 1, 1995, the Company and its subsidiaries had 6,057 employees. It is party to a number of collective bargaining agreements with union locals which represent an aggregate of approximately 332 employees at its Dayton, Ohio, Hagerstown, Maryland, North Hollywood, California and Lebanon, Indiana plants.

ITEM 2.  PROPERTIES

         As of September 30, 1995, the Company operated twelve forms manufacturing plants in the United States and one in Canada encompassing approximately 1.4 million square feet. Of those, more than 1 million square feet are owned outright by the Company. The remaining .4 million square feet are leased. Corporate headquarters and the respective headquarters of the business forms segment and the computer systems segment are located in Dayton, Ohio in several buildings owned by the Company which contain more than one half million square feet. In addition, the Company leases approximately 125 sales offices and more than sixteen warehouses throughout the country. The Company believes its facilities are suitable and adequate for its current business needs.

         The Company has no encumbrances securing long-term debt as of September 30, 1995, on its owned facilities.

         Substantially all printing and other equipment used in the manufacture of business forms and systems is owned by the Company and its subsidiaries.

         The Company believes its properties are in good condition and adequate for current activities.

ITEM 3.  LEGAL PROCEEDINGS

         Relevant information appears in Note 11 to the Financial Statements on pages 39 and 40.

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

         Information on market prices and dividends is set forth below:

                       CLASS A COMMON SHARES SALE PRICES*

                              1995                      1994
                              ----                      ----
   Fiscal Quarter      High          Low         High          Low
--------------------------------------------------------------------
First                 25.88         22.25       $22.81        $19.06
Second                28.50         23.25       $24.63        $21.19
Third                 30.63         26.00       $25.38        $19.88
Fourth                36.38         30.25       $26.50        $22.50


                         CASH DIVIDENDS PAID*

                         Class A Common             Class B Common
                         --------------             --------------
       Months          1995          1994         1995          1994
---------------------------------------------------------------------
January                $.10         $.075        $.005        $.00375
April                  $.10         $.085        $.005        $.00425
June                   $.10         $.085        $.005        $.00425
September              $.10         $.085        $.005        $.00425


         * Reflects the two-for-one stock split of the Company's Common Shares effective March 1, 1994.

         As of December 1, 1995, there were approximately 2,400 holders of record of Class A Common Shares and one holder of record of Class B Common Shares. See Note 5 on pages 32 and 33 regarding the amount of retained earnings available for dividends.

ITEM 6.  SELECTED FINANCIAL DATA

For The Years Ended September 30                                      1995         1994        1993        1992        1991
-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net Sales and Revenues
   Information systems                                             $ 888,580     $789,306    $677,748    $625,634    $614,679
   Financial services                                                 22,311       19,488      19,218      19,190      17,320
                                                                   ---------     --------    --------    --------    --------
   Total net sales and revenues                                    $ 910,891     $808,794    $696,966    $644,824    $631,999
                                                                   =========     ========    ========    ========    ========
Income Before Effect of Accounting Changes                         $  78,594     $ 66,204    $ 52,522    $ 38,092    $ 24,634
Effect of Accounting Changes(1)                                                               (19,106)      1,100
                                                                   ---------     --------    --------    --------    --------
Net Income                                                         $  78,594     $ 66,204    $ 33,416    $ 39,192    $ 24,634
                                                                   =========     ========    ========    ========    ========
Earnings Per Common Share
   Income before effect of accounting changes                      $    1.85     $   1.51    $   1.20    $    .81    $    .54
   Effect of accounting changes(1)                                                               (.44)        .03
                                                                   ---------     --------    --------    --------    --------
   Net income                                                      $    1.85     $   1.51    $    .76    $    .84    $    .54
                                                                   =========     ========    ========    ========    ========
Return on Equity
   Income before effect of accounting changes                           25.1%        23.8%       20.2%       14.8%        9.9%
   Net income                                                           25.1%        23.8%       12.9%       15.3%        9.9%
Cash Dividends Per Class A Common Share                            $     .40     $    .33    $    .26    $   .225    $    .21
Book Value Per Outstanding Common Share                            $    8.01     $   6.94    $   6.15    $   5.90    $   5.64
Assets
   Information systems                                             $ 489,501     $430,592    $407,761    $366,173    $375,535
   Financial services                                                265,965      204,107     162,790     155,672     159,582
                                                                   ---------     --------    --------    --------    --------
   Total assets                                                    $ 755,466     $634,699    $570,551    $521,845    $535,117
                                                                   =========     ========    ========    ========    ========
Long-Term Debt
   Information systems                                             $  41,443     $ 41,014    $ 40,000    $ 28,284    $ 40,541
   Financial services                                                 92,425       76,638      62,771      70,250      73,075
                                                                   ---------     --------    --------    --------    --------
   Total long-term debt                                            $ 133,868     $117,652    $102,771    $ 98,534    $113,616
                                                                   =========     ========    ========    ========    ========
Number of Employees                                                    6,036        5,478       5,636       4,995       5,225

INFORMATION SYSTEMS (with financial services on an equity basis)
Current Ratio                                                           1.81         2.27        2.21        2.23        2.37
Net Property, Plant and Equipment                                  $ 128,462     $117,485    $111,177    $105,014    $107,191
Total Debt                                                         $  51,649     $ 41,301    $ 40,000    $ 37,713    $ 54,573
Total Debt to Capitalization                                            13.4%        12.4%       13.2%       12.8%       17.5%

(1) Represents the cumulative effect of accounting changes for the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993 and SFAS No. 109, "Accounting for Income Taxes" in 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

AUTOMOTIVE MARKET

Automobile dealerships are the largest customers for the company's products and services. The business environment for automobile dealerships was positive in 1995 as the automotive market experienced another good year. In November 1995, analysts projected new vehicle sales to be almost 15 million units for calendar year 1995, slightly under 1994. Those analysts also projected continued strength of new vehicle sales in 1996. However, automobile dealerships are no longer solely dependent on new vehicle sales for profitability, as used vehicle sales, service and repair work and parts sales have become the major sources of a dealership's profits. Strong used vehicle sales are expected to continue because of the increased supply of previously leased vehicles.

GENERAL BUSINESS MARKET

Overall economic conditions were strong in 1995 as the economy, measured by gross domestic product, grew at its second fastest rate since 1988. The strong economy and growing demand for paper allowed paper manufacturers to increase prices several times in 1995. As a result, the company's cost of paper increased significantly. The company raised sales prices throughout the year to offset the effects of these higher material costs. In 1996, the company expects paper costs to increase at a slower rate than in 1995.

HEALTHCARE MARKET

The market for healthcare systems improved in 1995 as the threat of major legislative change lessened and the trend toward managed care became clearer. This industry is experiencing significant growth in integrated healthcare delivery networks and large group practices as physicians strive to operate efficiently in a managed care environment. In 1995, the company aggressively increased its presence in this growing market and purchased two providers of healthcare information management systems. These acquisitions provided the company with additional market share and managed care systems solutions to serve the complex needs of this market.

SIGNIFICANT EVENTS

BUSINESS CHANGES

In 1995, the company purchased ten businesses in the automotive, healthcare and general business forms markets. Automotive business combinations consisted primarily of new products to supplement the company's existing product offerings. Healthcare and general business forms acquisitions resulted in stronger products and services offerings and additional customers for the company. In 1994 and 1993, the company purchased six businesses serving the automotive and forms management markets.

During the third quarter of 1994, the company sold its French automotive computer systems subsidiary. This subsidiary reported sales of $10,000 in 1994 and $18,000 in 1993. See Note 2 to the Consolidated Financial Statements for additional disclosures about the company's business changes.

BUSINESS FORMS RESTRUCTURING

During the third quarter of 1994, the company recorded a $12,400 restructuring charge for costs to be incurred in the disposal of part of its computer paper product line and the consolidation of certain custom business forms printing operations. General business forms operations were restructured to focus on value-added solutions for customers and to improve profitability. The company discontinued the manufacture of certain low-margin computer paper products and closed its Chambersburg, Pennsylvania, plant. The company also closed its custom business forms plant in Chestertown, Maryland, and several distribution facilities and sales offices. This transaction generated $11,500 of income tax benefits which more than offset the negative after-tax effect of the restructuring charge.

RESULTS OF OPERATIONS

CONSOLIDATED

                                                                     1995 VS. 1994         1994 VS. 1993
                               1995         1994          1993          CHANGE                CHANGE
----------------------------------------------------------------------------------------------------------
Revenues                   $910,891     $808,794      $696,966     $102,097      13%     $111,828      16%

Gross profit               $417,935     $359,392      $308,034     $ 58,543      16%     $ 51,358      17%

Operating income           $137,015     $ 98,067      $ 91,097     $ 38,948      40%     $  6,970       8%

Net income                 $ 78,594     $ 66,204      $ 33,416     $ 12,390      19%     $ 32,788      98%

Earnings per share         $   1.85     $   1.51      $    .76     $    .34      23%     $    .75      99%

In 1995, consolidated net sales and revenues set a record for the third consecutive year as computer systems, business forms and financial services all reported significant sales growth. The net effect of business combinations and divestitures was to increase 1995 consolidated sales $9 million. In 1994, revenues rose primarily because of strong growth of computer systems sales.

Consolidated gross profit represented 47.0% of information systems sales, compared to 45.5% in 1994 and 45.4% in 1993. Gross profit increased in 1995 primarily because of business forms improvement as a result of the 1994 restructuring. Computer systems gross profit percentage also rose in 1995 after declining in 1994.

Record 1995 consolidated operating income grew significantly over last year primarily because of business forms higher operating income. Computer systems and financial services operating income also rose in 1995. In 1994, the company recorded a $12,400 restructuring charge and $2,793 of restructuring related costs and environmental expenses related to business forms operations. The successful completion of this restructuring drove business forms operating income higher and caused consolidated operating income to increase $23,755 or 21% over last year (excluding the restructuring and other unusual expenses from 1994's operating income). In 1994, consolidated operating income increased $22,163 or 24% (excluding the previously mentioned 1994 charges). All businesses improved their operating income substantially in 1994 as computer systems increased 34%, financial services grew 24% and business forms rose 12% (excluding the previously mentioned 1994 charges). As a percentage of sales, operating income was 15% in 1995, 12% in 1994 (14% excluding the previously mentioned charges) and 13% in 1993.

Total other charges were $260 in 1995, $745 in 1994 and $1,813 in 1993. Net interest expense was flat during the last three years as information systems debt balances remained relatively stable. In 1995 and 1994 other income included gains on the sale of a healthcare service bureau and the French subsidiary, respectively.

The effective income tax rate was 42.5% in 1995, compared to 32.0% in 1994 and 41.2% in 1993. In 1994, the company recorded an $11,500 tax benefit associated with the computer paper divestiture. The company also recorded $581 of tax expense related to the sale of the French subsidiary. The 1994 effective tax rate was 41.8%, excluding the effect of the computer paper and French divestitures. The remaining increase over 1994 and 1993 resulted principally from an increase in non-deductible goodwill amortization. The 1994 effective tax rate also increased over 1993's rate because of the full year effect of 1993 tax law changes.

The company's 1995 net income and earnings per share set a record for the fourth straight year and significantly exceeded last year's strong results. In 1994, net income increased $13,682 or 26% over 1993's income before the effect of the accounting change. The after-tax effect of 1994's restructuring charge, restructuring related costs and environmental expenses increased 1994's net income by $840 or $.02 per share. The earnings per share percentage increase was greater than net income's in both 1995 and 1994 because of the effect of share repurchases which reduced outstanding shares. In 1995, return on average shareholders' equity
(ROE) was 25.1% compared to 23.8% in 1994. In 1993, ROE was 20.2% calculated using income before the accounting change.

In 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The cumulative effect of adopting SFAS No. 106 was to reduce net income by $19,106 or $.44 per share in 1993.

COMPUTER SYSTEMS (excluding financial services)

                                                                     1995 VS. 1994         1994 VS. 1993
                               1995         1994          1993           CHANGE                CHANGE
----------------------------------------------------------------------------------------------------------
Revenues                   $422,678     $363,763      $281,520      $58,915      16%      $82,243      29%

Gross profit               $198,667     $169,031      $135,323      $29,636      18%      $33,708      25%
   % of revenues               47.0%        46.5%         48.1%

Operating income           $ 64,138     $ 59,254      $ 44,081      $ 4,884       8%      $15,173      34%
   % of revenues               15.2%        16.3%         15.7%

Computer systems revenues grew significantly in 1995 and 1994 because of record sales of the company's ERA(R) computer systems to automobile dealers, higher recurring service revenues and the net effect of acquisitions and the French divestiture. The number of ERA computer systems sold continued to increase in 1995 and 1994 because of strong customer demand. The sales order backlog remained strong at September 30, 1995. Recurring service revenues continued to grow because strong ERA systems sales increased the number of software applications supported. These recurring service revenues result primarily from monthly billings for technical support, software updates and hardware maintenance that allow customers to maximize the value of their computer systems. Recurring service revenues also increased because of the expansion of the Customer For Life database marketing program for automobile dealerships. The net effect of acquisitions and divestiture was to increase revenues $13 million in 1995 and $24 million in 1994. The 1995 business combinations included the purchase of two companies integral to the company's Customer For Life program. Also included in 1995 acquisitions were the purchases of two healthcare computer systems businesses that contributed $12 million of the sales increase. In 1994, healthcare computer systems sales declined as medical practices were hesitant to purchase computer systems because of uncertainty surrounding national healthcare legislation.

Computer systems gross profit percentage increased primarily because of a change in the revenue mix to higher margin recurring service revenues. In 1994, the gross profit margin declined primarily because of training costs associated with increasing installation capacity.

Selling, general and administrative (SG&A) expenses were 31.8% of revenues in 1995, compared to 30.2% of revenues in 1994 and 32.4% in 1993. The 1995 increase in SG&A expenses, as a percentage of revenues, reflected new investments in both the automotive and healthcare businesses. Automotive investments were oriented toward new products and services. Healthcare investments involved integrating two acquisitions with the existing business and implementing sales, marketing and product development strategies for future growth. In 1994, SG&A expenses declined, as a percentage of revenues, primarily from the full year effect of successfully integrating COIN (acquired in 1993) into the company's operations.

Computer systems operating income grew over 1994, but declined as a percentage of sales because of new investments in both automotive and healthcare products. Automotive's operating margin was negatively affected by new products, whose sales have not reached the break-even point. Also negatively affecting the segment's operating margin was healthcare systems, which operated at a loss in 1995. As sales of these products increase, operating margins should improve.

BUSINESS FORMS

                                                                      1995 VS. 1994            1994 VS. 1993
                               1995         1994          1993            CHANGE                   CHANGE
----------------------------------------------------------------------------------------------------------------
Revenues                     $465,902     $425,543      $396,228     $40,359        9%       $ 29,315         7%

Gross profit                 $219,268     $190,361      $172,711     $28,907       15%       $ 17,650        10%
   % of revenues                 47.1%        44.7%         43.6%

Operating income             $ 59,716     $ 25,741      $ 36,451     $33,975      132%       $(10,710)     (29)%
   % of revenues                 12.8%         6.0%          9.2%

In 1995, business forms revenues increased primarily because of growth in forms management products and services and the effect of sales price increases on both automotive and general business forms. Sales of businesses acquired were less than sales lost in the 1994 divestiture of certain low margin products. The company raised sales prices in 1995 to counteract the effect of rising paper costs. In 1994, sales increased because of volume growth and modest sales price increases in both automotive forms and forms management products and services.

Business forms gross profit percentage increased primarily because of the successful completion of the 1994 restructuring which improved the sales mix and reduced operating expenses. In 1995, the company experienced significantly higher paper costs accounted for under the LIFO method. The effect of the higher paper costs reported in cost of sales was offset by higher sales prices. In 1994, gross profit margin grew as a result of strong growth in higher margin automotive forms and forms management products and services revenues.

SG&A expenses were 34.3% of revenues in 1995, compared to 35.8% in 1994 and 34.4% in 1993. Higher SG&A expenses in 1994 occurred primarily because of restructuring related costs and environmental expenses.

Business forms operating income grew substantially over 1994 which included a $12,400 restructuring charge, $1,043 of restructuring related costs and $1,750 of environmental expenses. Excluding these expenses from 1994, operating income increased $18,782 or 46% over last year. This increase occurred largely as a result of a $16 million operating income improvement in general business forms and forms management products and services. 1994's operating income of $40,934 (excluding the aforementioned expenses) was 10% of sales and increased $4,483 or 12% over 1993.

FINANCIAL SERVICES

                               1995         1994          1993        1995 vs. 1994         1994 vs. 1993
                                                                          Change                Change
----------------------------------------------------------------------------------------------------------
Revenues                    $22,311      $19,488       $19,218       $2,823      14%       $  270       1%

Operating income            $13,161      $13,072       $10,565       $   89       1%       $2,507      24%
   % of revenues               59.0%        67.1%         55.0%

In 1995, average finance receivables grew 27% as a result of strong computer systems sales. Financial services revenues grew at a slower rate than receivables because interest rates on new receivables were less than those for maturing receivables. In 1994, revenues increased only slightly as the effect of higher average receivable balances was substantially offset by lower interest rates.

Financial services operating income increased only slightly in 1995 because the revenue growth was largely offset by higher interest expense. Interest expense rose because of additional borrowings required to fund the finance receivables growth. Interest rates on new borrowings were also higher than last year. Operating income increased in 1994 primarily because bad debt expenses declined $1,800 as customer defaults remained at historically low levels.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. See Note 5 to the Consolidated Financial Statements for additional disclosures regarding the company's interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Information systems strong cash flow from operating activities of $107,222 resulted from record net income. Cash invested in accounts receivable grew because of strong fourth quarter sales. Other working capital components resulted in sources of cash which more than offset accounts receivable growth. Capital expenditures of $30,750 occurred in the normal course of business with about half constituting computer equipment. The company purchased several businesses during 1995. See the Business Changes section and Note 2 to the Consolidated Financial Statements for additional information regarding these transactions. The company also returned cash to shareholders paying $16,651 of cash dividends and repurchasing $35,079 of capital stock. See the Shareholders' Equity section for a discussion of dividends and share repurchases.

Financial services operating cash flow and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 13.4% at September 30, 1995 and 12.4% at September 30, 1994. Available credit under existing revolving credit agreements was $42,450 at September 30, 1995. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. It is expected that cash balances and internally generated cash will be sufficient to fund 1996 normal operations, which include anticipated capital expenditures of about $35,000.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of November 10, 1995, none of these preferred shares was outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

The company paid cash dividends of $16,651 in 1995, $14,226 in 1994 and $11,139 in 1993. Dividends per Class A common share were $.40 in 1995, $.33 in 1994 and $.26 in 1993. Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1995, the board of directors raised the quarterly dividend 20% to $.12 per Class A common share. The company has increased cash dividends nine times since 1989 and paid dividends each year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. The company repurchased $35,079 of Class A common shares in 1995, $39,083 in 1994 and $16,500 in 1993. Average prices paid per share were $25.86 in 1995, $23.61 in 1994 and $13.50 in 1993.
The company could repurchase an additional 2,569,500 Class A common shares under existing board authorizations as of September 30, 1995.

ENVIRONMENTAL MATTERS

See Note 11 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, stock options to be accounted for under a fair value method. Companies are permitted to continue accounting for stock options under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." If APB Opinion No. 25 is followed, SFAS No. 123 requires disclosure of the pro forma effect of the new standard on net income and earnings per share. The company has not yet determined the effect on net income and earnings per share. This statement will be effective for the fiscal year ending September 30, 1997.

ITEM. 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial information required by Item 8 is contained in Item 14 of
Part IV (page 16) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age and background information for each of the Company's directors and nominees are incorporated herein by reference to the section of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders captioned "ELECTION OF DIRECTORS."

                        EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the Company, as of December 1, 1995, are:

NAME                            AGE      POSITION
----------------------------------------------------------------------------------------
Richard H. Grant, Jr.            82      Chairman of the Steering Committee and Director

David R. Holmes                  55      Chairman of the Board, President and Chief
                                         Executive Officer

Robert C. Nevin                  55      President, Business Forms Division and
                                         Director

Joseph N. Bausman                52      President, Automotive Systems Division and
                                         Director

Dale L. Medford                  45      Vice President, Corporate Finance and Chief
                                         Financial Officer, and Director

H. John Proud                    47      President, Healthcare Systems Division

Michael J. Gapinski              45      Treasurer and Assistant Secretary

Adam M. Lutynski                 53      General Counsel and Secretary

      A description of prior positions held by executive officers of the Company within the past 5 years, to the extent applicable, is as follows:

      Mr. Bausman has been President, Automotive Systems Division and Director since February 1995; prior thereto was President, Computer Systems Division.

      Mr. Proud has been President, Healthcare Systems Division since February 1995; prior thereto was Senior Vice President and General Manager, Automotive Computer Systems Group.

ITEM 11. EXECUTIVE COMPENSATION

      Information on compensation of the Company's executive officers and directors is incorporated herein by reference to the section of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The number of Common Shares of the Company beneficially owned by each five percent shareholder, director or current nominee for director, and by all directors and officers as a group as of December 1, 1995 is incorporated herein by reference to the section of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders captioned "VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                                    PART IV
                             (Dollars in thousands)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

      The following consolidated financial statements of the Company are set forth on pages 23 through 41.

         Statements of Consolidated Income - for the years ended
         September 30, 1995, 1994 and 1993

         Consolidated Balance Sheets - September 30, 1995 and 1994

         Statements of Consolidated Shareholders' Equity - for the years ended September 30, 1995, 1994 and 1993

         Statements of Consolidated Cash Flows - for the years ended September 30, 1995, 1994 and 1993

         Notes to Financial Statements (Including Supplementary Data)

(a) (2) FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1995 ARE ATTACHED HERETO:

           Schedule II         -       Valuation Accounts            Page 42

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B)   REPORTS ON FORM 8-K

      The Company has filed two reports on Form 8-K during the last quarter of the period covered by this Report reporting the resignation of William H. Seall as a director. The reports were filed on July 17 and July 19, 1995.

(C)   EXHIBITS

      The exhibits as shown in "Index of Exhibits" (pages 43-49) are filed as a part of this Report.

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

          ------------------------------------------------------------
          The Company will provide a copy of its 1995 Annual Report to
         Shareholders to those persons receiving a copy of the Form 10-K without the exhibits upon written request to:

                  ADAM M. LUTYNSKI, GENERAL COUNSEL & SECRETARY
                        THE REYNOLDS AND REYNOLDS COMPANY
                                 P. O. BOX 2608
                               DAYTON, OHIO 45401
          ------------------------------------------------------------

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  THE REYNOLDS AND REYNOLDS COMPANY

                                  By       /S/ ADAM M. LUTYNSKI
                                     ----------------------------------
                                          ADAM M. LUTYNSKI
                                          General Counsel and Secretary

Date:    December 18, 1995



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    December 18, 1995        By /S/ DAVID R. HOLMES
                                     -------------------------------------------
                                     DAVID R. HOLMES
                                     Chairman of the Board, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)



Date:    December 18, 1995        By /S/ DALE L. MEDFORD
                                     -------------------------------------------
                                     DALE L. MEDFORD
                                     Vice President, Corporate Finance and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer) and Director



Date:    December 18, 1995        By /S/ JOSEPH N. BAUSMAN
                                  ----------------------------------------------
                                     JOSEPH N. BAUSMAN
                                     President, Automotive Systems Division
                                     and Director

Date:    December 18, 1995        By       /S/ DR. DAVID E. FRY
                                     -------------------------------------------
                                          DR. DAVID E. FRY, Director


Date:    December 18, 1995        By       /S/ RICHARD H. GRANT, JR.
                                     -------------------------------------------
                                          RICHARD H. GRANT, JR.
                                          Chairman of the Steering
                                          Committee and Director


Date:    December 18, 1995         By      /S/ RICHARD H. GRANT, III
                                     -------------------------------------------
                                          RICHARD H. GRANT, III, Director


Date:    December 18, 1995        By       /S/ ROBERT C. NEVIN
                                     -------------------------------------------
                                          ROBERT C. NEVIN
                                          President, Business Forms Division
                                          and Director


Date:    December 18, 1995        By       /S/ GAYLE B. PRICE, JR.
                                     -------------------------------------------
                                          GAYLE B. PRICE, JR., Director


Date:    December 18, 1995        By       /S/ KENNETH W. THIELE
                                     -------------------------------------------
                                          KENNETH W. THIELE, Director


Date:    December 18, 1995        By       /S/ MARTIN D. WALKER
                                     -------------------------------------------
                                          MARTIN D. WALKER, Director

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(a)(1) and (2); 14(c) and (d)
                  Financial Statements, Schedules and Exhibits
                          Year Ended September 30, 1995
                        The Reynolds and Reynolds Company
                                  Dayton, Ohio

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY



November 10, 1995


To Our Shareholders:

The management of The Reynolds and Reynolds Company is responsible for accurately and objectively preparing the company's consolidated financial statements. These statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's best estimates and judgments. Management believes that the financial information in this annual report is free from material misstatement.

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

The company's independent auditors, Deloitte & Touche LLP, perform an independent audit of the company's consolidated financial statements. They have access to minutes of board meetings, all financial information and other corporate records. Their audit is conducted in accordance with generally accepted auditing standards and includes consideration of the system of internal controls. Their report is included in this annual report on page 21.

Another level of control resides with the audit committee of the company's board of directors. The committee, comprised of directors who are not members of management, oversees the company's financial reporting process. They recommend to the board, subject to shareholder approval, the selection of the company's independent auditors. They discuss the overall audit scope and the specific audit plans with the independent auditors and the internal auditors. This committee also meets regularly (separately and jointly) with the independent auditors, the internal auditors and management to discuss the results of those audits, the evaluation of internal controls, the quality of financial reporting and specific accounting and reporting issues.

David R. Holmes                                Dale L. Medford
Chairman, President and                        Vice President, Corporate Finance
Chief Executive Officer                        and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT




The Shareholders of The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 1995 and 1994, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedules included at Item 14(a) (2). These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the Consolidated Financial Statements, in 1993, the company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.



/s/  DELOITTE & TOUCHE LLP
--------------------------

Dayton, Ohio
November 10, 1995

                        CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statement No. 33-56045 of The Reynolds and Reynolds Company on Form S-8, Post-Effective Amendments No. 1 and No. 2 to Registration Statement No. 33-48546 of The Reynolds and Reynolds Company on Form S-3, Post-Effective Amendment No. 1 to Registration Statement No. 33-51895 of The Reynolds and Reynolds Company on Form S-3, Pre-Effective Amendment No. 1 to Registration Statement No. 33-58877 of The Reynolds and Reynolds Company on Form S-3, Pre-Effective Amendment No. 1 to Registration Statement No. 33-61725 of The Reynolds and Reynolds Company on Form S-3, Registration Statement No. 33-59615 of The Reynolds and Reynolds Company on Form S-3 and Registration Statement No. 33-59617 of The Reynolds and Reynolds Company on Form S-3 of our report dated November 10, 1995, which includes an explanatory paragraph concerning a change in the method of accounting for post-retirement benefits other than pensions in 1993, appearing in this Annual Report on Form 10-K of The Reynolds and Reynolds Company for the year ended September 30, 1995, and to the reference to us under the heading "Experts" in the Prospectus, which is part of such Registration Statements.



/s/  DELOITTE & TOUCHE LLP
--------------------------

Dayton, Ohio
December 18, 1995

                        STATEMENTS OF CONSOLIDATED INCOME
                      (In thousands except per share data)

FOR THE YEARS ENDED SEPTEMBER 30                         1995              1994            1993
-----------------------------------------------------------------------------------------------
Net Sales and Revenues
  Information systems

    Products                                         $621,909          $564,976        $497,974
    Services                                          266,671           224,330         179,774
                                                     --------          --------        --------
    Total information systems                         888,580           789,306         677,748
  Financial services                                   22,311            19,488          19,218
                                                     --------          --------        --------
  Total net sales and revenues                        910,891           808,794         696,966
                                                     --------          --------        --------
Costs and Expenses
  Cost of sales
    Products                                          363,303           333,630         297,339
    Services                                          107,342            96,284          72,375
                                                     --------          --------        --------
    Total cost of sales                               470,645           429,914         369,714
  Selling, general and administrative expenses        294,081           261,997         227,502
  Restructuring charge                                                   12,400
  Financial services                                    9,150             6,416           8,653
                                                     --------          --------        --------
  Total costs and expenses                            773,876           710,727         605,869
                                                     --------          --------        --------
Operating Income                                      137,015            98,067          91,097
                                                     --------          --------        --------
Other Charges (Income)
  Interest expense                                      3,779             3,820           3,690
  Interest income                                      (1,674)           (1,449)         (1,701)
  Other                                                (1,845)           (1,626)           (176)
                                                     --------          --------        --------
  Total other charges                                     260               745           1,813
                                                     --------          --------        --------
Income Before Income Taxes                            136,755            97,322          89,284
Provision for Income Taxes                             58,161            31,118          36,762
                                                     --------          --------        --------
Income Before Effect of Accounting Change              78,594            66,204          52,522
Effect of Accounting Change                                                             (19,106)
                                                     --------          --------        --------
Net Income                                           $ 78,594          $ 66,204        $ 33,416
                                                     ========          ========        ========

Earnings Per Common Share
  Income before effect of accounting change             $1.85             $1.51           $1.20
  Effect of accounting change                                                              (.44)
                                                        -----             -----           -----
  Net income                                            $1.85             $1.51           $ .76
                                                        =====             =====           =====
Average Number of Common Shares Outstanding            42,516            43,781          43,787
                                                       ======            ======          ======

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

SEPTEMBER 30                                                       1995          1994
---------------------------------------                        ----------------------
INFORMATION SYSTEMS ASSETS
Current Assets
  Cash and equivalents                                         $ 18,366      $ 20,230
                                                               --------      --------
  Accounts receivable (less allowance for doubtful accounts:
    1995--$3,166;1994--$2,683)                                  114,617       101,872
                                                               --------      --------
  Inventories
    Finished products                                            33,064        31,027
    Work in process                                               1,541         1,720
    Raw materials and supplies                                    3,191         4,527
                                                               --------      --------
    Total inventories                                            37,796        37,274
                                                               --------      --------
  Deferred income taxes                                          10,912         8,832
                                                               --------      --------
  Prepaid expenses and other assets                               6,500         7,308
                                                               --------      --------
  Total current assets                                          188,191       175,516
                                                               --------      --------
Property, Plant and Equipment
  Land and improvements                                           8,237         7,659
  Buildings and improvements                                     70,678        65,900
  Machinery and equipment                                       168,761       158,303
  Furniture and other                                            28,216        26,242
  Construction in progress                                        6,154         2,748
                                                               --------      --------
  Total property, plant and equipment                           282,046       260,852
  Less accumulated depreciation                                 153,584       143,367
                                                               --------      --------
  Net property, plant and equipment                             128,462       117,485
                                                               --------      --------
Intangible Assets
  Goodwill                                                      101,275        78,277
  Software licensed to customers                                 15,063        14,413
  Other                                                          13,551        10,816
                                                               --------      --------
  Total intangible assets                                       129,889       103,506
                                                               --------      --------
Other Assets                                                     42,959        34,085
                                                               --------      --------
Total Information Systems Assets                                489,501       430,592
                                                               --------      --------

FINANCIAL SERVICES ASSETS
Finance Receivables                                             264,901       202,620
Cash and Other Assets                                             1,064         1,487
                                                               --------      --------
Total Financial Services Assets                                 265,965       204,107
                                                               --------      --------

TOTAL ASSETS                                                   $755,466      $634,699
                                                               ========      ========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities
  Current portion of long-term debt                            $    714      $    287
  Notes payable                                                   9,492
  Accounts payable
    Trade                                                        32,636        28,853
    Other                                                         6,715         4,340
  Accrued liabilities
    Compensation                                                 26,838        23,407
    Income taxes                                                  8,886         2,147
    Other                                                        34,301        27,953
  Deferred revenues                                               6,251         3,052
                                                               --------      --------
  Total current liabilities                                     125,833        90,039
                                                               --------      --------
Long-Term Debt                                                   41,443        41,014
                                                               --------      --------
Other Liabilities
  Postretirement medical                                         35,462        33,566
  Pensions                                                       18,285        16,028
  Other                                                           1,406         2,823
                                                               --------      --------
  Total other liabilities                                        55,153        52,417
                                                               --------      --------
Total Information Systems Liabilities                           222,429       183,470
                                                               --------      --------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                   131,675       104,363
Deferred Income Taxes                                            67,159        51,602
Other Liabilities                                                 1,648         2,225
                                                               --------      --------
Total Financial Services Liabilities                            200,482       158,190
                                                               --------      --------
SHAREHOLDERS' EQUITY
Capital Stock
  Preferred
  Class A common                                                 25,628        26,067
  Class B common                                                    313           313
Additional Paid-In Capital                                       15,815         2,557
Other Adjustments                                                (3,581)       (2,566)
Retained Earnings                                               294,380       266,668
                                                               --------      --------
Total Shareholders' Equity                                      332,555       293,039
                                                               --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $755,466      $634,699
                                                               ========      ========


See Notes to Consolidated Financial Statements.

                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                      (In thousands except per share data)

FOR THE YEARS ENDED SEPTEMBER 30                     1995          1994           1993
--------------------------------------------------------------------------------------
Capital Stock
  Class A common
    Balance, beginning of year                   $ 26,067     $  13,199       $ 13,401
    Stock split effective March 1, 1994                          13,199
    Capital stock issued                              420           670            199
    Converted from Class B common                                    63
    Capital stock repurchased                        (848)       (1,035)          (382)
    Capital stock retired                             (11)          (29)           (19)
                                                 --------     ---------       --------
    Balance, end of year                           25,628        26,067         13,199
                                                 --------     ---------       --------
  Class B common
    Balance, beginning of year                        313           188            188
    Stock split effective March 1, 1994                             188
    Converted to Class A common                                     (63)
                                                 --------     ---------       --------
    Balance, end of year                              313           313            188
                                                 --------     ---------       --------
Additional Paid-In Capital
  Balance, beginning of year                        2,557         2,693          7,221
  Stock split effective March 1, 1994                           (13,387)
  Capital stock issued                             12,507        15,315          3,446
  Capital stock repurchased                                      (2,177)        (8,518)
  Capital stock retired                              (451)         (999)          (746)
  Tax benefits from stock options                   1,202         1,112          1,290
                                                 --------     ---------       --------
  Balance, end of year                             15,815         2,557          2,693
                                                 --------     ---------       --------
Other Adjustments
  Balance, beginning of year                       (2,566)       (3,316)           (22)
  Foreign currency translation                         28          (328)        (2,460)
  Minimum pension liability                        (1,043)        1,078           (834)
                                                 --------     ---------       --------
  Balance, end of year                             (3,581)       (2,566)        (3,316)
                                                 --------     ---------       --------
Retained Earnings
  Balance, beginning of year                      266,668       250,561        235,884
  Net income                                       78,594        66,204         33,416
  Cash dividends
    Class A common (1995--$.40 PER SHARE;
      1994--$.33 per share; 1993--
      $.26 per share)                             (16,451)      (14,036)       (10,983)
    Class B common (1995--$.02 PER SHARE;
      1994--$.0165 per share; 1993--
      $.013 per share)                               (200)         (190)          (156)
  Capital stock repurchased                       (34,231)      (35,871)        (7,600)
                                                 --------     ---------       --------
  Balance, end of year                            294,380       266,668        250,561
                                                 --------     ---------       --------
Total Shareholders' Equity                       $332,555     $ 293,039       $263,325
                                                 ========     =========       ========


See Notes to Consolidated Financial Statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

FOR THE YEARS ENDED SEPTEMBER 30                                   1995             1994             1993
---------------------------------------------------------------------------------------------------------
INFORMATION SYSTEMS
Cash Flows Provided by Operating Activities                   $ 107,222        $  94,956        $  63,967
                                                              ---------        ---------        ---------
Cash Flows Provided by (Used for) Investing Activities
   Business combinations                                        (20,824)          (9,814)         (40,072)
   Capital expenditures                                         (30,750)         (27,888)         (18,895)
   Net proceeds from sales of assets                              3,744            8,312            2,285
   Proceeds from sale of receivables                              6,000
   Capitalization of software licensed to customers              (3,471)          (2,695)            (391)
   (Advances to) repayments from financial services              (9,708)             336            3,637
                                                              ---------        ---------        ---------
   Net cash used for investing activities                       (55,009)         (31,749)         (53,436)
                                                              ---------        ---------        ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                          1,254            1,250           11,716
   Principal payments on debt                                    (5,051)          (2,266)          (9,429)
   Cash dividends paid                                          (16,651)         (14,226)         (11,139)
   Capital stock issued                                           1,422            1,882            2,880
   Capital stock repurchased                                    (35,079)         (39,083)         (16,500)
                                                              ---------        ---------        ---------
   Net cash used for financing activities                       (54,105)         (52,443)         (22,472)
                                                              ---------        ---------        ---------
Effect of Exchange Rate Changes on Cash                              28               29           (2,460)
                                                              ---------        ---------        ---------
Increase (Decrease) in Cash and Equivalents                      (1,864)          10,793          (14,401)
Cash and Equivalents, Beginning of Year                          20,230            9,437           23,838
                                                              ---------        ---------        ---------
Cash and Equivalents, End of Year                             $  18,366        $  20,230        $   9,437
                                                              =========        =========        =========
FINANCIAL SERVICES
Cash Flows Provided by Operating Activities                   $  13,854        $  10,767        $   7,201
                                                              ---------        ---------        ---------
Cash Flows Provided by (Used for) Investing Activities
   Finance receivables originated                              (115,643)         (81,940)         (62,898)
   Collections on finance receivables                            64,232           55,038           58,179
                                                              ---------        ---------        ---------
   Net cash used for investing activities                       (51,411)         (26,902)          (4,719)
                                                              ---------        ---------        ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                         70,000           41,650           40,000
   Principal payments on debt                                   (42,688)         (24,975)         (38,812)
   Advances from (repayments to) information systems              9,708             (336)          (3,637)
                                                              ---------        ---------        ---------
   Net cash provided by (used for) financing activities          37,020           16,339           (2,449)
                                                              ---------        ---------        ---------
Increase (Decrease) in Cash and Equivalents                        (537)             204               33
Cash and Equivalents, Beginning of Year                           1,200              996              963
                                                              ---------        ---------        ---------
Cash and Equivalents, End of Year                             $     663        $   1,200        $     996
                                                              =========        =========        =========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its domestic and foreign subsidiaries and present details of revenues, expenses, assets, liabilities and cash flows for both information systems and financial services. Information systems is comprised of the company's computer systems and business forms operations. Financial services is comprised of Reyna Financial Corporation, the company's wholly-owned financial services subsidiary and a similar operation in Canada. In accordance with industry practice, the assets and liabilities of information systems are classified as current or non-current and those of financial services are unclassified. Intercompany balances and transactions between the consolidated companies are eliminated.

CASH AND EQUIVALENTS

For purposes of reporting cash flows, cash and equivalents includes cash on hand, cash deposits and investments with maturities of three months or less at the time of purchase.

TRANSFER OF RECEIVABLES

The company has entered into an agreement to transfer a percentage interest in a pool of accounts receivable. Under terms of the agreement, which is accounted for as a sale of receivables, the transferee advances the company funds equal to the face value of the receivables transferred. Monthly, the company pays the transferee a discount, based on market interest rates, on the uncollected receivable balances. The company may transfer up to $10,000 of receivables under this agreement, which expires September 30, 1998. At September 30, 1995, the company has transferred $6,000 of receivables. The transferee also has a collateral interest in $1,500 of other receivables at September 30, 1995.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of domestic business forms inventories are determined by the last-in, first-out (LIFO) method. At September 30, 1995 and 1994, LIFO inventories were $27,928 and $29,341, respectively. These inventories determined by the first-in, first-out
(FIFO) method would increase by $7,096 in 1995, $4,256 in 1994 and $4,203 in 1993. For other inventories, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful service lives of the assets or asset groups, principally on the straight-line method for financial reporting purposes. Estimated asset lives are:

                                                                           Years
--------------------------------------------------------------------------------
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

INTANGIBLE ASSETS

The excess of cost over net assets of companies acquired is recorded as goodwill and amortized on a straight-line basis typically over five to forty years. The company periodically reviews goodwill balances for impairment based on the expected future cash flows of the related businesses acquired. Amortization expense was $8,530 in 1995, $5,707 in 1994 and $2,609 in 1993. At September 30,
1995 and 1994, the accumulated amortization was $25,644 and $17,114, respectively.

The company capitalizes certain costs of developing its software products. Upon completion of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from five to seven years. Amortization expense for software licensed to customers was $3,746, $4,059 and $3,936 during the years ended September 30, 1995, 1994 and 1993, respectively. At September 30, 1995 and 1994, the accumulated amortization was $39,347 and $35,626, respectively.

Other intangible assets are amortized over periods ranging from three to fifteen years. Amortization expense was $2,165 in 1995, $1,688 in 1994 and $1,800 in 1993. At September 30, 1995 and 1994, the accumulated amortization was $8,099 and $8,252, respectively.

REVENUE RECOGNITION - INFORMATION SYSTEMS

Information systems revenues consist of both product sales and service revenues. Product sales, including computer hardware, software licenses and business forms, are generally recorded upon shipment to customers. In certain instances, computer systems sales are not recognized until installation is completed. In most cases, computer systems product sales are financed for customers through the company's wholly-owned financial services subsidiary. Upon shipment of computer systems, the company records sales and finance receivables pending customer acceptance. These receivables pending customer acceptance are transferred to interest bearing receivables when installation is completed. Under certain forms management contractual arrangements, custom forms are stored for future delivery to customers, and are recognized as revenue when title passes and the customer has been invoiced. Service revenues, which include computer hardware maintenance, software support, training and forms management services, are recorded ratably over the contract period or as services are performed. Forms management services represent fees for inventory management and warehousing services. Forms management services may be included in product sales or separately billed to customers.

REVENUE RECOGNITION - FINANCIAL SERVICES

Financial services revenues consist primarily of interest earned on financing the company's computer systems product sales. Revenues are recognized over the lives of financing contracts, generally five to seven years, using the interest method.

LEASE OBLIGATIONS

The company leases premises and equipment under various operating lease agreements. As of September 30, 1995, future minimum lease payments relating to these agreements were $15,774 in 1996, $11,185 in 1997, $5,971 in 1998, $2,949
in 1999 and $1,498 in 2000. Rental expenses were $19,408 in 1995, $19,577 in
1994 and $18,111 in 1993.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. These costs were $20,978 in 1995, $18,115 in 1994 and $12,354 in 1993.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Temporary differences result principally from financial services product financing activities, postretirement benefits and different depreciation methods. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiary because, for the most part, those earnings are permanently reinvested. Undistributed earnings of the foreign subsidiary at September 30, 1995 were $18,148. The calculation of the unrecognized deferred income tax liability on these earnings is not practicable.

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

BUSINESS FORMS RESTRUCTURING

During the third quarter of 1994, the company recorded a restructuring charge of $12,400 for costs to be incurred in the disposal of part of its computer paper product line and the consolidation of certain custom business forms printing operations. This transaction generated $11,500 of income tax benefits which more than offset the negative after-tax effect of the restructuring charge. During the third quarter of 1995 this restructuring was completed and the costs incurred approximated those originally accrued.

2.  BUSINESS CHANGES

BUSINESS COMBINATIONS

The company purchased several businesses in the automotive, healthcare and general business forms markets during the last three years. The businesses purchased in 1995 had annual sales of $56,000. Those businesses acquired in 1994 and 1993 had annual sales of $32,000 and $72,000, respectively. The business combinations were financed with a combination of cash, notes payable and stock as reported in the table below. The issuances of notes payable and capital stock were considered non-cash transactions for accounting purposes and were not included in the statements of cash flows. These business combinations were accounted for as purchases and the accounts of the acquired businesses were included in the company's financial statements since the dates of acquisition. In connection with these business combinations, the company recorded goodwill of $31,367 in 1995, $18,979 in 1994 and $20,603 in 1993. This goodwill is being amortized on a straight-line basis over five to fifteen years. Under the terms of some of the purchase agreements, the company may be required to make additional payments, contingent on the sales and profitability of the business purchased. These payments, if made, will either be expensed in the period incurred or charged to goodwill. Contingent payments may be made through 2006.

COMPONENTS OF PURCHASE PRICES

                                                     1995           1994          1993
---------------------------------------------------------------------------------------
Cash                                                $20,824       $ 9,814       $40,072
Notes payable                                         9,492
Capital stock issued (1995 -- 413,788 SHARES;
   1994 -- 612,692 shares)                           11,383        13,075
                                                    -------       -------       -------
Totals                                              $41,699       $22,889       $40,072
                                                    =======       =======       =======

DIVESTITURE

On June 10, 1994, the company completed the sale of its French subsidiary, Reynolds and Reynolds S.A., to Turbodata N.V. of Belgium, and recorded an after-tax gain of $236. In 1993, this subsidiary reported sales of $18,000 and a net loss of $500.

3.  INCOME TAXES

PROVISION FOR INCOME TAXES

                                                          1995            1994            1993
------------------------------------------------------------------------------------------------
Current
   Federal                                              $ 36,800        $ 20,340        $ 31,225
   State and local                                         9,221           4,121           7,212
   Foreign                                                  (276)           (380)            410
Deferred
  Financial services product financing activities         15,557           9,538           2,321
  Depreciation                                             2,774          (5,778)             73
  Capital losses                                           2,814          (3,900)           (169)
  Capital losses valuation allowance                      (1,800)          2,198             169
  Other                                                   (6,929)          4,979          (4,479)
                                                        --------        --------        --------
Provision for income taxes                              $ 58,161        $ 31,118        $ 36,762
                                                        ========        ========        ========
Income taxes paid (net of refunds)                      $ 39,821        $ 24,017        $ 36,340
                                                        ========        ========        ========

RECONCILIATION OF INCOME TAX RATES

                                                 1995                          1994                        1993
                                          AMOUNT       PERCENT         Amount        Percent        Amount       Percent
------------------------------------------------------------------------------------------------------------------------
Statutory federal income taxes            $47,864        35.0%         $34,062        35.0%         $31,026       34.8%
State and local taxes less federal
   income tax effect                        7,573         5.5            5,631         5.8            4,609        5.2
Divestiture of computer paper
   business                                                            (11,500)      (11.8)
Goodwill amortization
   and write-off                            2,228         1.6            3,207         3.3              900        1.0
Revaluing deferred taxes                                                                                939        1.0
Settlement of tax audits                                                                             (1,047)      (1.2)
Other                                         496          .4             (282)        (.3)             335         .4
                                          -------        ----          -------        ----          -------       ----
Provision for income taxes                $58,161        42.5%         $31,118        32.0%         $36,762       41.2%
                                          =======        ====          =======        ====          =======       ====


In August 1993, the federal income tax rate was increased from 34% to 35%, retroactive to January 1, 1993.

INFORMATION SYSTEMS DEFERRED INCOME TAX ASSETS (LIABILITIES)

                                                       1995              1994
-------------------------------------------------------------------------------
Current                                              $ 10,912          $  8,832
                                                     --------          --------
Non-current
   Postretirement medical                              14,371            13,603
   Pensions                                             5,496             5,134
   Depreciation                                       (11,341)           (8,507)
   Capital losses                                       1,853             4,667
   Capital losses valuation allowance                  (1,165)           (2,965)
   Other                                               (6,945)          (11,662)
                                                     --------          --------
   Total non-current                                    2,269               270
                                                     --------          --------
Totals                                               $ 13,181          $  9,102
                                                     ========          ========

The carryforward of capital losses expires primarily in 1997 and 1999.

4. FINANCIAL SERVICES

INCOME STATEMENTS

                                                   1995            1994            1993
----------------------------------------------------------------------------------------
Revenues                                         $ 22,311        $ 19,488        $19,218
                                                 --------        --------        -------
Expenses
  Interest expense                                  7,191           5,044          5,550
  Allowance for losses provision (benefit)           (150)           (700)         1,100
  General and administrative                        2,109           2,072          2,003
                                                 --------        --------        -------
  Total expenses                                    9,150           6,416          8,653
                                                 --------        --------        -------
Income before income taxes                         13,161          13,072         10,565
Provision for income taxes                          5,192           5,199          5,420
                                                 --------        --------        -------
Net income                                       $  7,969        $  7,873        $ 5,145
                                                 ========        ========        =======

FINANCE RECEIVABLES

                                                       1995              1994
-------------------------------------------------------------------------------
Product financing receivables                       $ 261,860         $ 205,178
Receivables pending customer acceptance                37,415            27,447
Unguaranteed residual values                           13,502            11,117
Allowance for losses                                   (3,903)           (4,854)
Unearned interest income                              (45,866)          (37,302)
Other                                                   1,893             1,034
                                                     --------          --------
Totals                                              $ 264,901         $ 202,620
                                                     ========          ========


As of September 30, 1995, product financing receivables due for each of the next five years were $83,165 in 1996, $71,791 in 1997, $55,000 in 1998, $37,416 in
1999 and $13,214 in 2000.

ALLOWANCE FOR LOSSES

                                                      1995               1994
-------------------------------------------------------------------------------
Balance, beginning of year                          $ 4,854             $ 5,846
Provision (benefit)                                    (150)               (700)
Net losses                                             (801)               (292)
                                                    -------             -------
Balance, end of year                                $ 3,903             $ 4,854
                                                    =======             =======


5.  FINANCING ARRANGEMENTS

INFORMATION SYSTEMS

                                                            1995          1994
--------------------------------------------------------------------------------
Fixed rate notes, weighted average interest rate of
  7.3%, maturing in 1996                                   $ 9,492
                                                           =======
Fixed rate notes, weighted average interest rates
  of 6.6% in 1995 and 6.7% in 1994, maturing
  through 2003                                             $42,157       $41,301
Current portion                                                714           287
                                                           -------       -------
Long-term portion                                          $41,443       $41,014
                                                           =======       =======

Loan agreements limit consolidated indebtedness and require a minimum current ratio of 1.50. Loan agreements also limit dividend payments to $39,781 as of September 30, 1995. The fair value of information systems notes maturing in 1996 was $9,525 at September 30, 1995. The fair value of information systems notes maturing through 2003 was $41,148 and $37,590 at September 30, 1995 and 1994, respectively. At September 30, 1995, debt maturities were $714 in 1996, $6,841 in 1997, $6,031 in 1998, $5,714 in 1999 and $5,714 in 2000. Interest paid was
$3,006 in 1995, $3,153 in 1994 and $3,428 in 1993.

FINANCIAL SERVICES

In the ordinary course of business, the company borrows cash to fund investments in finance receivables from the sale of the company's products. The company attempts to limit its interest rate exposure between the interest earned on fixed rate finance receivables and the interest paid on variable rate financing agreements through the use of interest rate management agreements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed rates. Ceiling agreements limit the maximum interest rates the company pays on variable rate financing agreements. Fixed interest rates do not change over the life of the agreements. Variable interest rates are reset at least every ninety days and are based on LIBOR or commercial paper indices. Net interest received or paid on these contracts is reflected in interest expense when these contracts settle. The company is exposed to credit related losses in the event of nonperformance by counterparties to the interest rate management agreements. The company attempts to minimize this credit risk by only entering into agreements with counterparties that have a Standard & Poor's rating of "A" or higher. The company also diversifies its interest rate management agreements among several financial institutions.

                                                                     Notional Amounts
                                                   Notes            Swaps         Ceilings
------------------------------------------------------------------------------------------
1995
------------------------------------------------------------------------------------------
Variable rate notes, maturing through 2000       $   61,675        $10,938        $30,625
   Weighted average interest rates paid                 6.0%           5.0%
   Weighted average interest rate received                             5.8%
   Weighted average ceiling interest rate                                             7.2%
Fixed rate notes, maturing through 1999              70,000
   Weighted average interest rate paid                  6.0%
                                                 ----------        -------        -------
Totals                                           $  131,675        $10,938        $30,625
                                                 ==========        =======        =======

1994
------------------------------------------------------------------------------------------
Variable rate notes                              $   51,200        $21,155        $18,750
   Weighted average interest rates paid                 4.2%           5.4%
   Weighted average interest rate received                             3.8%
   Weighted average ceiling interest rate                                             6.5%
Fixed rate notes                                     53,163
   Weighted average interest rate paid                  5.7%
                                                 ----------        -------        -------
Totals                                           $  104,363        $21,155        $18,750
                                                 ==========        =======        =======

Loan agreements require financial services to maintain a minimum ratio of income before income taxes and interest expense to interest expense of 1.25. The fair value of financial services debt was $131,293 and $103,266 at September 30, 1995 and 1994, respectively. At September 30, 1995, maturities of notes were $39,250 in 1996, $37,313 in 1997, $31,987 in 1998, $20,313 in 1999 and $2,812 in 2000.
Interest paid was $7,211 in 1995, $5,141 in 1994 and $5,515 in 1993.

At September 30, 1995, notional amount maturities of interest rate swap agreements were $9,063 in 1996 and $1,875 in 1997. Notional amount maturities of ceiling agreements were $10,000 in 1996, $10,000 in 1997, $8,750 in 1998 and
$1,875 in 1999. The fair value of interest rate swap agreements represented an unrecorded asset of $62 and $297 at September 30, 1995 and 1994, respectively. The fair value of interest rate ceiling agreements represented an unrecorded asset of $83 and $262 at September 30, 1995 and 1994.

REVOLVING CREDIT AGREEMENTS

Information systems and financial services share variable rate revolving credit agreements which total $60,000 and require commitment fees on unused credit. At September 30, 1995, available balances under these agreements were $42,450.

FAIR VALUES

Fair values of financial instruments are determined using interest rates available to the company for debt and interest rate management agreements with the same remaining maturities.

6. CAPITAL STOCK

                                             1995               1994               1993
-------------------------------------------------------------------------------------------

Preferred
   No par value
   Authorized shares                       60,000,000         60,000,000         60,000,000
Class A common
   Par value per share                   $       .625        $      .625        $      .625
   Authorized shares                      120,000,000         60,000,000         60,000,000
                                         ============        ===========        ===========
   Issued and outstanding shares
     Balance, beginning of year            41,707,576         42,238,022         42,883,624
     Issued                                   671,463          1,072,134            637,978
     Converted from Class B common                               100,000
     Repurchased                           (1,356,300)        (1,655,400)        (1,222,000)
     Retired                                  (17,171)           (47,180)           (61,580)
                                         ------------        -----------        -----------
     Balance, end of year                  41.005.568         41,707,576         42,238,022
                                         ============        ===========        ===========
Class B common
   Par value per share                   $     .03125        $    .03125        $    .03125
   Authorized shares                       60,000,000         30,000,000         30,000,000
   Issued and outstanding shares           10,000,000         10,000,000         12,000,000

Dividends on Class A common shares must be twenty times the dividends on Class B common shares and must be paid simultaneously. Each share of Class A common and Class B common is entitled to one vote. The Class B common shareholder may convert twenty Class B common shares to one share of Class A common. In 1994, 2,000,000 Class B common shares were converted into 100,000 Class A common shares. The company has reserved sufficient authorized Class A common shares for Class B conversions and stock option plans.

Each outstanding Class A common share has one preferred share purchase right. Each outstanding Class B common share has one-twentieth of a right. Rights become exercisable if a person or group acquires or seeks to acquire, through a tender or exchange offer, 20% or more of the company's Class A common shares. In that event, all holders of Class A common shares and Class B common shares, other than the acquirer, could exercise their rights and purchase preferred shares at a substantial discount. At the date of these financial statements, the company had no agreements or commitments with respect to the sale or issuance of the preferred shares.

On February 17, 1994, the company's board of directors approved a two-for-one common stock split. As a result of the split, on March 15, 1994, common shareholders received one additional share for each share held as of March 1, 1994. Par value remained $.625 per Class A common share and $.03125 per Class B common share. The company reclassified $13,199 to Class A common and $188 to Class B common from additional paid-in capital because par value did not change. Share and per share information presented in the accompanying financial statements reflects the stock split.

The company repurchased Class A common shares for treasury at average prices of $25.86 in 1995, $23.61 in 1994 and $13.50 in 1993. The remaining balance of shares authorized for repurchase by the board of directors was 2,569,500 at September 30, 1995. Treasury shares at September 30 were 5,204,349 in 1995, 4,519,512 in 1994 and 4,036,246 in 1993.

7.  EMPLOYEE STOCK OPTION PLANS

The company's stock option plans consist of incentive stock options and non-qualified stock options to purchase Class A common shares which are awarded to certain key employees. Stock options are generally granted at a price equal to fair market value on the date of grant. Options may be granted at any price not less than par value ($.625 at September 30, 1995). During the three years ended September 30, 1995, no options were granted at a price less than fair market value. At September 30, 1995, options to purchase 713,926 Class A common shares were exercisable and options to purchase 1,000,000 additional Class A common shares were available for future awards.

                                                                   Weighted Average
                                                  Shares Under        Option Prices
                                                        Option            Per Share
-----------------------------------------------------------------------------------
Outstanding, September 30, 1992                      1,571,796               $ 5.47
Granted                                                411,000                10.43
Exercised                                             (637,978)                5.38
Canceled                                                (4,432)                6.27
                                                     ---------
Outstanding, September 30, 1993                      1,340,386                 7.03
Granted                                              2,735,640                24.76
Exercised                                             (459,442)                6.51
Canceled                                                (9,960)               20.00
                                                     ---------
Outstanding, September 30, 1994                      3,606,624                20.51
Granted                                                368,040                25.03
Exercised                                             (273,628)                7.64
Canceled                                               (41,000)               24.38
                                                     ---------
Outstanding, September 30, 1995                      3,660,036                21.88
                                                     =========


8.  POSTRETIREMENT BENEFITS

PENSION EXPENSE

                                                      1995             1994             1993
---------------------------------------------------------------------------------------------
Defined benefit plans
   Service cost                                      $  5,384         $ 5,314         $ 3,817
   Interest on projected benefit obligation             8,463           7,546           6,543
   Actual return on plan assets                       (12,640)            (85)         (8,156)
   Net amortization and deferral                        5,535          (5,781)          1,444
                                                     --------         -------         -------
   Net periodic pension cost                            6,742           6,994           3,648
Defined contribution plans                              2,007           1,916           1,667
Multi-employer plans                                      319             255             423
                                                     --------         -------         -------
Totals                                               $  9,068         $ 9,165         $ 5,738
                                                     ========         =======         =======
Actuarial assumptions of defined benefit plans
   Discount rate                                         8.25%            7.5%            8.0%
   Rate of compensation increase                          5.0%            4.5%            5.0%
   Expected long-term rate of return on assets            9.0%            9.0%            9.5%

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

FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                                           SEPTEMBER 30, 1995                     September 30, 1994
                                                                                ABO                                  ABO
                                                       ASSETS               EXCEEDS           Assets             Exceeds
                                                   EXCEED ABO                Assets       Exceed ABO              Assets
------------------------------------------------------------------------------------------------------------------------
Defined benefit plans
   Vested benefit obligation                         $ 71,428              $ 22,200         $ 61,791            $ 16,331
                                                     ========              ========         ========            ========
   Accumulated benefit obligation (ABO)              $ 73,732              $ 23,765         $ 64,004            $ 21,013
                                                     ========              ========         ========            ========
   Projected benefit obligation (PBO)                $ 95,696              $ 26,768         $ 79,695            $ 25,159
   Fair market value of plan assets                   (87,838)               (2,187)         (75,835)             (2,664)
                                                     --------              --------         --------            --------
   PBO greater than plan assets                         7,858                24,581            3,860              22,495
   Unrecognized net loss                              (10,832)               (5,414)          (7,364)             (4,924)
   Minimum pension liability                                                  7,548                                6,257
   Unrecognized prior service cost                       (764)               (2,556)            (775)             (2,838)
   Unrecognized net asset (liability)
     being amortized over 8 to 15 years                 2,762                (2,581)           3,631              (2,784)
                                                     --------              --------         --------            --------
   Net pension (asset) liability                         (976)               21,578             (648)             18,206
Multi-employer liability                                                        219                                  225
                                                     --------              --------         --------            --------
Totals                                               $   (976)             $ 21,797         $   (648)           $ 18,431
                                                     ========              ========         ========            ========

Minimum pension liability
   Intangible asset                                                        $  5,144                             $  5,607
   Deferred income tax benefit                                                  974                                  263
   Charge to shareholders' equity                                             1,430                                  387
                                                                           --------                             --------
   Totals                                                                  $  7,548                             $  6,257
                                                                           ========                             ========

Actuarial assumptions of defined benefit plans
   PBO discount rate                                             7.875%                                 8.25%
   Rate of compensation increase                                   5.0%                                  5.0%


At September 30, 1995 and 1994, about 53% and 56% of the plans' assets were invested in cash, cash equivalents, U.S. treasury bonds and mortgage backed government agency securities. The balance of the plans' assets were invested in equities.

ACCOUNTING CHANGE

Effective October 1, 1992, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and elected to immediately recognize the transition obligation recording a cumulative effect of the accounting change of $31,500 ($19,106 or $.44 per share net of income tax benefits) in the first quarter of 1993.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

                                                       1995          1994          1993
---------------------------------------------------------------------------------------
Defined contribution plan                            $3,434        $3,416
                                                     ------        ------
Defined benefit plans
   Service cost                                         935         1,016        $  981
   Interest on accumulated benefit obligation         2,835         2,460         2,315
                                                     ------        ------        ------
   Total defined benefit plans                        3,770         3,476         3,296
                                                     ------        ------        ------
Totals                                               $7,204        $6,892        $3,296
                                                     ======        ======        ======

Actuarial assumptions of defined benefit plans
   Discount rate                                       8.25%          7.5%          7.5%
   Healthcare cost trend rate through 2007              6.0%          6.0%          6.0%
   Healthcare cost trend rate thereafter                5.0%          5.0%          5.0%

In 1994, the company introduced Retiree Medical Savings Accounts, a company funded defined contribution plan. This plan, which covers substantially all employees, will enable future retirees to purchase postretirement medical insurance from the company. Contributions are funded annually based on the company's return on equity and are the same for each eligible employee. Forfeitures of non-vested savings accounts are used to reduce contributions required by the company.

The company sponsors a defined benefit life insurance plan for substantially all employees. Upon retirement, this plan provides for a fixed death benefit to be paid to the designated beneficiary. The company also sponsors a defined benefit medical plan for employees who retired before October 1, 1993. The cost sharing provisions of the plan depend on the medical plan provisions in effect at the date of retirement. Effective October 1, 1993, the company no longer provides a defined benefit medical plan for new retirees. Future retirees may purchase postretirement medical insurance from the company using Retiree Medical Savings Accounts. Discounts from the market price of postretirement medical insurance will be provided to certain retirees based on age and length of remaining service as of October 1, 1993. These discounts are included in the determination of the accumulated benefit obligation. The company funds medical and life insurance benefits on a pay-as-you-go basis.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION

                                                   1995             1994
--------------------------------------------------------------------------
Accumulated benefit obligation
   Retirees                                      $ 21,681         $ 17,968
   Fully eligible active plan participants          6,724            6,366
   Other active plan participants                  12,455           10,802
Unrecognized net loss                              (3,798)             (45)
                                                 --------         --------
Totals                                           $ 37,062         $ 35,091
                                                 ========         ========

Actuarial assumptions
   Discount rate                                    7.875%            8.25%
   Healthcare cost trend rate through 2007            6.0%             6.0%
   Healthcare cost trend rate thereafter              5.0%             5.0%

The effect of a 1% increase in the assumed healthcare cost trend rate would have increased the service and interest cost components of postretirement medical insurance in 1995 by $155 and the accumulated benefit obligation at September 30, 1995 by $2,206.

9.  CASH FLOW STATEMENTS

                                                                         1995              1994          1993
                                                                       ----------------------------------------
INFORMATION SYSTEMS

Cash flows provided by (used for) operating activities
   Net income                                                          $ 70,625           $58,331       $28,271
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Effect of accounting change                                                                         19,106
     Depreciation and amortization                                       37,348            34,934        25,092
     Deferred income taxes                                               (3,314)           (2,484)       (4,552)
     Deferred income taxes transferred to
       financial services                                                 8,664             6,026         1,737
     Loss on sales of assets                                               (617)            3,743         1,072
     Changes in operating assets and liabilities
     Accounts receivable                                                (22,406)          (10,184)       (7,135)
     Inventories                                                          4,500             2,687         2,135
     Prepaid expenses, intangible and other assets                       (6,279)           (6,013)       (1,695)
     Accounts payable                                                     1,882             5,879        (4,319)
     Accrued and other liabilities                                       16,819             2,037         4,255
                                                                       --------           -------       -------
   Net cash provided by operating activities                           $107,222           $94,956       $63,967
                                                                       ========           =======       =======
FINANCIAL SERVICES

Cash flows provided by (used for) operating activities
   Net income                                                          $  7,969           $ 7,873        $5,145
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Deferred income taxes                                               15,557             9,538         2,321
     Deferred income taxes transferred from
       information systems                                               (8,664)           (6,026)       (1,737)
     Changes in receivables, other assets
       and other liabilities                                             (1,008)             (618)        1,472
                                                                       --------           -------       -------
   Net cash provided by operating activities                            $13,854           $10,767        $7,201
                                                                       ========           =======       =======


10.  SEGMENT REPORTING

The company operates principally in two industry segments, computer systems and business forms.

The computer systems segment provides integrated computer systems products and services to automotive and healthcare markets. The segment's products include integrated software packages, computer hardware and hardware and software installation. Services include customer training and consulting, hardware maintenance, software support, database management and financial services.

The business forms segment manufactures and distributes printed business forms and systems, custom continuous and snap out forms, specialty printed products and provides forms management services to automotive, healthcare and general business markets.

                                         Computer Systems
                                   Products &       Financial        Business
                                    Services        Services          Forms         Corporate             Totals
-----------------------------------------------------------------------------------------------------------------
1995
-----------------------------------------------------------------------------------------------------------------
Net sales and revenues               $422,678        $ 22,311        $465,902                            $910,891
Operating income                       64,138          13,161          59,716                             137,015
Income before income taxes             66,903          13,161          59,500          $(2,809)           136,755
Identifiable assets                   182,727         265,965         257,022           49,752(1)         755,466
Depreciation and amortization          21,832                          14,246            1,270             37,348
Capital expenditures                   18,462                          10,927            1,361             30,750

1994
-----------------------------------------------------------------------------------------------------------------
Net sales and revenues               $363,763        $ 19,488        $425,543                            $808,794
Operating income(2)                    59,254          13,072          25,741                              98,067
Income before income taxes(2)          61,760          13,072          25,448          $(2,958)            97,322
Identifiable assets                   139,038         204,107         242,838           48,716(1)         634,699
Depreciation and amortization          17,218                          16,746              970             34,934
Capital expenditures                   13,933                           8,502            5,453             27,888

1993
-----------------------------------------------------------------------------------------------------------------
Net sales and revenues               $281,520        $ 19,218        $396,228                            $696,966
Operating income                       44,081          10,565          36,451                              91,097
Income before income taxes             44,601          10,565          36,425          $(2,307)            89,284
Identifiable assets                   145,365         162,790         235,900           26,496(1)         570,551
Depreciation and amortization          12,972                          11,121              999             25,092
Capital expenditures                    9,889                           8,110              896             18,895


(1) Principally cash and equivalents, and corporate headquarters office building and contents.
(2) Business forms income was reduced by a $12,400 restructuring charge.


11.  CONTINGENCIES

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

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a record of decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. The company believes it is a minor participant, and has accrued its estimated share of response costs as of September 30, 1995. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. From almost all indications during an October, 1995 public meeting hosted by the EPA, it appears as if the EPA will select the remedy proposed in the engineering evaluation/cost analysis. However, until a remedy is officially selected, potential remediation costs for this site remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. The company has accrued its estimated share of response costs as of September 30, 1995. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

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

                         [REMAINDER OF PAGE LEFT BLANK]

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        First            Second           Third           Fourth
                                                       Quarter           Quarter          Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------
1995
-----------------------------------------------------------------------------------------------------------------
Net sales and revenues
   Information systems                                  $203,599         $223,138         $225,327       $236,516
   Financial services                                      5,100            5,380            5,871          5,960
                                                        --------         --------         --------       --------
   Totals                                               $208,699         $228,518         $231,198       $242,476
                                                        ========         ========         ========       ========

Costs and expenses
   Cost of sales                                        $107,758         $120,391         $120,094       $122,402
   Selling, general and administrative expenses           65,866           72,554           74,229         81,432
   Financial services                                      2,035            2,131            2,445          2,539
                                                        --------         --------         --------       --------
   Totals                                               $175,659         $195,076         $196,768       $206,373
                                                        ========         ========         ========       ========

Net income                                              $ 18,889         $ 19,330         $ 19,860       $ 20,515

Earnings per common share                               $    .44         $    .46         $    .47       $    .48

Cash dividends declared per share
   Class A common                                       $    .10         $    .10         $    .10       $    .10
   Class B common                                       $   .005         $   .005         $   .005       $   .005

Closing market prices of Class A common shares
   High                                                 $  25.88         $  28.50         $  30.63         $  36.38
   Low                                                  $  22.25         $  23.25         $  26.00         $  30.25

1994
-----------------------------------------------------------------------------------------------------------------
Net sales and revenues
   Information systems                                  $187,832         $200,644         $197,477       $203,353
   Financial services                                      4,810            4,815            4,836          5,027
                                                        --------         --------         --------       --------
   Totals                                               $192,642         $205,459         $202,313       $208,380
                                                        ========         ========         ========       ========

Costs and expenses
   Cost of sales                                        $103,839         $111,445         $106,649       $107,981
   Selling, general and administrative expenses           62,160           65,770           67,187         66,880
   Restructuring charge                                                                     12,400
   Financial services                                      1,462            1,495            1,762          1,697
                                                        --------         --------         --------       --------
   Totals                                               $167,461         $178,710         $187,998       $176,558
                                                        ========         ========         ========       ========

Net income                                              $ 14,409         $ 15,469         $ 18,097       $ 18,229

Earnings per common share                               $    .33         $    .35         $    .41       $    .42

Cash dividends declared per share
   Class A common                                        $  .075          $  .085         $   .085       $   .085
   Class B common                                        $.00375          $.00425         $ .00425       $ .00425

Closing market prices of Class A common shares
   High                                                  $ 22.81           $24.63         $  25.38       $  26.50
   Low                                                   $ 19.06           $21.19         $  19.88       $  22.50

                                                                     Schedule II

                               VALUATION ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993
                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------
       Column A                                      Column B             Column C                  Column D          Column E
                                                                    ------Additions------     ----Deductions----

                                                     Balance          Charged
       Description                                      at           to Costs       Other     Write-offs    Other      Balance
                                                    Beginning           and                     Net of                 at End
                                                     of Year         Expenses        (a)      Recoveries     (a)       of Year
------------------------------------------------------------------------------------------------------------------------------
Valuation Accounts - Deducted From Assets to Which They Apply
INFORMATION SYSTEMS
Reserves for accounts receivable:
  Year ended September 30, 1995                       2,683            1,977          202        1,696          0        3,166
  Year ended September 30, 1994                       6,090            1,040           52        4,102        397        2,683
  Year ended September 30, 1993                       3,183            2,220        4,796        4,032         77        6,090

Reserves for inventory:
  Year ended September 30, 1995                       1,503            1,660            0        1,776          0        1,387
  Year ended September 30, 1994                       1,887            1,761            0        1,943        202        1,503
  Year ended September 30, 1993                       1,832            1,380          175        1,463         37        1,887

Reserves for notes receivable:
  Year ended September 30, 1995                         731             (205)           0           55          0          471
  Year ended September 30, 1994                       3,023              575            0        2,867          0          731
  Year ended September 30, 1993                       2,858              247          142          224          0        3,023

FINANCIAL SERVICES
Reserves for finance receivables:
  Year ended September 30, 1995                       4,854             (150)           0          801          0        3,903
  Year ended September 30, 1994                       5,846             (700)           0          292          0        4,854
  Year ended September 30, 1993                       5,871            1,100            0        1,125          0        5,846

(a) Includes adjustments from translation of foreign currency to United States dollars and the effects of acquisitions and disposals of businesses.

                               INDEX OF EXHIBITS
                        Securities Exchange Act of 1934


Exhibit No.       Item
----------------------------------------------------------------------------------------------------------
(3)(a)            Amended Articles of Incorporation; incorporated by reference to Exhibit A of the Company's definitive proxy statement dated January 8, 1990 filed with the Securities and Exchange Commission.

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

(9)               Not applicable.


(10)(a)           Amended and Restated Employment Agreement with David R. Holmes dated as of October 1, 1995.

(10)(b)           Form of Amended and Restated Employment Agreement with Robert C. Nevin dated as of November 9, 1987; incorporated by reference to Exhibit
                  (10)(c) to Form 10-K for the fiscal year ended  September 30, 1987.


(10)(c)           Amendment to Amended and Restated Employment Agreement with Robert C.
                  Nevin dated as of December 1, 1989; incorporated by reference to Exhibit
                  (10)(g) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(d)           Amended and Restated Employment Agreement with Robert C. Nevin dated as of September 30, 1992; incorporated by reference to Exhibit (10)(e) to
                  Form 10-K for the fiscal year ended September 30, 1992.

(10)(e)           Amended and Restated Employment Agreement with Joseph N. Bausman dated
                  May 31, 1995.


(10)(f)           Employment Agreement with H. John Proud dated September 1, 1995.



Exhibit No.       Item
-----------------------------------------------------------------------------------------------
(10)(g)           Settlement Agreement with Wayne C. Jira dated as of November 9, 1987;
                  incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30, 1987.

(10)(h)           General form of Indemnification Agreement between the Company and each of its directors dated as of December 1, 1989; incorporated by reference to
                  Exhibit (10)(m) to Form 10-K for the fiscal year ended September 30,
                  1989.

(10)(i)           Non-Qualified Stock Option Plan -- 1980, Amended and Restated August 11,
                  1987; incorporated by reference to Exhibit (10)(h) to Form 10-K for the fiscal year ended September 30, 1987.

(10)(j)           Amendment to Non-Qualified Stock Option Plan -- 1980 dated as of December
                  8, 1989; incorporated by reference to Exhibit (10)(o) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(k)           Amended and Restated Stock Option Plan -- 1989, effective September 29,
                  1993; incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1993.

(10)(l)           Stock Option Plan - 1995; incorporated by reference to Exhibit B of the
                  Company's definitive proxy statement dated January 5, 1995.

(10)(m)           Performance Options Policy of the Compensation Committee of the Board of
                  Directors of The Reynolds and Reynolds Company under the Non-Qualified
                  Stock Option Plan -- 1980, effective October 1, 1986; incorporated by reference to Exhibit (10)(i) to Form 10-K for the fiscal year ended
                  September 30, 1987.

(10)(n)           Amendment and Restatement No. 1 to the Performance Options Policy of the
                  Compensation Committee of the Board of Directors of The Reynolds and
                  Reynolds Company under the Non-Qualified Stock Option Plan -- 1980, effective October 28, 1987; incorporated by reference to Exhibit (10)(j)
                  to Form 10-K for the fiscal year ended September 30, 1987.

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

(10)(p)           The Reynolds and Reynolds Company Supplemental Retirement Plan;
                  incorporated by reference to Exhibit (10)(G) to Form 10-K for the fiscal year ended September 30, 1980.



Exhibit No.       Item
----------------------------------------------------------------------------------------------
(10)(q)           The Reynolds and Reynolds Company Supplemental Retirement Plan; Amendment
                  No. 2, adopted on August 17, 1982; incorporated by reference to Exhibit
                  (10)(j) to Form 10-K for the fiscal year ended September 30, 1982.

(10)(r)           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                  No. 3, adopted on August 16, 1983; incorporated by reference to Exhibit
                  (10)(j) to Form 10-K for the fiscal year ended September 30, 1983.

(10)(s)           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                  No. 4, adopted on November 6, 1984; incorporated by reference to Exhibit
                  (10)(l) to Form 10-K for the fiscal year ended September 30, 1984.

(10)(t)           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                  No. 5, adopted on May 13, 1985; incorporated by reference to Exhibit
                  (10)(s) to Form 10-K for the fiscal year ended September 30, 1985.

(10)(u)           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                  No. 6, adopted on February 11, 1986; incorporated by reference to Exhibit
                  (10)(r) to Form 10-K for the fiscal year ended September 30, 1986.

(10)(v)           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                  No. 7, adopted on August 12, 1986; incorporated by reference to Exhibit
                  (10)(s) to Form 10-K for the fiscal year ended September 30, 1986.

(10)(w)           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                  No. 8, adopted on February 10, 1987; incorporated by reference to Exhibit
                  (10)(s) to Form 10-K for the fiscal year ended September 30, 1987.

(10)(x)           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                  No. 9, adopted on August 11, 1987; incorporated by reference to Exhibit
                  (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.

(10)(y)           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment
                  No. 10, adopted on May 8, 1989; incorporated by reference to Exhibit
                  (10)(dd) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(z)           The Reynolds and Reynolds Company Restated Supplemental Retirement Plan
                  adopted November 9, 1988; incorporated by reference to Exhibit (10)(ee)
                  to Form 10-K for the fiscal year ended September 30, 1989.

(10)(aa)          Resolution of the Board of Directors amending The Reynolds and Reynolds
                  Company Supplemental Retirement Plan dated as of December 1, 1989;
                  incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1989.



Exhibit No.       Item
----------------------------------------------------------------------------------------------
(10)(bb)          Resolution of the Board of Directors amending The Reynolds and Reynolds
                  Company Supplemental Retirement Plan (Amendment No. 1), dated as of
                  November 13, 1990; incorporated by reference to Exhibit (10)(ff) to Form
                  10-K for the fiscal year ended September 30, 1990.

(10)(cc)          Resolution of the Board of Directors amending The Reynolds and Reynolds
                  Company Supplemental Retirement Plan (Amendment No. 2), dated as of July
                  23, 1991; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1991.

(10)(dd)          The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment
                  No. 3, adopted August 8, 1995.

(10)(ee)          Description of The Reynolds and Reynolds Company Annual Incentive
                  Compensation Plan adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended
                  September 30, 1987.

(10)(ff)          Description of The Reynolds and Reynolds Company Amended and Restated
                  Annual Incentive Compensation Plan effective October 1, 1995.

(10)(gg)          Description of The Reynolds and Reynolds Company Intermediate Incentive
                  Compensation Plan adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(v) to Form 10-K for the fiscal year ended
                  September 30, 1987.

(10)(hh)          Resolution of the Board of Directors amending The Reynolds and Reynolds
                  Company Intermediate Incentive Compensation Plan dated as of December 1,
                  1989; incorporated by reference to Exhibit (10)(jj) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(ii)          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds Company Salaried Retirement Plan) October 1, 1995
                  Restatement.

(10)(jj)          The Reynolds and Reynolds Company Tax Deferred Savings and Protection
                  Plan ("401(k)" Plan), January 1, 1994 Restatement.

(10)(kk)          The Reynolds and Reynolds Company Tax Deferred Savings and Protection
                  Plan ("401(k)" Plan) First Amendment adopted March 31, 1995.

(10)(ll)          The Reynolds and Reynolds Company Tax Deferred Savings and Protection
                  Plan ("401(k)" Plan) Second Amendment adopted March 31, 1995.

(10)(mm)          The Reynolds and Reynolds Company Tax Deferred Savings and Protection
                  Plan ("401(k)" Plan ) Third Amendment adopted August 8, 1995.



Exhibit No.       Item
---------------------------------------------------------------------------------------------
(10)(nn)          The Reynolds and Reynolds Company Tax Deferred Savings and Protection
                  Plan ("401(k)" Plan) Fourth Amendment adopted August 8, 1995.

(10)(oo)          The Reynolds and Reynolds Company Retiree Medical Savings Account Plan
                  effective October 1, 1993.

(10)(pp)          The Reynolds and Reynolds Company Retiree Medical Savings Account Plan,
                  Amendment No. 1, adopted August 8, 1995.

(10)(qq)          General Form of Deferred Compensation Agreement between the Company and each of the following officers; incorporated by reference to Exhibit
                  (10)(p) to Form 10-K for the fiscal year ended September 30, 1983.

                  Joseph N. Bausman, R. H. Grant, III, David R. Holmes, Dale L. Medford
                     and Robert C. Nevin

(10)(rr)          Resolution of the Board of Directors and General Form of Amendment dated
                  December 1, 1989 to the Deferred Compensation Agreements between the
                  Company and each of the following officers; incorporated by reference to
                  Exhibit (10)(fff) to Form 10-K for the fiscal year ended September 30,
                  1989.

                       Joseph N. Bausman, R. H. Grant, III, David R. Holmes, Dale L. Medford
                       and Robert C. Nevin

(10)(ss)          General Form of Collateral Assignment Split-Dollar Insurance Agreement
                  and Policy and Non-Qualified Compensation and Disability Benefit
                  Agreement between the Company and each of the following officers;
                  incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1985.

                       Joseph N. Bausman, Michael J. Gapinski, R. H. Grant, III, David R.
                       Holmes, Adam M. Lutynski, Dale L. Medford and Robert C. Nevin.

(10)(tt)          Resolution of the Board of Directors and General Form of Amendment dated
                  December 1, 1989 to the Non-Qualified Compensation and Disability Benefit
                  between the Company and each of the following officers; incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended
                  September 30, 1989.

                  Joseph N. Bausman, Michael J. Gapinski, R. H. Grant, III, David R. Holmes,
                      Adam M. Lutynski, Dale L. Medford and Robert C. Nevin.



Exhibit No.       Item
----------------------------------------------------------------------------------------------
(10)(uu)          Agreement dated March 11, 1963, between the Company and Richard H. Grant,
                  Jr., restricting transfer of Class B Common Stock of the Company;
                  incorporated by reference to Exhibit 9 to Registration Statement No.
                  2-40237 on Form S-7.

(10)(vv)          Amendment dated February 14, 1984 to Richard H. Grant, Jr.'s Agreement restricting transfer of Class B Common Stock of the Company dated March
                  11, 1963; incorporated by reference to Exhibit (10)(u) to Form 10-K for the fiscal year ended September 30, 1984.

(10)(ww)          Exchange Agreement dated May 29, 1992 among the Company, Norick
                  Investment Company A Limited Partnership, Frances N. Lilly and Majorie K.
                  Norick; incorporated by reference to Exhibit 2(b) to the Company's
                  Registration Statement on Form S-3 filed with the Securities and Exchange
                  Commission on June 11, 1992 (Registration Statement No. 33-48546).

(10)(xx)          Exchange Agreement dated May 29, 1992 between the Company and Third
                  Generation Leasing Company; incorporated by reference to Exhibit 2(c) to the Company's Registration Statement on Form S-3 filed with the
                  Securities and Exchange Commission on June 11, 1992 (Registration
                  Statement No. 33-48546).

(11)              Not applicable

(12)              Not applicable

(13)              Not applicable

(18)              Not applicable

(21)              List of subsidiaries

(22)              Not applicable

(23)              Consent of Independent Auditors (contained herein on page 22)

(24)              Not applicable

(27)              Financial Data Schedule

(28)              Not applicable

(99)              Not applicable
