Form 10-Q
period 1995-12-31
REYNOLDS & REYNOLDS CO
filed 1996-02-13
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1995

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


                                 (513) 443-2000
                                ----------------
                        (Registrant's telephone number)


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

On February 9, 1996, 40,823,526 Class A common shares and 10,000,000 Class B common shares were outstanding.

                       THE REYNOLDS AND REYNOLDS COMPANY
                               TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Consolidated Income
             For the Three Months Ended December 31, 1995 and 1994                                          3

             Condensed Consolidated Balance Sheets
             As of December 31, 1995 and September 30, 1995                                                 4

             Condensed Statements of Consolidated Cash Flows
             For the Three Months Ended December 31, 1995 and 1994                                          5

             Notes to Condensed Consolidated Financial Statements                                           6

             Independent Accountants' Review Report                                                         7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations
             For the Three Months Ended December 31, 1995 and 1994                                          8


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                              11


SIGNATURES                                                                                                 12


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                      (In thousands except per share data)


                                                                                                  Three Months
                                                                                           ----------------------------
                                                                                              1995            1994
                                                                                           ------------    ------------
Net Sales and Revenues
    Information systems
        Products                                                                              $151,545        $142,362
        Services                                                                                75,588          61,237
                                                                                           ------------    ------------
        Total information systems                                                              227,133         203,599
    Financial services                                                                           6,234           5,100
                                                                                           ------------    ------------
    Total net sales and revenues                                                               233,367         208,699
                                                                                           ------------    ------------

Costs and Expenses
    Information systems
        Cost of sales
            Products                                                                            86,953          82,294
            Services                                                                            28,793          25,464
                                                                                           ------------    ------------
            Total cost of sales                                                                115,746         107,758
        Selling, general and administrative expenses                                            77,487          65,866
    Financial services                                                                           2,862           2,035
                                                                                           ------------    ------------
    Total costs and expenses                                                                   196,095         175,659
                                                                                           ------------    ------------

Operating Income                                                                                37,272          33,040
                                                                                           ------------    ------------

Other Charges (Income)
    Interest expense                                                                             1,018             818
    Interest income                                                                               (660)           (433)
    Other                                                                                         (275)           (214)
                                                                                           ------------    ------------
    Total other charges                                                                             83             171
                                                                                           ------------    ------------

Income Before Income Taxes                                                                      37,189          32,869
Provision for Income Taxes                                                                      15,803          13,980
                                                                                           ------------    ------------
Net Income                                                                                    $ 21,386        $ 18,889
                                                                                           ============    ============

Earnings Per Common Share                                                                     $   0.50           $0.44
                                                                                           ============    ============

Average Number of Common Shares Outstanding                                                     42,690          42,736
                                                                                           ============    ============

Cash Dividends Declared Per Common Share                                                      $   0.12        $   0.10
                                                                                           ============    ============

See Independent Accountants' Review Report and Notes to Condensed Consolidated Financial Statements.


                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
                                 (In thousands)


                                                                                            12/31/95         9/30/95
                                                                                           ------------    ------------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                                                     $  17,593        $ 18,366
    Accounts receivable                                                                        114,902         114,617
    Inventories                                                                                 42,027          37,796
    Other current assets                                                                        20,058          17,412
                                                                                           ------------    ------------
    Total current assets                                                                       194,580         188,191
Property, Plant and Equipment, less accumulated depreciation of
    $159,041 at 12/31/95 and $153,584 at 9/30/95                                               130,925         128,462
Goodwill                                                                                        99,294         101,275
Other Intangible Assets                                                                         27,638          28,614
Other Assets                                                                                    46,748          42,959
                                                                                           ------------    ------------
Total Information Systems Assets                                                               499,185         489,501
                                                                                           ------------    ------------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                                            274,610         264,901
Cash and Other Assets                                                                            1,382           1,064
                                                                                           ------------    ------------
Total Financial Services Assets                                                                275,992         265,965
                                                                                           ------------    ------------

TOTAL ASSETS                                                                                  $775,177        $755,466
                                                                                           ============    ============

INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                                                           $129,254        $125,833
Long-Term Debt                                                                                  41,249          41,443
Other Liabilities                                                                               54,911          55,153
                                                                                           ------------    ------------
Total Information Systems Liabilities                                                          225,414         222,429
                                                                                           ------------    ------------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                                  138,800         131,675
Other Liabilities                                                                               70,829          68,807
                                                                                           ------------    ------------
Total Financial Services Liabilities                                                           209,629         200,482
                                                                                           ------------    ------------

SHAREHOLDERS' EQUITY
Capital Stock                                                                                   25,817          25,941
Additional Paid-In Capital                                                                      16,194          15,815
Other Adjustments                                                                               (3,772)         (3,581)
Retained Earnings                                                                              301,895         294,380
                                                                                           ------------    ------------
Total Shareholders' Equity                                                                     340,134         332,555
                                                                                           ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $775,177        $755,466
                                                                                           ============    ============

See Independent Accountants' Review Report and Notes to Condensed Consolidated Financial Statements.


                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                 (In thousands)


                                                                                              1995            1994
                                                                                              ----            ----
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                                                    $18,997         $19,615
                                                                                           ------------    ------------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                                         (117)        (11,543)
    Capital expenditures                                                                        (9,214)         (6,449)
    Net proceeds from asset sales                                                                  545             871
    Capitalization of software licensed to customers                                              (824)           (395)
    Advances to financial services                                                                (920)         (1,166)
                                                                                           ------------    ------------
    Net cash flows used for investing activities                                               (10,530)        (18,682)
                                                                                           ------------    ------------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                                                        3,500
    Principal payments on debt                                                                    (178)            (53)
    Capital stock issued                                                                           314             402
    Capital stock repurchased                                                                   (9,073)        (16,997)
                                                                                           ------------    ------------
    Net cash flows used for financing activities                                                (8,937)        (13,148)
                                                                                           ------------    ------------

Effect of Exchange Rate Changes on Cash                                                           (303)           (751)
                                                                                           ------------    ------------

Decrease in Cash and Equivalents                                                                  (773)        (12,966)
Cash and Equivalents, Beginning of Period                                                       18,366          20,230
                                                                                           ------------    ------------
Cash and Equivalents, End of Period                                                            $17,593          $7,264
                                                                                           ============    ============


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                                                     $3,400          $3,047
                                                                                           ------------    ------------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                                             (28,487)        (24,764)
    Collections on finance receivables                                                          17,314          14,862
                                                                                           ------------    ------------
    Net cash flows used for investing activities                                               (11,173)         (9,902)
                                                                                           ------------    ------------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                                       15,250          12,350
    Principal payments on debt                                                                  (8,125)         (7,000)
    Advances from information systems                                                              920           1,166
                                                                                           ------------    ------------
    Net cash flows provided by financing activities                                              8,045           6,516
                                                                                           ------------    ------------

Increase (Decrease) in Cash and Equivalents                                                        272            (339)
Cash and Equivalents, Beginning of Period                                                          663           1,200
                                                                                           ------------    ------------
Cash and Equivalents, End of Period                                                               $935            $861
                                                                                           ============    ============

See Independent Accountants' Review Report and Notes to Condensed Consolidated Financial Statements.


                       THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 1995, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  CONTINGENCIES
The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at three environmental remediation sites. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability.

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a record of decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. The company believes it is a minor participant, and has accrued its estimated share of response costs as of December 31, 1995. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During the quarter ended June 30, 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. The company has accrued its estimated share of response costs as of December 31, 1995 and believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

In January 1994, by means of a special notice letter, the EPA notified the company that it was considered to be one of more than three hundred PRPs at a former drum reconditioning facility. A remedial investigation and feasibility study is complete. A record of decision has been issued, and a statement of work for the remedial design and remedial action is in circulation. The company was unable to substantiate any previous involvement with this facility and believes that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the financial statements.





See Independent Accountants' Review Report.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors,
The Reynolds and Reynolds Company:

We have reviewed the accompanying condensed consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of December 31, 1995, and the related statements of consolidated income and condensed consolidated cash flows for the three months ended December 31, 1995 and 1994. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Reynolds and Reynolds Company and subsidiaries as of September 30, 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated November 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1995 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP
Dayton, Ohio
February 12, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       THE REYNOLDS AND REYNOLDS COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                  (Dollars in thousands except per share data)


RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                           1995        1994       Change      % Change
                        ----------- -----------  ----------  -----------

Revenues                  $233,367    $208,699     $24,668        12%
Gross profit              $111,387     $95,841     $15,546        16%
Operating income           $37,272     $33,040      $4,232        13%
Net income                 $21,386     $18,889      $2,497        13%
Earnings per share           $0.50       $0.44       $0.06        14%


Consolidated revenues were the highest first quarter ever and the second highest for any quarter in the company's history. Computer systems, business forms and financial services all posted double digit percentage sales
increases, as compared to last year.   The effect of last year's business
combinations was to increase consolidated revenues about $12 million in the first quarter.

Consolidated gross profit increased to 49.0% of revenues in the first quarter, compared to 47.1% last year. Both computer systems and business forms gross profit percentage increased over last year. Selling, general and administrative expenses increased to 34.1% of revenues from 32.4% last year reflecting investments in new computer systems products.

First quarter's consolidated operating income was the highest for any quarter in the company's history. Business forms operating income increased more than 50% over last year while financial services increased 10%. Computer systems operating income declined from 1995's first quarter because of continued investments in healthcare systems and new automotive products.

The earnings per share percentage increase was slightly higher than net income's because of share repurchases which reduced outstanding shares. Annualized return on average shareholders' equity was 24%, approximating last year's.

COMPUTER SYSTEMS (excluding financial services)

                           1995        1994       Change      % Change
                        ----------- -----------  ----------  -----------

Revenues                  $110,467    $100,410     $10,057        10%
Gross profit               $55,105     $47,585      $7,520        16%
    % of revenues             49.9%       47.4%
Operating income           $16,634     $18,896     ($2,262)      -12%
    % of revenues             15.1%       18.8%


Computer systems first quarter revenues increased 8% for automotive systems and 39% for healthcare systems because of higher recurring service revenues for automotive computer systems and the effect of fiscal year 1995 acquisitions for both automotive and healthcare systems. Automotive recurring service revenues continued to grow because of the increased number of software applications supported and was responsible for automotive systems' growth. The December 31, 1995 backlog of product sales orders approximated the September 30, 1995 backlog. Business combinations contributed about $6 million of the segment's sales growth in the first quarter.

Computer systems first quarter operating income decreased from last year for both automotive and healthcare systems. Automotive systems gross profit percentage increased to 50.2% from 47.9% last year primarily because of a greater mix of higher margin recurring service revenues. However, higher SG&A expenses associated with the continued investment in new products caused operating income to decline. Operating income is expected to rise once sales of these new products increase. Healthcare systems gross profit margin increased, but it too experienced higher SG&A expenses as a result of last year's business combinations and implementing sales, marketing and product development strategies for future growth. Both automotive and healthcare systems improved their operating income from the fourth quarter of fiscal year 1995.

BUSINESS FORMS

                           1995        1994       Change      % Change
                        ----------- -----------  ----------  -----------

Revenues                  $116,666    $103,189     $13,477        13%
Gross profit               $56,282     $48,256      $8,026        17%
    % of revenues             48.2%       46.8%
Operating income           $17,266     $11,079      $6,187        56%
    % of revenues             14.8%       10.7%

Business forms revenues increased primarily as a result of strong growth in general business forms and forms management services. About $6 million or nearly half of the general business forms revenue growth resulted from 1995 business combinations. Business forms revenues also reflected higher sales prices because of fiscal year 1995's growth in paper costs.

Business forms operating income increased for both automotive forms and general business forms (including forms management services). Automotive forms operating income rose as SG&A expenses declined as a percentage of sales and offset a slight decrease in gross profit margin. General business forms operating income grew significantly as gross profit margins improved more than four percentage points. Gross profit margins improved, in large part, as a result of the 1994 restructuring which reduced low margin computer paper sales and improved the sales mix. Automotive and general business forms gross profit margins also benefited from lower LIFO inventory adjustments than last year, when paper costs were rising rapidly. The paper market was more stable during the first quarter of fiscal year 1996. General business forms SG&A expenses also declined as a percentage of revenues, primarily as a result of cost reductions from the 1994 restructuring and cost control measures.

FINANCIAL SERVICES

                           1995        1994       Change      % Change
                        ----------- -----------  ----------  -----------

Revenues                    $6,234      $5,100      $1,134        22%
Operating income            $3,372      $3,065        $307        10%
    % of revenues             54.1%       60.1%

Financial services revenues increased for the first quarter because of interest earned on higher average finance receivables. Average finance receivables increased almost 30% over last year because of strong ERA automotive systems sales over the last twelve months. Interest income did not increase as rapidly as finance receivables because interest rates on new receivables were lower on average than interest rates on maturing receivables.

Financial services operating income increased at a slower rate than revenues in the first quarter because of the effect of higher average borrowing costs. Bad debt expenses, while at historically low levels, were slightly higher than last year.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first quarter of fiscal year 1996 the company did not enter into any new interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems strong cash flows from operating activities of $18,997 resulted from information systems net income of $19,360. Depreciation and amortization expenses increased to $10,086, compared to $8,154 last year primarily because of assets recorded in connection with last year's business combinations. Capital expenditures of $9,214 occurred in the normal course of business. The company also repurchased $9,073 of capital stock in the first
quarter.   See the shareholders' equity caption of this analysis for a further discussion of share repurchases.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 13.1% at December 31, 1995 and 13.4% at September 30, 1995. Remaining credit available under existing revolving credit agreements was $35,200 at December 31, 1995. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company estimates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1996 normal operations. Capital expenditures in the ordinary course of business are anticipated to be about $35 million in 1996.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of February 12, 1996, none of these preferred shares was outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1995, the company's board of directors increased the quarterly dividend 20% to $.12 per Class A common share. The company has increased cash dividends per share nine times since 1989 and paid dividends each year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. During the first quarter of fiscal year 1996, the company repurchased 250,000 Class A common shares for $9,073, an average price of $36.29 per share. The company could repurchase an additional 2,319,500 Class A common shares under existing board of directors' authorizations as of December 31, 1995.


ENVIRONMENTAL MATTERS
See Note 2 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

                          PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)     Exhibits

                         (27) Financial Data Schedule

                 (b)     Reports on Form 8-K

                         No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE REYNOLDS AND REYNOLDS COMPANY


Date  February 12, 1996                   /s/ Dale L. Medford
     -------------------------            ------------------------------------
                                          Dale L. Medford
                                          Vice President, Corporate Finance and
                                          Chief Financial Officer