Form 10-Q
period 1996-03-31
REYNOLDS & REYNOLDS CO
filed 1996-05-14
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

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

On May 9, 1996, 40,699,800 Class A common shares and 10,000,000 Class B common shares were outstanding.

                       THE REYNOLDS AND REYNOLDS COMPANY

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three and Six Months Ended March 31, 1996 and 1995                                        3

              Condensed Consolidated Balance Sheets
              As of March 31, 1996 and September 30, 1995                                                       4

              Condensed Statements of Consolidated Cash Flows
              For the Six Months Ended March 31, 1996 and 1995                                                  5

              Notes to Condensed Consolidated Financial Statements                                              6



Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Six Months Ended March 31, 1996 and 1995                                        8


PART II.      OTHER INFORMATION

Item 4.       Results of Votes of Security Holders                                                             11

Item 6.       Exhibits and Reports on Form 8-K                                                                 11


SIGNATURES                                                                                                     12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                      (In thousands except per share data)

                                                             Three Months                          Six Months
                                                      ----------------------------         ----------------------------
                                                         1996            1995                 1996            1995
                                                      ------------    ------------         ------------    ------------
Net Sales and Revenues
    Information systems
        Products                                         $173,180        $158,196             $324,725        $300,557
        Services                                           77,358          64,942              152,946         126,180
                                                      ------------    ------------         ------------    ------------
        Total information systems                         250,538         223,138              477,671         426,737
    Financial services                                      6,466           5,380               12,700          10,480
                                                      ------------    ------------         ------------    ------------
    Total net sales and revenues                          257,004         228,518              490,371         437,217
                                                      ------------    ------------         ------------    ------------
Costs and Expenses
    Information systems
        Cost of sales
            Products                                       98,849          93,623              185,803         175,916
            Services                                       31,761          26,768               60,553          52,233
                                                      ------------    ------------         ------------    ------------
            Total cost of sales                           130,610         120,391              246,356         228,149
        Selling, general and administrative expenses       83,439          72,554              160,926         138,420
    Financial services                                      2,872           2,131                5,734           4,166
                                                      ------------    ------------         ------------    ------------
    Total costs and expenses                              216,921         195,076              413,016         370,735
                                                      ------------    ------------         ------------    ------------
Operating Income                                           40,083          33,442               77,355          66,482
                                                      ------------    ------------         ------------    ------------
Other Charges (Income)
    Interest expense                                          941             970                1,959           1,788
    Interest income                                          (326)           (289)                (986)           (722)
    Other                                                    (463)           (736)                (738)           (950)
                                                      ------------    ------------         ------------    ------------
    Total other charges (income)                              152             (55)                 235             116
                                                      ------------    ------------         ------------    ------------
Income Before Income Taxes                                 39,931          33,497               77,120          66,366
Provision For Income Taxes                                 16,973          14,167               32,776          28,147
                                                      ------------    ------------         ------------    ------------
Net Income                                                $22,958         $19,330              $44,344         $38,219
                                                      ============    ============         ============    ============
Earnings Per Common Share                                   $0.54           $0.46                $1.04           $0.90
                                                      ============    ============         ============    ============
Average Number of Common Shares Outstanding                42,435          42,185               42,563          42,464
                                                      ============    ============         ============    ============
Cash Dividends Declared Per Common Share                    $0.12           $0.10                $0.24           $0.20
                                                      ============    ============         ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995
                                 (In thousands)

                                                                                                        3/31/96      9/30/95
                                                                                                       ---------    ---------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                                                               $   6,557    $  18,366
    Accounts receivable                                                                                  119,900      114,617
    Inventories                                                                                           40,962       37,796
    Other current assets                                                                                  21,020       17,412
                                                                                                       ---------    ---------
    Total current assets                                                                                 188,439      188,191
Property, Plant and Equipment, less accumulated depreciation of
    $165,250 in 1996 and $153,584 in 1995                                                                139,221      128,462
Goodwill                                                                                                  97,492      101,275
Other Intangible Assets                                                                                   27,708       28,614
Other Assets                                                                                              51,799       42,959
                                                                                                       ---------    ---------
Total Information Systems Assets                                                                         504,659      489,501
                                                                                                       ---------    ---------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                                                      283,358      264,901
Cash and Other Assets                                                                                        390        1,064
                                                                                                       ---------    ---------
Total Financial Services Assets                                                                          283,748      265,965
                                                                                                       ---------    ---------

TOTAL ASSETS                                                                                           $ 788,407    $ 755,466
                                                                                                       =========    =========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities
    Current portion of long-term debt                                                                  $     856    $     714
    Notes payable                                                                                          7,982        9,492
    Accounts payable                                                                                      41,219       39,351
    Accrued liabilities                                                                                   74,805       76,276
                                                                                                       ---------    ---------
    Total current liabilities                                                                            124,862      125,833
Long-Term Debt                                                                                            40,941       41,443
Other Liabilities                                                                                         55,903       55,153
                                                                                                       ---------    ---------
Total Information Systems Liabilities                                                                    221,706      222,429
                                                                                                       ---------    ---------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                                            142,562      131,675
Other Liabilities                                                                                         72,816       68,807
                                                                                                       ---------    ---------
Total Financial Services Liabilities                                                                     215,378      200,482
                                                                                                       ---------    ---------

SHAREHOLDERS' EQUITY
Capital Stock                                                                                             25,724       25,941
Additional Paid-In Capital                                                                                16,743       15,815
Other Adjustments                                                                                         (3,591)      (3,581)
Retained Earnings                                                                                        312,447      294,380
                                                                                                       ---------    ---------
Total Shareholders' Equity                                                                               351,323      332,555
                                                                                                       ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                             $ 788,407    $ 755,466
                                                                                                       =========    =========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (In thousands)

                                                           1996        1995
                                                         --------    --------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities              $ 43,806    $ 39,296
                                                         --------    --------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                 (10,318)    (17,406)
    Capital expenditures                                  (19,251)    (12,649)
    Net proceeds from asset sales                           1,223       2,510
    Capitalization of software licensed to customers       (2,486)     (1,078)
    Advances to financial services                         (1,802)     (7,038)
                                                         --------    --------
    Net cash flows used for investing activities          (32,634)    (35,661)
                                                         --------    --------
Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                               3,754
    Principal payments on debt                             (1,834)       (846)
    Cash dividends paid                                    (4,955)     (4,183)
    Capital stock issued                                      707         582
    Capital stock repurchased                             (16,666)    (18,127)
                                                         --------    --------
    Net cash flows used for financing activities          (22,748)    (18,820)
                                                         --------    --------
Effect of Exchange Rate Changes on Cash                      (233)       (703)
                                                         --------    --------
Decrease in Cash and Equivalents                          (11,809)    (15,888)
Cash and Equivalents, Beginning of Period                  18,366      20,230
                                                         --------    --------
Cash and Equivalents, End of Period                      $  6,557    $  4,342
                                                         ========    ========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities              $  8,167    $  6,567
                                                         --------    --------
Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                        (58,147)    (57,315)
    Collections on finance receivables                     36,628      30,644
                                                         --------    --------
    Net cash flows used for investing activities          (21,519)    (26,671)
                                                         --------    --------
Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                  29,950      28,300
    Principal payments on debt                            (19,063)    (14,801)
    Advances from information systems                       1,802       7,038
                                                         --------    --------
    Net cash flows provided by financing activities        12,689      20,537
                                                         --------    --------
Increase (Decrease) in Cash and Equivalents                  (663)        433
Cash and Equivalents, Beginning of Period                     663       1,200
                                                         --------    --------
Cash and Equivalents, End of Period                      $      0    $  1,633
                                                         ========    ========


See Notes to Condensed Consolidated Financial Statements.

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

(2)  INVENTORIES

                                1996      1995
                             -------   -------
Finished products            $34,355   $33,064
Work in process                2,159     1,541
Raw materials and supplies     4,448     3,191
                             -------   -------
Total inventories             40,962    37,796
                             =======   =======


(3)  BUSINESS COMBINATION

On January 23, 1996, the company purchased the net assets of Jordan Graphics from Ruddick Corporation for $9.4 million, paid from existing cash balances. Jordan Graphics, a provider of business forms and forms management services to customers located primarily in the eastern United States, had 1995 sales of over $50 million. This business combination was accounted for as a purchase and the accounts of Jordan Graphics were included in the company's financial statements since the date of acquisition.

(4)  SUBSEQUENT EVENT

On April 22, 1996, the company and Duplex Products Inc., jointly announced that the companies signed a definitive merger agreement whereby the company will acquire all of the outstanding shares of Duplex at $12 per share or about $90 million. To execute the agreement, the company initiated a cash tender offer, which unless extended expires on May 17, 1996. The completion of the merger is contingent on the tender of at least 70% of the outstanding shares of Duplex. Duplex is a provider of business forms and labels, electronic printing services and forms management services to customers throughout the United States. The company intends to initially finance this transaction through existing revolving credit agreements. Ultimately, the company expects to obtain new long-term financing and retire the revolving credit agreements.

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

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a record of decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. The company believes it is a minor participant, and has accrued its estimated share of response costs as of March 31, 1996. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During the quarter ended June 30, 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. The company has accrued its estimated share of response costs as of March 31, 1996 and believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THE REYNOLDS AND REYNOLDS COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                 (Dollars in thousands except per share data)

SUBSEQUENT EVENT

On April 22, 1996, the company initiated a cash tender offer for the outstanding shares of Duplex Products Inc., a public company. Duplex, a provider of business forms and forms management services, reported 1995 sales of $276 million and a net loss of $1.9 million. See Note 4 to the Consolidated Financial Statements for additional information regarding this transaction.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                        Second Quarter                                      Six Months
                        ---------------------------------------------------------------------------------------------------
                           1996        1995       Change      % Change        1996        1995       Change      % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                  $257,004    $228,518     $28,486           12%     $490,371    $437,217     $53,154           12%
Gross profit              $119,928    $102,747     $17,181           17%     $231,315    $198,588     $32,727           16%
Operating income           $40,083     $33,442      $6,641           20%      $77,355     $66,482     $10,873           16%
Net income                 $22,958     $19,330      $3,628           19%      $44,344     $38,219      $6,125           16%
Earnings per share           $0.54       $0.46       $0.08           17%        $1.04       $0.90       $0.14           16%

Consolidated revenues for the second quarter were the highest for any quarter in the company's history. Business forms, computer systems and financial services all posted double digit percentage sales increases over last year, for both the quarter and six months. The effect of 1996 and 1995's business combinations was to increase consolidated revenues about $18 million in the second quarter and $29 million for six months.

Consolidated gross profit increased to 47.9% of information systems' revenues in the second quarter, compared to 46.0% last year. Year-to-date gross profit was 48.4% of information systems' sales, versus 46.5% last year. Both computer systems and business forms gross profit percentage increased over last year. Selling, general and administrative expenses increased to 33.3% of revenues in the second quarter from 32.5% last year and to 33.7% year-to-date from 32.4% a year ago. The increase over last year resulted from investments in the newer computer systems businesses and products.

Second quarter's consolidated operating income was also the highest for any quarter in the company's history. Business forms operating income increased 35% while financial services increased 11% as compared to last year's second quarter. Computer systems operating income increased 8% over 1995's second quarter. Year-to-date business forms and financial services operating income grew 44% and 10%, respectively. Year-to-date, computer systems operating income declined $1,105 because of the higher SG&A expenses.

Annualized return on average shareholders' equity was 25%, slightly higher than last year's.

COMPUTER SYSTEMS (excluding financial services)

                                        Second Quarter                                       Six Months
                        ------------------------------------------------   ------------------------------------------------
                           1996        1995       Change      % Change        1996        1995       Change      % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                  $117,086    $104,135     $12,951           12%     $227,553    $204,545     $23,008           11%
Gross profit               $56,564     $48,468      $8,096           17%     $111,669     $96,053     $15,616           16%
    % of revenues             48.3%       46.5%                                  49.1%       47.0%
Operating income           $16,532     $15,375      $1,157            8%      $33,166     $34,271     ($1,105)          -3%
    % of revenues             14.1%       14.8%                                  14.6%       16.8%

Computer systems revenues grew for both the second quarter and six months because of higher recurring service revenues, growing sales of newer products, strong electronic parts catalog shipments and the effect of fiscal year 1995 acquisitions. Recurring service revenues continued to grow because of the increased number of software applications supported. Newer products such as Customer Marketing Services, SalesVision, consulting and DealerNet represented a greater proportion of revenues. Business combinations contributed about $4 million of the segment's sales growth in the second quarter and $10 million year-to-date. The March 31, 1996 backlog of product sales orders was about the same as at December 31, 1995.

Computer systems second quarter operating income grew over last year because of the sales growth and gross profit margin improvement which offset higher SG&A expenses. Gross profit margins increased for both the quarter and six months primarily because of growth of higher margin recurring service revenues. Year-to-date operating income declined $1,105 because of higher SG&A expenses. SG&A expenses increased in total and as a percent of sales because of investments in newer products, including healthcare systems. Healthcare systems operating loss rose for both the second quarter and six months because of higher SG&A expenses from implementing sales, marketing and product development strategies for future growth.

BUSINESS FORMS

                                        Second Quarter                                      Six Months
                        ------------------------------------------------   ------------------------------------------------
                           1996        1995       Change      % Change        1996        1995       Change      % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                  $133,452    $119,003     $14,449           12%     $250,118    $222,192     $27,926           13%
Gross profit               $63,364     $54,279      $9,085           17%     $119,646    $102,535     $17,111           17%
    % of revenues             47.5%       45.6%                                  47.8%       46.1%
Operating income           $19,957     $14,818      $5,139           35%      $37,223     $25,897     $11,326           44%
    % of revenues             15.0%       12.5%                                  14.9%       11.7%


Business forms revenues rose for both the second quarter and six months in large part because of the effect of 1996 and 1995's business combinations which contributed sales growth of $14 million in the quarter and $19 million year-to-date. The increased sales volume from acquisitions and new accounts was partially offset by sales price pressures brought on by declining paper costs. During the second quarter of fiscal year 1996, paper prices decreased significantly, reversing much of 1995's increase.

Business forms operating income grew significantly for both the second quarter and six months as a result of the sales increase, gross margin improvement and control of SG&A expenses. Gross profit margins improved because of continuous improvement efforts in managing sales mix, account profitability and production efficiencies and lower LIFO inventory adjustments, caused by declining paper costs. SG&A expenses declined, as a percentage of sales, for both the second quarter and six months.

FINANCIAL SERVICES

                                        Second Quarter                                      Six Months
                        ------------------------------------------------   ------------------------------------------------
                           1996        1995       Change      % Change        1996        1995       Change      % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                    $6,466      $5,380      $1,086           20%      $12,700     $10,480      $2,220           21%
Operating income            $3,594      $3,249        $345           11%       $6,966      $6,314        $652           10%
    % of revenues             55.6%       60.4%                                  54.9%       60.2%


Financial services revenues increased for the second quarter and six months because of interest earned on higher average finance receivables. Average finance receivables increased more than 25% over last year because of strong computer systems sales over the last twelve months. Interest income did not increase as rapidly as finance receivables because interest rates on new receivables were lower on average than interest rates on maturing receivables.

Financial services operating income increased at a slower rate than revenues in the second quarter because of the effect of higher average borrowing costs. Bad debt expenses were slightly higher than last year.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first six months of fiscal year 1996 the company did not enter into any new interest rate management agreements because current market conditions made fixed rate debt more attractive.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Information systems strong cash flows from operating activities of $43,806 resulted primarily from information systems net income of $40,170. Depreciation and amortization expenses increased to $20,657 compared to $17,078 last year primarily because of assets recorded in connection with last year's business combinations. Capital expenditures of $19,251 occurred in the normal course of business. The company also repurchased $16,666 of capital stock in the first half of the fiscal year. See the shareholders' equity caption of this analysis for a further discussion of share repurchases.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 12.4% at March 31, 1996 and 13.4% at September 30, 1995. Remaining credit available under existing revolving credit agreements was $30,500 at March 31, 1996. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. Subsequent to March 31, 1996, and in anticipation of completing the Duplex transaction (See Note 4 to the Consolidated Financial Statements) the company repaid outstanding borrowings under revolving credit agreements with funds from financial services' new long-term borrowings. The company also negotiated an increase in the existing revolving credit agreements. Upon completion of the Duplex transaction, the company will initially finance the purchase price with these revolving credit agreements. Ultimately, the company expects to obtain new long-term financing and retire the revolving credit agreements. The company estimates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund the Duplex transaction and fiscal year 1996 normal operations. Capital expenditures in the ordinary course of business are anticipated to be about $35 million in 1996.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of May 13, 1996, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

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

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. During the first half of fiscal year 1996, the company repurchased 450,000 Class A common shares for $16,666, an average price of $37.03 per share. The company could repurchase an additional 2,119,500 Class A common shares under existing board of directors' authorizations as of March 31, 1996.


ENVIRONMENTAL MATTERS

See Note 5 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

                           PART II - OTHER INFORMATION

ITEM 4.           RESULTS OF VOTES OF SECURITY HOLDERS

                  At the Annual Meeting of Shareholders on February 15, 1996, the shareholders of the company voted on and approved the following issues.

                  Issue 1  Election of Directors

                                                                          Shares
                                           Shares For                   Withheld
                                           ----------                   --------
                  Three-year terms expiring in 1999
                  -----------------------------------
                  Dr. David E. Fry         45,733,755                    316,354
                  Richard H. Grant, III    45,926,120                    123,989
                  David R. Holmes          45,774,810                    275,299
                  Martin D. Walker         45,943,432                    106,677

                  Two-year term expiring in 1998
                  ------------------------------
                  Allan Z. Loren           45,900,253                    149,856

                  The following individuals' terms of office as directors continued after the meeting; Joseph N. Bausman, Richard H. Grant, Jr., Dale L. Medford, Robert C. Nevin, Gayle B. Price, Jr. and Kenneth W. Thiele.

                  Issue 2 Approval of Material Terms of a Performance-Based Incentive Plan

                  Shares For               45,413,852
                  Shares Against              417,084
                  Shares Abstain              219,173

                  Issue 3 Appointment of Deloitte & Touche LLP as Independent Auditors

                  Shares For               45,690,155
                  Shares Against              286,631
                  Shares Abstain               73,323

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (27) Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE REYNOLDS AND REYNOLDS COMPANY

Date  May 13, 1996                      /s/ Dale L. Medford
     -------------                      -------------------
                                        Dale L. Medford
                                        Vice President, Corporate Finance and
                                        Chief Financial Officer