Form 10-Q
period 1996-06-30
REYNOLDS & REYNOLDS CO
filed 1996-08-13
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

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
Yes X No
   --   --

On August 9, 1996, 40,586,227 Class A common shares and 10,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three and Nine Months Ended June 30, 1996 and 1995         3

              Condensed Consolidated Balance Sheets
              As of June 30, 1996 and September 30, 1995                         4

              Condensed Statements of Consolidated Cash Flows
              For the Nine Months Ended June 30, 1996 and 1995                   5

              Notes to Condensed Consolidated Financial Statements               6



Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Nine Months Ended June 30, 1996 and 1995         8


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                      13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                      (In thousands except per share data)

                                                             Three Months              Nine Months
                                                       ----------------------    ----------------------
                                                         1996         1995         1996         1995
                                                       ---------    ---------    ---------    ---------
Net Sales and Revenues
    Information systems
        Products                                       $ 199,312    $ 156,727    $ 524,037    $ 457,284
        Services                                          81,145       68,600      234,091      194,780
                                                       ---------    ---------    ---------    ---------
        Total information systems                        280,457      225,327      758,128      652,064
    Financial services                                     6,592        5,871       19,292       16,351
                                                       ---------    ---------    ---------    ---------
    Total net sales and revenues                         287,049      231,198      777,420      668,415
                                                       ---------    ---------    ---------    ---------
Costs and Expenses
    Information systems
        Cost of sales
            Products                                     114,728       93,159      300,531      269,075
            Services                                      31,908       26,935       92,461       79,168
                                                       ---------    ---------    ---------    ---------
            Total cost of sales                          146,636      120,094      392,992      348,243
        Selling, general and administrative expenses      94,314       74,229      255,240      212,649
    Financial services                                     2,871        2,445        8,605        6,611
                                                       ---------    ---------    ---------    ---------
    Total costs and expenses                             243,821      196,768      656,837      567,503
                                                       ---------    ---------    ---------    ---------

Operating Income                                          43,228       34,430      120,583      100,912
                                                       ---------    ---------    ---------    ---------
Other Charges (Income)
    Interest expense                                       1,332          972        3,291        2,760
    Interest income                                         (416)        (436)      (1,402)      (1,158)
    Other                                                   (370)        (540)      (1,108)      (1,490)
                                                       ---------    ---------    ---------    ---------
    Total other charges (income)                             546           (4)         781          112
                                                       ---------    ---------    ---------    ---------

Income Before Income Taxes                                42,682       34,434      119,802      100,800
Provision for Income Taxes                                18,374       14,574       51,150       42,721
                                                       ---------    ---------    ---------    ---------
Net Income                                             $  24,308    $  19,860    $  68,652    $  58,079
                                                       =========    =========    =========    =========

Earnings Per Common Share                              $    0.57    $    0.47    $    1.61    $    1.37
                                                       =========    =========    =========    =========

Average Number of Common Shares Outstanding               42,719       42,480       42,615       42,469
                                                       =========    =========    =========    =========

Cash Dividends Declared Per Common Share               $    0.12    $    0.10    $    0.36    $    0.30
                                                       =========    =========    =========    =========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                 (In thousands)

                                                                   6/30/96      9/30/95
                                                                  ---------    ---------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                          $   5,543    $  18,366
    Accounts receivable                                             167,138      114,617
    Inventories                                                      53,109       37,796
    Other current assets                                             46,694       17,412
                                                                  ---------    ---------
    Total current assets                                            272,484      188,191
Property, Plant and Equipment, less accumulated depreciation of
    $168,371 in 1996 and $153,584 in 1995                           162,050      128,462
Goodwill                                                             95,842      101,275
Other Intangible Assets                                              26,821       28,614
Other Assets                                                         50,209       42,959
                                                                  ---------    ---------
Total Information Systems Assets                                    607,406      489,501
                                                                  ---------    ---------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                 296,049      264,901
Cash and Other Assets                                                 1,141        1,064
                                                                  ---------    ---------
Total Financial Services Assets                                     297,190      265,965
                                                                  ---------    ---------

TOTAL ASSETS                                                      $ 904,596    $ 755,466
                                                                  =========    =========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                               $ 155,121    $ 125,833
Long-Term Debt                                                       90,629       41,443
Other Liabilities                                                    58,484       55,153
                                                                  ---------    ---------
Total Information Systems Liabilities                               304,234      222,429
                                                                  ---------    ---------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                       155,846      131,675
Other Liabilities                                                    72,657       68,807
                                                                  ---------    ---------
Total Financial Services Liabilities                                228,503      200,482
                                                                  ---------    ---------

SHAREHOLDERS' EQUITY
Capital Stock                                                        25,781       25,941
Additional Paid-In Capital                                           17,804       15,815
Other Adjustments                                                    (3,536)      (3,581)
Retained Earnings                                                   331,810      294,380
                                                                  ---------    ---------
Total Shareholders' Equity                                          371,859      332,555
                                                                  ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 904,596    $ 755,466
                                                                  =========    =========

See Notes to Condensed Consolidated Financial Statements.

               THE REYNOLDS AND REYNOLDS COMPANY AND SUBSIDIARIES
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (In thousands)

                                                                   1996        1995
                                                                 --------    --------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                      $ 75,310    $ 77,115
                                                                 --------    --------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                         (77,523)    (18,885)
    Capital expenditures                                          (27,787)    (22,577)
    Net proceeds from asset sales                                   5,958       3,159
    Capitalization of software licensed to customers               (3,307)     (2,255)
    Repayments from (advances to) financial services                3,518      (7,366)
                                                                 --------    --------
    Net cash flows used for investing activities                  (99,141)    (47,924)
                                                                 --------    --------

Cash Flows Provided By (Used For) Financing Activities

    Additional borrowings                                          47,491       1,254
    Principal payments on debt                                     (6,159)     (4,521)
    Cash dividends paid                                           (14,837)    (12,502)
    Capital stock issued                                            1,469         762
    Capital stock repurchased                                     (16,666)    (24,529)
                                                                 --------    --------
    Net cash flows provided by (used for) financing activities     11,298     (39,536)
                                                                 --------    --------

Effect of Exchange Rate Changes on Cash                              (290)       (372)
                                                                 --------    --------

Decrease in Cash and Equivalents                                  (12,823)    (10,717)
Cash and Equivalents, Beginning of Period                          18,366      20,230
                                                                 --------    --------
Cash and Equivalents, End of Period                              $  5,543    $  9,513
                                                                 ========    ========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                      $ 10,634    $ 10,042
                                                                 --------    --------

Cash Flows Provided By (Used For) Investing Activities

    Finance receivables originated                                (87,184)    (85,973)
    Collections on finance receivables                             56,025      47,037
                                                                 --------    --------
    Net cash flows used for investing activities                  (31,159)    (38,936)
                                                                 --------    --------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                          54,033      55,000
    Principal payments on debt                                    (29,862)    (33,963)
    Advances from (repayments to) information systems              (3,518)      7,366
                                                                 --------    --------
    Net cash flows provided by financing activities                20,653      28,403
                                                                 --------    --------

Increase (Decrease) in Cash and Equivalents                           128        (491)
Cash and Equivalents, Beginning of Period                             663       1,200
                                                                 --------    --------
Cash and Equivalents, End of Period                              $    791    $    709
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

(2)  INVENTORIES

                             6/30/96   9/30/95
                             -------   -------
Finished products            $39,922   $33,064
Work in process                2,058     1,541
Raw materials and supplies    11,129     3,191
                             -------   -------
Total inventories            $53,109   $37,796
                             =======   =======


(3)  BUSINESS COMBINATIONS
On April 22, 1996 the company announced a cash tender offer to acquire the outstanding shares of Duplex Products Inc. (Duplex) for $12 per share. On May 20, 1996 the company purchased the tendered shares of Duplex for a total purchase price of $89.8 million. Duplex, a provider of business forms and labels, electronic printing and mailing services, document management programs, forms automation solutions and process analysis to customers throughout the United States, reported sales of $275 million in 1995. The company initially financed this transaction through existing revolving credit agreements. Ultimately, the company expects to obtain new long-term financing and repay the revolving credit agreement borrowings.

On January 23, 1996, the company purchased substantially all net assets of Jordan Graphics from Ruddick Corporation for $9.4 million, paid from existing cash balances. Jordan Graphics, a provider of business forms and document management services to customers located primarily in the eastern United States, had 1995 sales of over $50 million.

These business combinations were accounted for as purchases and the accounts of the acquired companies were included in the company's financial statements since their respective dates of acquisition. Goodwill recorded in accounting for the Jordan transaction is being amortized on a straight-line basis over ten years. No goodwill was recorded for the Duplex transaction.

The following unaudited pro forma results of operations give effect to the Jordan and Duplex business combinations as if they had occurred on October 1, 1994. The 1995 pro forma results combine the nine months ended June 30, 1995 for the company and Jordan and the nine months ended July 29, 1995 for Duplex. The 1996 pro forma results combine the nine months ended June 30, 1996 for all entities. These pro forma results of operations may not be indicative of the results of operations that actually would have been obtained if the business combinations had been in effect or that may be obtained in the future.

                                    9 Months   9 Months
                                      1996       1995
                                    --------   --------
Net sales and revenues              $951,121   $922,056
Income before extraordinary items     67,283     55,606
Net income                            67,283     55,606
Earnings per common share               1.58       1.31

(4)  SUBSEQUENT EVENTS
On August 6, 1996 the company's board of directors authorized a two-for-one common stock split to be paid September 17, 1996 to shareholders of record as of September 3, 1996. The board also increased the regular quarterly dividend 17% from $.12 per share ($.06 per share post split) to $.14 per share ($.07 per share post split).

At the same meeting the board also approved a new, broad-based employee stock option plan. This plan will offer substantially all employees the right to acquire a specific number of Reynolds Class A common shares at a fixed price for a term of ten years. Non qualified stock options will be awarded as of October 1 each year. The dollar value of stock options awarded to each employee will be equal to ten percent of salary. The option price will be equal to the fair market value of Reynolds Class A common shares as of the date of grant.

(5)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                               1996        1995
                                                             --------    --------
INFORMATION SYSTEMS
Net Income                                                   $ 62,250    $ 52,223
Depreciation and Amortization                                  32,097      26,623
Deferred Income Taxes                                          (3,110)       (851)
Deferred Income Taxes Transferred to Financial Services           225       7,097
Gains on Sales of Assets                                       (2,909)       (653)
Changes in Operating Assets and Liabilities
    Accounts receivable                                       (19,716)    (10,441)
    Inventories                                                 9,820       2,990
    Prepaid expenses and other current assets                  (3,870)       (504)
    Intangible and other assets                                (1,313)     (7,233)
    Accounts payable                                           (2,300)     (3,681)
    Accrued liabilities                                         2,366      10,315
    Other liabilities                                           1,770       1,230
                                                             --------    --------
Net Cash Provided by Operating Activities                    $ 75,310    $ 77,115
                                                             ========    ========

FINANCIAL SERVICES
Net Income                                                   $  6,402    $  5,856
Deferred Income Taxes                                           3,482      11,425
Deferred Income Taxes Transferred from Information Systems       (225)     (7,097)
Changes in Receivables, Other Assets and Other Liabilities        975        (142)
                                                             --------    --------
Net Cash Provided by Operating Activities                    $ 10,634    $ 10,042
                                                             ========    ========

(6)  CONTINGENCIES

The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at four environmental remediation sites. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability.

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

In January 1994, by means of a special notice letter, the EPA notified the company that it was considered to be one of more than three hundred PRPs at a former drum reconditioning facility. A remedial investigation and feasibility study is complete. A record of decision has been issued, and a statement of work for the remedial design and remedial action is in circulation. The company was unable to substantiate any previous involvement with this facility.

In connection with the acquisition of Duplex, the company became involved in one additional environmental remediation site. In 1994 Duplex was named a PRP as one of several thousand users of a solid waste landfill. At June 30, 1996 potential remediation costs are uncertain.

The company has accrued its estimated share of response costs for all four environmental remediation sites as of June 30, 1996 and believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995 (Dollars in thousands except per share data)

BUSINESS COMBINATION
On April 22, 1996 the company announced a cash tender offer to acquire the outstanding shares of Duplex Products Inc. (Duplex) for $12 per share. On May 20, 1996 the company purchased the tendered shares of Duplex for a total purchase price of $89.8 million. Duplex, headquartered in Sycamore, Illinois, provides business forms and labels, electronic printing and mailing services, document management programs, forms automation solutions and process analysis to customers throughout the United States. In 1995 Duplex reported annual sales of $275 million. At the time of the acquisition Duplex annual sales rate was about $230 million per year. The company expects Duplex sales to decline further to about $200 million as the business is integrated with existing operations and sales of lower margin products are deemphasized. During the period May 20, 1996 through June 30, 1996 Duplex operations contributed $.01 per share to the company's earnings.

FACILITY SALE
During the third quarter of 1996 the company sold its North Hollywood, California, printing facility and will consolidate operations into its Phoenix facility. This transaction resulted in a gain of $1.5 million, net of expenses associated with closing the facility and moving operations. This gain was reported as a reduction of cost of sales in the statement of consolidated income. The operating income effect of this gain was substantially offset by $.8 million of Canadian reorganization expenses and other SG&A expenses.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                   Third Quarter                           Nine Months
                     --------------------------------------  ---------------------------------------
                       1996       1995      Change % Change    1996       1995     Change   % Change
                     --------   --------   ------- --------  --------   -------    -------- --------
Revenues             $287,049   $231,198   $55,851   24%     $777,420   $668,415   $109,005   16%
Gross profits        $133,821   $105,233   $28,588   27%     $365,136   $303,821   $ 61,315   20%
Operating income     $ 43,228   $ 34,430   $ 8,798   26%     $120,583   $100,912   $ 19,671   19%
Net income           $ 24,308   $ 19,860   $ 4,448   22%     $ 68,652   $ 58,079   $ 10,573   18%
Earnings per share   $   0.57   $   0.47   $  0.10   21%     $   1.61   $   1.37   $   0.24   18%

Consolidated revenues for the third quarter were the highest for any quarter in the company's history. Business forms, computer systems and financial services all posted double digit percentage sales increases over last year, for both the quarter and nine months. Business combinations from 1995 and 1996 increased consolidated revenues about $42 million in the third quarter and $71 million for nine months.

Consolidated gross profit increased to 47.7% of information systems revenues in the third quarter, compared to 46.7% last year. Year-to-date gross profit was 48.2% of information systems sales, versus 46.6% last year. Computer systems gross profit percentage increased for both the third quarter and nine months. Business forms' gross profit margin rose over last year through nine months, but remained flat for the third quarter. Business forms third quarter gross profit margin included the effect of Duplex lower profit margins which was partially offset by the gain on the sale of the North Hollywood printing facility.

Selling, general and administrative expenses increased to 33.6% of revenues in the third quarter from 32.9% last year and to 33.7% year-to-date from 32.6% a year ago. The increase over last year resulted primarily from investments in the newer computer systems businesses and products, the Canadian reorganization and acquisition integration expenses.

Third quarter's consolidated operating income was also the highest for any quarter in the company's history. Business forms operating income increased 32% while computer systems' grew 22% and financial services rose 9% as compared to last year's third quarter. Year-to-date operating income grew 39% for business forms, 10% for financial services and 4% for computer systems.

Annualized return on average shareholders' equity was 25%, slightly higher than last year's.

COMPUTER SYSTEMS (excluding financial services)

                                    Third Quarter                             Nine Months
                    ------------------------------------------ ---------------------------------------
                     1996         1995       Change   % Change   1996       1995     Change   % Change
                    ------       ------     --------  -------- -------     ------   --------  ---------
Revenues            $121,843    $103,997    $17,846      17%   $349,396   $308,542   $40,854     13%
Gross profit        $ 59,589    $ 48,504    $11,085      23%   $171,258   $144,557   $26,701     18%
    % of revenues       48.9%       46.6%                          49.0%      46.9%
Operating income    $ 17,412    $ 14,258    $ 3,154      22%   $ 50,578   $ 48,529   $ 2,049      4%
    % of revenues       14.3%       13.7%                          14.5%      15.7%



Computer systems revenues grew for both the third quarter and nine months because of higher recurring service revenues, growing sales of newer products and the effect of fiscal year 1995 acquisitions. Higher electronic parts catalog sales also contributed to the year-to-date revenue increase. Recurring service revenues continued to grow because of the increased number of software applications supported. Sales of newer products and services such as Customer Marketing Services, SalesVision, consulting services and a document management system continued to grow. Business combinations contributed about $2 million of the segment's sales growth in the third quarter and $12 million year-to-date.

Computer systems operating income grew over last year because of the sales growth and gross profit margin improvement which offset higher SG&A expenses. Gross profit margins increased for both the quarter and nine months primarily because of growth of higher margin recurring service revenues. SG&A expenses increased in total and as a percent of sales because of investments in newer automotive products, Canadian reorganization expenses and investments in healthcare systems. Healthcare systems operating loss rose for both the third quarter and nine months because of higher SG&A expenses from implementing sales, marketing and product development strategies for future growth.

BUSINESS FORMS

                                Third Quarter                               Nine Months
                    -----------------------------------------   ---------------------------------------
                      1996         1995      Change  % Change     1996       1995     Change   % Change
                    --------     --------    -------  -------   --------   --------   -------  --------
Revenues            $158,614     $121,330    $37,284    31%     $408,732   $343,522   $65,210     19%
Gross profit        $ 74,232     $ 56,729    $17,503    31%     $193,878   $159,264   $34,614     22%
    % of revenues       46.8%        46.8%                          47.4%      46.4%
Operating income    $ 22,095     $ 16,746    $ 5,349    32%     $ 59,318   $ 42,643   $16,675     39%
    % of revenues       13.9%        13.8%                          14.5%      12.4%

Business forms revenues rose for both the third quarter and nine months primarily because of the effect of 1995 and 1996 business combinations which contributed $40 million and $59 million of the sales increase for the quarter and nine months, respectively. Sales price pressures brought on by declining paper costs have partially offset the volume gains from acquisitions and new accounts.

Gross profit margins declined from 47.5% in the second quarter to 46.8% in the third quarter primarily because of lower gross profit margins for Duplex, acquired May 20, 1996. Partially offsetting the effect of Duplex lower gross profit margins was the net gain on the sale of the North Hollywood facility. Excluding the effects of Duplex and North Hollywood, gross profit margins of 49% for the third quarter and 48.2% for the nine months improved over last year because of continuous improvement efforts in managing the sales mix, account profitability and production efficiencies. Also contributing to higher gross profit margins were lower paper costs which reduced LIFO inventory adjustments. During 1996 paper costs have declined reversing much of the increase from 1995.

Business forms third quarter operating income grew significantly, primarily as a result of higher sales. Year-to-date, operating income grew because of higher sales, increased gross profit margins and lower SG&A expenses as a percentage of sales. SG&A expenses declined as a percentage of sales from last year for both the third quarter and nine months because of the effects of the business combinations. The company is in the process of implementing steps to integrate Duplex into the company's business forms organization. The company expects that these steps will raise Duplex profit margins to those of the company's other general business forms operations when the integration process is completed.

FINANCIAL SERVICES

                               Third Quarter                       Nine Months
                    ---------------------------------- ------------------------------------
                     1996     1995     Change % Change  1996      1995     Change  % Change
                    ------   ------   ------- -------- -------   -------   ------  --------
Revenues            $6,592    $5,871    $721     12%   $19,292   $16,351   $2,941      18%
Operating income    $3,721    $3,426    $295      9%   $10,687   $ 9,740   $  947      10%
    % of revenues     56.4%     58.4%                     55.4%     59.6%


Financial services revenues increased for the third quarter and nine months because of interest earned on higher average finance receivables. Average finance receivables increased 24% over last year because of strong computer systems sales over the last twelve months. Interest income did not increase as rapidly as finance receivables because interest rates on new receivables were lower on average than interest rates on maturing receivables.

Financial services operating income increased at a slower rate than revenues in the third quarter because of the effect of higher average borrowing costs. Bad debt expenses were slightly higher than last year through nine months.

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

During the first nine months of fiscal year 1996 the company did not enter into any new interest rate management agreements because current market conditions made fixed rate debt more attractive.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems strong cash flows from operating activities of $75,310 resulted primarily from information systems net income of $62,250. Capital expenditures of $27,787 occurred in the normal course of business. During the third quarter the company completed the acquisition of Duplex which accounted for the majority of cash spent on business combinations and cash received from new borrowings. The company paid cash dividends of $14,837 and repurchased $16,666 of capital stock in the first nine months of the fiscal year. See the shareholders' equity caption of this analysis for a further discussion of share repurchases.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 21% at June 30, 1996 and 13.4% at September 30, 1995. The increase resulted from borrowings to finance the Duplex transaction. Remaining credit available under existing revolving credit agreements was $40,785 at June 30, 1996. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company expects to obtain new long-term financing to permanently fund the Duplex purchase and retire the revolving credit agreement borrowings. The company estimates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1996 normal operations. Capital expenditures in the ordinary course of business are anticipated to be about $36 million in 1996.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of August 12, 1996, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In August 1996, the board of directors authorized a two-for-one common stock split payable September 17, 1996 to shareholders of record as of September 3, 1996. The board also increased the quarterly dividend 17% to $.14 per Class A common share ($.07 per share post split). In November 1995, the company's board of directors raised the quarterly dividend 20%. The company has increased cash dividends per share ten times since 1989 and paid dividends each year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. During the first nine months of fiscal year 1996, the company repurchased 450,000 Class A common shares for $16,666, an average price of $37.03 per share. In July the company repurchased an additional 90,400 Class A common shares at an average price of $44.92 per share. As of July 31, 1996 the company could repurchase an additional 2,029,100 Class A common shares under existing board of directors' authorizations.

ENVIRONMENTAL MATTERS
See Note 6 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (27) Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On June 3, 1996 the Company filed a report on Form 8-K regarding its purchase of Duplex Products Inc. On August 2, 1996 that filing was amended to include pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE REYNOLDS AND REYNOLDS COMPANY

Date  August 12, 1996                   /s/ David R. Holmes
     ----------------                   --------------------------------------
                                        David R. Holmes
                                        Chairman of the Board, President and
                                        Chief Executive Officer

Date  August 12, 1996                   /s/ Dale L. Medford
     ----------------                   --------------------------------------
                                        Dale L. Medford
                                        Vice President, Corporate Finance and
                                        Chief Financial Officer