Form 10-K405
period 1996-09-30
REYNOLDS & REYNOLDS CO
filed 1996-11-21
CIK 83588

================================================================================

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.                                    [FEE REQUIRED]
                                                             --------------
             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (937) 485-2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or in any amendment to this Form 10-K. X
                                                       ---

         The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of November 1, 1996, was $2,088,792,381.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1996:

   Class A Common Shares: 80,983,063 (exclusive of 11,380,329 Treasury shares)
                        Class B Common Shares: 20,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

None
================================================================================

                                     PART I
                             (Dollars In Thousands)

ITEM 1.  BUSINESS
                                     GENERAL

         The Reynolds and Reynolds Company, an Ohio corporation, incorporated in 1889, operates principally in two business segments -- computer systems and business forms.

                                COMPUTER SYSTEMS

         The computer systems segment offers its products and services to the automotive and healthcare markets. The company markets turnkey information management systems and professional services primarily to automobile dealers. The hardware portion of the systems come from manufacturers who specialize in platforms for industry-standard operating systems. The application software products are either owned by the company or obtained from third parties and licensed to end users. Some of the software products offered include standard programs for accounting, payroll, vehicle and parts inventory control, service merchandising and scheduling, leasing, finance and insurance, parts and vehicle locators, manufacturer communications, new and used vehicle retailing, and electronic document imaging. Other applications link dealerships to credit bureaus to verify the credit worthiness of prospective customers, process and approve credit documentation and electronically process vehicle registrations in five states. The company also markets computer products and services directly to automobile manufacturers.

         Hardware maintenance, software support and training and other professional services are integral parts of the company's turnkey approach to marketing computer systems. These services are provided by service and support personnel located in nearly 200 offices in the United States and Canada.

         The Healthcare Systems Division markets a similar array of turnkey computer systems and services to physician groups and integrated healthcare delivery networks. Products include software and services that address the administrative and clinical processes that enhance the practice of medicine.

         The company also provides financial services to automotive and healthcare customers throughout the United States and Canada. Financial services typically consist of financing sales of the companies' computer systems products.

                                 BUSINESS FORMS

         The business forms segment offers its products and services to customers in the automotive, healthcare and general business markets. It operates 19 manufacturing facilities in the United States and Canada.

         In the automotive market, the company offers its products and services to all departments of automobile, truck and recreational vehicle dealerships including sales, parts, service, finance and insurance, and accounting. The company also markets its products and services to related-automotive businesses such as repair garages, auto parts stores, service stations and body shops. The products and services include standard and custom business forms (including dealer image products), forms management services, promotional items, custom designed filing systems, dealership customer satisfaction measurement and management services, customer prospecting services, and promotional mailing services.

         In the healthcare market, the company offers standard and custom forms and forms management services to hospitals and large healthcare organizations.

         In the general business markets, the company offers a wide variety of paper-based and electronic business document solutions to value-seeking businesses. Solutions offered include standard and custom business forms, electronic business forms, on-demand printing services, checks, labels, mailers, stationery, envelopes and tickets. Many of these business documents incorporate a broad range of security features to help deter fraudulent document reproduction and counterfeiting. The company also offers a wide variety of forms management solutions to help customers improve their productivity: forms survey and analysis, inventory management and reporting, cost center reporting, low stock reporting, distribution services and process work flow reengineering services. Additionally, pegboard accounting systems are sold to smaller businesses through a network of office supply dealers and independent forms distributors.

                                  NEW PRODUCTS

         In the computer systems segment, the company introduced SalesVision, an advanced ERA(R) application which employs the latest multimedia and client server technology to aid auto dealership salespeople to prospect for customers and to make sales presentations. The company also added ERA Customer Loyalty Management, an integrated tool to monitor the customer service experience.

        Using its DealerNet(R) service, the company introduced an on-line credit application service for automotive consumers over the Internet. It also released a new entry level document storage solution and, through acquisition, enhanced its consulting services by adding specialized service, parts and body shop operations.

        In the business forms segment, the company expanded document solutions and outsourcing capability through two strategic acquisitions and by internal product development. The acquisitions added electronic print and mail services, labels and integrated product capability, an electronic catalog and requisitioning tool and expanded forms and documents management services. Internal developments included digital publishing services, fulfillment services, process consulting capability and expanded electronic forms and workflow automation capability.

        In healthcare, the company expanded its product line with major software enhancement releases designed to extend overall functionality, marketability and customer value.

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

         In the opinion of the company, loss of one or more if its present suppliers of either paper products or computer hardware would not have a significant impact on the company's operations because of the general availability of alternate sources at competitive prices.

                     PATENTS, TRADEMARKS AND RELATED RIGHTS

         Except as described below, the company does not have any patents, trademarks, licenses, franchises or concessions which are material to an understanding of the company's business.

         The company's trademark REYNOLDS & REYNOLDS(R) is associated with many goods and services provided by the company. In the computer systems segment, the company has a number of direct and indirect distribution and licensing arrangements with equipment vendors and software providers relating to certain components of Reynolds' products, including the principal operating systems. Such arrangements are in the aggregate, but not individually (except for the operating systems), material to Reynolds' business.

                                   COMPETITION

         Both in the provision of computer systems products and services and in the manufacture and sale of business forms, the company is subject to competition from a number of other business organizations, some of which have substantially greater assets and financial resources than the company. The company believes that it competes by providing high value products and services that meet customers' changing needs and which utilize current technology to provide additional value and to improve price and performance. The company has specialized in selected markets and has emphasized service and long-term relationships to meet customer needs more effectively. While no single customer represents 5% or more of the revenues of either principal business segment, the company does have several significant customers whose loss, in the aggregate, could be material to the business forms segment. The company believes that the likelihood of losing all of such customers is remote.

                                     BACKLOG

COMPUTER SYSTEMS: The backlog represents unbilled computer systems or terminals which have not yet been shipped to customers. At November 1, 1996, the dollar value of the product backlog, including software license fees, is estimated to be $30,100 compared with $25,600 last year.

BUSINESS SYSTEMS: The company manufactures several thousand different types of standard and custom business forms. At November 1, 1996, the dollar value of the printing backlog is estimated to be $26,200 compared with $18,900 last year.

                            RESEARCH AND DEVELOPMENT

         During fiscal 1996, the company continued its research and development of in-house computer systems, terminal products, electronic image-based systems, information exchange products and printing plant automation. In addition to those programs, the company also had several other development projects of lesser magnitude. Expenditures for all such activities were approximately $24,400 in 1996, $21,000 in 1995 and $18,100 in 1994.

                            ENVIRONMENTAL PROTECTION

         The company believes that it is in substantial compliance with all applicable federal, state and local statutes concerning environmental protection. The company has not experienced any material costs in this regard. The U.S. Environmental Protection Agency has designated the company as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act at four environmental remediation sites. (See Note 11 to the consolidated financial statements, page 52.)

                                    EMPLOYEES

         On October 1, 1996, the company and its subsidiaries had 7,544 employees. It is party to a number of collective bargaining agreements with union locals which represent an aggregate of approximately 264 employees at its Dayton, Ohio, Hagerstown, Maryland and Lebanon, Indiana plants.

ITEM 2.  PROPERTIES

         As of September 30, 1996, the company operated 18 forms manufacturing plants in the United States and one in Canada encompassing approximately 2 million square feet. Of those, more than 1.5 million square feet are owned outright by the company. The remaining .5 million square feet are leased. Corporate headquarters and the respective headquarters of the business forms segment and the computer systems segment are located in Dayton, Ohio in several buildings owned by the company which contain more than .5 million square feet. In addition, the company leases approximately 200 sales offices and more than 29 warehouses throughout the country.

         The company has no encumbrances securing long-term debt as of September 30, 1996, on its owned facilities.

         Substantially all printing and other equipment used in the manufacture of business forms and systems is owned by the company and its subsidiaries.

         The company believes its properties are in good condition and adequate for current activities. See Note 2 to the consolidated financial statements on pages 39-40 regarding assets held for sale..

ITEM 3.  LEGAL PROCEEDINGS

         Relevant information appears in Note 11 to the consolidated financial statements on page 52.

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

         Information on market prices and dividends is set forth below:

                             CLASS A COMMON SHARES SALE PRICES*

                                     1996                                1995
----------------------------------------------------------------------------------------------
   Fiscal Quarter            High              Low              High               Low
----------------------------------------------------------------------------------------------
        First               $19.69            $16.50           $12.94            $11.13
----------------------
       Second               $20.50            $18.31           $14.25            $11.63
----------------------
        Third               $26.63            $21.38           $15.31            $13.00
----------------------
       Fourth               $27.00            $22.31           $18.19            $15.13
----------------------------------------------------------------------------------------------


                                    CASH DIVIDENDS PAID*

                                Class A Common                      Class B Common
----------------------------------------------------------------------------------------------
       Months                1996              1995              1996             1995
----------------------------------------------------------------------------------------------
       January               $.06              $.05             $.003            $.0025
----------------------
        April                $.06              $.05             $.003            $.0025
----------------------
        June                 $.06              $.05             $.003            $.0025
----------------------
      September              $.07              $.05             $.0035           $.0025
----------------------------------------------------------------------------------------------

         * Reflects the two-for-one stock split of the company's Common Shares effective September 3, 1996.

         As of November 1, 1996, there were approximately 2,750 holders of record of Class A Common Shares and one holder of record of Class B Common Shares. See Note 5 to the consolidated financial statements on pages 43 and 44 regarding the amount of retained earnings available for dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                        FIVE-YEAR SELECTED FINANCIAL DATA


For The Years Ended September 30                      1996      1995        1994         1993         1992
------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net Sales and Revenues
  Information systems                           $1,074,180    $888,580    $789,306    $ 677,748     $625,634
  Financial services                                26,263      22,311      19,488       19,218       19,190
                                                ----------    --------    --------    ---------     --------
  Total net sales and revenues                  $1,100,443    $910,891    $808,794    $ 696,966     $644,824
                                                ==========    ========    ========    =========     ========
Income Before Effect of Accounting Changes      $   93,738    $ 78,594    $ 66,204    $  52,522     $ 38,092
Effect of Accounting Changes(1)                                                         (19,106)       1,100
                                                ----------    --------    --------    ---------     --------
Net Income                                      $   93,738    $ 78,594    $ 66,204    $  33,416     $ 39,192
                                                ==========    ========    ========    =========     ========
Earnings Per Common Share(2)
  Income before effect of accounting changes    $     1.10    $    .92    $    .76    $     .60     $    .41
  Effect of accounting changes(1)                                                          (.22)         .01
                                                ----------    --------    --------    ---------     --------
  Net income                                    $     1.10    $    .92    $    .76    $     .38     $    .42
                                                ==========    ========    ========    =========     ========
Return on Equity
  Income before effect of accounting changes          26.6%       25.1%       23.8%        20.2%        14.8%
  Net income                                          26.6%       25.1%       23.8%        12.9%        15.3%
Cash Dividends Per Class A Common Share(2)      $      .25    $    .20    $   .165    $     .13     $  .1125
Book Value Per Outstanding Common Share(2)      $     4.55    $   4.01    $   3.47    $    3.07     $   2.95
Assets
  Information systems                           $  610,362    $489,501    $430,592    $ 407,761     $366,173
  Financial services                               313,282     265,965     204,107      162,790      155,672
                                                ----------    --------    --------    ---------     --------
  Total assets                                  $  923,644    $755,466    $634,699    $ 570,551     $521,845
                                                ==========    ========    ========    =========     ========
Long-Term Debt
  Information systems                           $   84,601    $ 41,443    $ 41,014    $  40,000     $ 28,284
  Financial services                                93,589      92,425      76,638       62,771       70,250
                                                ----------    --------    --------    ---------     --------
  Total long-term debt                          $  178,190    $133,868    $117,652    $ 102,771     $ 98,534
                                                ==========    ========    ========    =========     ========
Number of Employees                                  7,544       6,036       5,478        5,636        4,995

INFORMATION SYSTEMS
(with financial services on an equity basis)
Current Ratio                                         1.90        1.81        2.27         2.21         2.23
Net Property, Plant and Equipment               $  167,667    $128,462    $117,485    $ 111,177     $105,014
Total Debt                                      $   99,092    $ 51,649    $ 41,301    $  40,000     $ 37,713
Total Debt to Capitalization                          21.0%       13.4%       12.4%        13.2%        12.8%

(1) Represents the cumulative effect of accounting changes for the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993 and SFAS No. 109, "Accounting for Income Taxes" in 1992.

(2) Reflects the two-for-one common stock split effective September 3, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

AUTOMOTIVE MARKET

Automobile dealerships represent a significant number of customers for the company's products and services. The number of automobile dealerships remained about the same as last year as the automotive business environment was stable in 1996. In October 1996, economists projected calendar year 1996 new vehicle sales to be over 15 million units for the third year in a row. Those same economists also projected about 15 million new vehicle sales in calendar year 1997. Automobile dealerships generate revenues and profits from a variety of products and services. Sales of used vehicles, replacement parts and maintenance services are the major sources of a typical dealership's profits. Strong used vehicle sales are expected to continue because of the increased supply of previously leased vehicles. The trend of franchises consolidating into megadealerships is expected to continue, in part, in response to increased competition from used car superstores. Used car superstores represent a small but growing segment of the automobile retail channel. A few megadealerships have raised capital through public equity offerings to fund the acquisition of additional dealerships. These superstores and megadealerships have sophisticated information management needs for which the company's products and services provide solutions.

GENERAL BUSINESS MARKET

Companies are continuing to seek ways to offload non-strategic activities and streamline their document systems to improve organizational efficiency and increase effectiveness. This growing trend is favorable for the company's forms management programs which simplify, standardize, automate and integrate customers' information management and document usage.

In calendar year 1995 paper manufacturers increased prices several times because of increased demand for paper. As a result, the company's cost of paper increased significantly in 1995 and the company raised business forms sales prices accordingly. The company's cost of paper declined in 1996 as paper manufacturers lowered paper prices because of reduced demand for paper.

HEALTHCARE MARKET

The healthcare market continued to move toward managed care in 1996. This industry is experiencing significant growth in integrated healthcare delivery networks and large group practices as physicians strive to operate efficiently in a managed care environment. The information systems needs of this market are complex as systems must integrate among healthcare providers, claims processors, insurance companies and regulatory agencies. In 1996, the company aggressively invested in sales, marketing and product development resources to provide the information management solutions required by this market.

SIGNIFICANT EVENTS

BUSINESS COMBINATIONS

On April 22, 1996 the company announced a cash tender offer to acquire the outstanding shares of Duplex Products Inc. (Duplex) for $12 per share. On May 20, 1996 the company purchased the tendered shares of Duplex for a total price of $89,800. Duplex provides business forms and labels, electronic printing and mailing services, document management programs, forms automation solutions and process analysis to customers throughout the United States. Although Duplex reported annual sales of $275,000 in fiscal year 1995, at the time of the acquisition Duplex annual sales rate was about $230,000 per year. The company expects Duplex sales to decline further to about $200,000 as the business is integrated with existing operations and sales of lower margin products are deemphasized.

From 1994 through 1996 the company purchased fifteen additional businesses in the automotive, healthcare and general business forms markets. Automotive business combinations consisted primarily of new products to supplement the company's existing product offerings. Healthcare and general business forms acquisitions resulted in stronger products and services offerings and additional customers for the company. See Note 2 to the Consolidated Financial Statements for additional disclosures about the company's business combinations.

STOCK SPLIT

On August 6, 1996, the company's board of directors approved a two-for-one common stock split. As a result of the split, common shareholders received one additional share for each share held as of September 3, 1996. This split was the third such split since November 1992 and the seventh split since the company's initial public offering in 1961. All share and per share information presented in this annual report reflects the stock split.

BUSINESS FORMS RESTRUCTURING

In 1994, the company recorded a $12,400 restructuring charge for costs to be incurred in the disposal of part of its computer paper product line and the consolidation of certain custom business forms printing operations. General business forms operations restructured to focus on value-added solutions for customers and to improve profitability. The company discontinued the manufacture of certain low-margin computer paper products and closed its Chambersburg, Pennsylvania plant. The company also closed its custom business forms plant in Chestertown, Maryland and several distribution facilities and sales offices. This transaction generated $11,500 of income tax benefits which more than offset the negative after-tax effect of the restructuring charge. See Note 1 to the Consolidated Financial Statements for additional disclosures about the restructuring.

RESULTS OF OPERATIONS

CONSOLIDATED

                                                                      1996 vs. 1995             1995 vs. 1994
                               1996         1995          1994            Change                    Change
-------------------------------------------------------------------------------------------------------------------
Revenues                 $1,100,443     $910,891      $808,794     $189,552          21%     $102,097     13%
Gross profit               $510,525     $417,935      $359,392      $92,590          22%      $58,543     16%
Operating income           $164,825     $137,015       $98,067      $27,810          20%      $38,948     40%
Net income                  $93,738      $78,594       $66,204      $15,144          19%      $12,390     19%
Earnings per share            $1.10        $0.92         $0.76        $0.18          20%        $0.16     21%


Consolidated net sales and revenues set a record for the fourth consecutive year in 1996. Computer systems, business forms and financial services revenues all grew significantly in 1996 and 1995. The net effect of business combinations and divestitures was to increase consolidated sales $133,000 in 1996 and $9,000 in 1995.

Consolidated gross profit represented 47.5% of information systems sales, compared to 47.0% in 1995 and 45.5% in 1994. The gross profit percentage increased in 1996 primarily as a result of strong growth in computer systems recurring revenues. Business forms gross profit percentage declined in 1996 as production efficiencies were offset by lower gross profit margins for Duplex. Gross profit increased in 1995 primarily because of business forms improvement as a result of the 1994 restructuring. Computer systems gross profit percentage also rose in 1995.

Consolidated operating income grew significantly in 1996 and 1995 primarily because of higher business forms operating income. Computer systems and financial services operating income also rose in 1996 and 1995. In 1994, the company recorded a $12,400 restructuring charge and $2,793 of business forms restructuring related costs and environmental expenses. As a percentage of sales, operating income was 15% in 1996 and 1995, and 12% in 1994 (14% excluding restructuring and related charges).

Total other charges were $2,582 in 1996, $260 in 1995 and $745 in 1994. Other charges increased in 1996 because of higher net interest expense related to the Duplex transaction. Net interest expense was relatively flat during 1995 and 1994 as information systems debt balances and interest rates remained relatively stable.

The effective income tax rate was 42.2% in 1996, compared to 42.5% in 1995 and 32.0% in 1994. The 1996 tax rate included the benefits of certain tax credits which will not repeat in 1997. The 1996 tax rate would have been 42.8% excluding these benefits. In 1994, the company recorded an $11,500 tax benefit associated with the computer paper divestiture. The company also recorded $581 of tax expense related to the sale of the French subsidiary. The 1994 effective tax rate was 41.8%, excluding the effect of the computer paper and French divestitures.

The company's 1996 net income and earnings per share set a record for the fifth straight year and significantly exceeded last year's strong results. The after-tax effect of 1994's restructuring charge, restructuring related costs and environmental expenses increased 1994's net income by $840 or $.01 per share. In 1996, return on average shareholders' equity was 26.6% compared to 25.1% in 1995 and 23.8% in 1994.

COMPUTER SYSTEMS (excluding financial services)

                                                                      1996 vs. 1995             1995 vs. 1994
                               1996         1995          1994            Change                    Change
-------------------------------------------------------------------------------------------------------------------
Revenues                   $478,994     $422,678      $363,763      $56,316          13%      $58,915          16%
Gross profit               $234,280     $198,667      $169,031      $35,613          18%      $29,636          18%
    % of revenues             48.9%        47.0%         46.5%
Operating income            $69,751      $64,138       $59,254       $5,613           9%       $4,884           8%
    % of revenues             14.6%        15.2%         16.3%


In 1996 computer systems revenues grew primarily because of higher recurring service revenues, growing sales of newer products and the effect of fiscal year 1995 business combinations. Recurring service revenues continued to grow primarily because of the increased number of software applications supported. These recurring service revenues result from monthly billings for technical support, software updates and hardware maintenance that allow customers to maximize the value of their computer systems. Sales of newer products and services such as Customer Marketing Services, SalesVision, consulting services and a document management system continued to grow. Automotive and healthcare business combinations contributed about $12,000 of the segment's revenue growth in 1996. In 1995 computer systems revenues increased because of higher unit sales of the company's ERA(R) computer systems to automobile dealers, higher recurring service revenues and the net effect of acquisitions and the 1994 divestiture of operations in France. Recurring service revenues continued to grow because strong systems sales increased the number of software applications supported. Automotive and healthcare business combinations, net of the effect of the divestiture in France, contributed about $13,000 of the segment's revenue growth in 1995.

Computer systems gross profit percentage increased primarily because the higher margin recurring service revenues became a greater part of the revenue mix.

Selling, general and administrative (SG&A) expenses were 34.3% of revenues in 1996, compared to 31.8% of revenues in 1995 and 30.2% in 1994. The 1996 and 1995 increases in SG&A expenses, as a percentage of revenues, reflected new investments in both the automotive and healthcare businesses. Automotive investments were new products and services oriented. Healthcare investments involved integrating two acquisitions with the existing business and implementing sales, marketing and product development strategies for future growth.

Computer systems operating income grew, but declined as a percentage of sales in both 1996 and 1995 because of new investments in healthcare systems. Automotive's operating margin was relatively constant during the last three years. Healthcare systems continued to operate at a loss in 1996 because of the aggressive investments in the organization's products and capabilities.

BUSINESS FORMS

                                                                      1996 vs. 1995             1995 vs. 1994
                               1996         1995          1994            Change                    Change
-------------------------------------------------------------------------------------------------------------------
Revenues                   $595,186     $465,902      $425,543     $129,284          28%      $40,359           9%
Gross profit               $276,245     $219,268      $190,361      $56,977          26%      $28,907          15%
    % of revenues             46.4%        47.1%         44.7%
Operating income            $80,629      $59,716       $25,741      $20,913          35%      $33,975         132%
    % of revenues             13.5%        12.8%          6.0%


In 1996 business forms revenues rose primarily because of the effect of 1995 and 1996 business combinations which contributed $121,000 of the sales increase. The remaining sales increase resulted from strong growth in sales of forms management products and services, which was partially offset by reduced volume for other custom forms sales. In 1995 business forms revenues increased primarily because of growth in forms management products and services and the effect of sales price increases on both automotive and general business forms. In 1995 sales of businesses acquired were less than sales lost in the 1994 divestiture of certain low margin products. The company raised sales prices in 1995 in response to rising paper costs.

Business forms gross profit percentage declined in 1996 because of the effect of lower gross profit margins of Duplex. Excluding the effect of Duplex, gross profit margins were 48.5% in 1996. Also favorably contributing to gross profit margins were lower paper costs which reduced LIFO inventory adjustments. In 1995 business forms gross profit percentage increased primarily because of the successful completion of the 1994 restructuring which improved the sales mix and reduced operating expenses. In 1995, the company experienced significantly higher paper costs accounted for under the LIFO method. The effect of the higher paper costs reported in cost of sales was offset by higher sales prices.

SG&A expenses were 32.9% of revenues in 1996, compared to 34.3% in 1995 and 35.8% in 1994. SG&A expenses declined, as a percentage of revenues in 1996 primarily because of business combinations which provided strong revenue growth and lower SG&A expenses as a percentage of sales. The company also further reduced SG&A expenses by eliminating duplicate administrative functions of the companies acquired. SG&A expenses in 1994 included restructuring related costs and environmental expenses.

Business forms operating income increased significantly in 1996 because of higher sales and the successful integration of 1995 and 1996 business combinations. In 1995 business forms operating income grew substantially over 1994 which included a $12,400 restructuring charge, $1,043 of restructuring related costs and $1,750 of environmental expenses. Excluding these expenses from 1994, operating income increased $18,782 or 46% over 1994. Operating income was $40,934 (excluding the aforementioned expenses) or 10% of sales in 1994.

FINANCIAL SERVICES

                                                                      1996 vs. 1995             1995 vs. 1994
                               1996         1995          1994            Change                    Change
-------------------------------------------------------------------------------------------------------------------
Revenues                    $26,263      $22,311       $19,488       $3,952          18%       $2,823          14%
Operating income            $14,445      $13,161       $13,072       $1,284          10%          $89           1%
    % of revenues             55.0%        59.0%         67.1%


Average finance receivables grew 22% in 1996 and 27% in 1995 as a result of strong computer systems sales. Financial services revenues grew significantly each of the last two years because of the increased receivable balances. The average interest rate earned on the receivable portfolio declined slightly in both 1996 and 1995 because interest rates on new receivables were less than those for maturing receivables.

Financial services operating income grew solidly in 1996 because of the revenue growth. In 1995 operating income increased only slightly because the revenue growth was largely offset by higher interest expense as a result of rising interest rates on borrowings. In 1996 average interest rates on borrowings were about the same as last year.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During fiscal year 1996 the company did not enter into any new interest rate management agreements because current market conditions made fixed rate debt more attractive. See Note 5 to the Consolidated Financial Statements for additional disclosures regarding the company's interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Information systems strong cash flow from operating activities of $110,345 resulted primarily from record net income. During the third quarter of fiscal year 1996, the company completed the purchase of Duplex which accounted for the majority of cash spent on business combinations and cash received from new borrowings. See the business combinations section of this analysis and Note 2 to the Consolidated Financial Statements for additional information regarding these transactions. Capital expenditures of $39,980 occurred in the normal course of business. Capital expenditures in the ordinary course of business are anticipated to be about $45,000 to $50,000 in fiscal year 1997. The company also paid cash dividends of $20,594 and repurchased $33,323 of capital stock in fiscal year 1996. See the shareholders' equity caption of this analysis for a further discussion of dividends and share repurchases.

Financial services operating cash flow, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 21.0% at September 30, 1996 and 13.4% at September 30, 1995. Available credit under existing revolving credit agreements was $33,580 at September 30, 1996. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. In fiscal year 1997, the company expects to obtain new long-term financing to permanently fund the Duplex purchase and repay the related revolving credit borrowings. The company estimates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1997 normal operations.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of November 11, 1996, none of these preferred shares was outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

The company paid cash dividends of $20,594 in 1996, $16,651 in 1995 and $14,226 in 1994. Dividends per Class A common share were $.25 in 1996, $.20 in 1995 and $.165 in 1994. Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1996, the board of directors raised the quarterly dividend 14% to $.08 per Class A common share. The quarterly dividend was also increased 17% in August 1996. The company has increased cash dividends eleven times since 1989 and paid dividends each year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide additional returns to shareholders. The company repurchased $33,323 of Class A common shares in 1996, $35,079 in 1995 and $39,083 in 1994. Average prices paid per share were $20.83 in 1996, $12.93 in 1995 and $11.80 in 1994. As of September 30, 1996 the company could repurchase an additional 3,539,000 Class A common shares under existing board of directors' authorizations.

ENVIRONMENTAL MATTERS

See Note 11 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARDS

See Note 12 to the Consolidated Financial Statements for a discussion of the effect of accounting standards which the company has not yet adopted.

SUBSEQUENT EVENT

See Note 13 to the Consolidated Financial Statements for a discussion of a proposed business combination.

ITEM. 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information required by Item 8 is contained in Item 14 of
Part IV (pages 25 and 26) of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age, background information and term for each of the company's directors and nominees are as follows:

                                       NOMINEES FOR TERMS EXPIRING IN 2000
                                                                                                       DIRECTOR
NAME                           AGE   PRINCIPAL OCCUPATION AND FIVE YEAR EMPLOYMENT HISTORY               SINCE
-------------------------------------------------------------------------------------------------------------------
Cleve L. Killingsworth, Jr.     44   President, Kaiser Permanente's Mid-Atlantic States Region since      ----
                                     March 1996; President of Kaiser Permanente's Ohio Region from
                                     August 1994 to March 1996; prior thereto, Senior Vice President of health care operation for Blue Cross and Blue Shield of
                                     Rochester since January 1986.  Kaiser Permanente, a non-profit group practice health plan, is the country's largest health maintenance organization.

Dale L. Medford(1)              46   Vice President, Corporate Finance and Chief Financial Officer.       1991

Gayle B. Price, Jr.             66   Chairman and Chief Executive Officer, Price Brothers Company,        1976
                                     manufacturer of concrete construction materials.

Kenneth W. Thiele               80   Private Investor.                                                    1975

                                        NOMINEE FOR TERM EXPIRING IN 1998
                                                                                                        DIRECTOR
NAME                           AGE   PRINCIPAL OCCUPATION AND FIVE YEAR EMPLOYMENT HISTORY               SINCE
-------------------------------------------------------------------------------------------------------------------
Robert C. Nevin(1)              56   President, Business Systems Division.                                1985

                                      DIRECTORS WHOSE TERMS EXPIRE IN 1999
                                                                                                        DIRECTOR
NAME                           AGE   PRINCIPAL OCCUPATION AND FIVE YEAR EMPLOYMENT HISTORY               SINCE
-------------------------------------------------------------------------------------------------------------------
Dr. David E. Fry                53   President and Chief Executive Officer, Northwood University.         1987

Richard H. Grant, III           57   Private Investor since October 1994;  prior thereto, Senior          1960
                                     Vice President, International, Computer Systems Division of The
                                     Reynolds and Reynolds Company.

David R. Holmes(1)              56   Chairman of the Board, President and Chief Executive                 1987
                                     Officer.(2)

Martin D. Walker                64   Chairman and Chief Executive Officer of M. A. Hanna Company, an      1991
                                     international specialty chemicals company.(3)

                                      DIRECTORS WHOSE TERMS EXPIRE IN 1998
                                                                                                        DIRECTOR
NAME                           AGE   PRINCIPAL OCCUPATION AND FIVE YEAR EMPLOYMENT HISTORY               SINCE
-------------------------------------------------------------------------------------------------------------------
Joseph N. Bausman(1)            53   President, Automotive Systems Division since February 1995;          1989
                                     prior thereto President, Computer Systems Division.

Richard H. Grant, Jr.(1)        83   Chairman of the Steering Committee and father of Richard H.          1939
                                     Grant, III.

Allan  Z. Loren                 58   Executive Vice President and Chief Information Officer of            1996
                                     American Express Company since May 1994; President and CEO of
                                     Galileo International (a global computer reservation system company owned by 11 airlines) from January 1993 to May 1994;
                                     President and CEO of Covia Partnership (computer reservation system company) from January 1991 to January 1993 at which time
                                     Covia and Galileo merged.(4)
                                                                                      (Footnotes on following page)

(1)      Also executive officer of the company.
(2)      Mr. Holmes also serves as a director of The Dayton Power & Light
         Company.
(3) Mr. Walker also serves as a director of Textron, Inc., Comerica Inc. and The Timken Company.
(4)      Mr. Loren also serves as a director of  U.S. Cellular Corporation.

         The executive officers of the company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the company, other than those shown above as of November 1, 1996 are:

                                                EXECUTIVE OFFICERS

NAME                           AGE    PRINCIPAL OCCUPATION AND FIVE YEAR EMPLOYMENT HISTORY
-------------------------------------------------------------------------------------------------------------------
H. John Proud                   48    President, Healthcare Systems Division since February 1995; prior thereto
                                      Senior Vice President and General Manager, Automotive Systems Division.

Michael J. Gapinski             46    Treasurer and Assistant Secretary.

Adam M. Lutynski                54    General Counsel and Secretary.



ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         The following tables and narrative text discuss the compensation paid to the company's Chief Executive Officer and the company's four other most highly compensated executive officers during the fiscal year ended September 30, 1996, and the two prior fiscal years.

                                            SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION        LONG-TERM COMPENSATION
                                       -------------------------  ------------------------------
NAME AND                                                             OPTION           LTIP           ALL OTHER
PRINCIPAL POSITION            YEAR     SALARY ($)    BONUS ($)     AWARDS (#)(1)   PAYOUTS ($)  COMPENSATION ($)(2)
-------------------------    -------   -----------   -----------  -------------   ------------  -------------------
David R. Holmes                1996      466,575       487,095        439,600        466,575          38,232
---------------
Chairman of the Board,         1995      452,975       362,380         53,280        452,975          34,460
President and Chief            1994      439,250       351,400        624,320        409,229          24,394
Executive Officer

Robert C. Nevin                1996      286,463       302,985         18,480        229,170          36,977
---------------
President, Business            1995      278,120       221,757         24,720        222,496          32,950
Systems Division               1994      269,750       194,980        345,040        201,050          28,401

Joseph N. Bausman              1996      286,463       258,298         18,480        229,170          25,777
-----------------
President, Automotive          1995      278,120       214,152         24,720        222,496          23,080
Systems Division               1994      269,750       215,800        345,040        201,050          16,914

Dale L. Medford                1996      218,003       216,689         11,520        152,602          13,936
---------------
Vice President                 1995      211,657       158,744         15,360        148,161          12,820
Corporate Finance and          1994      205,250       153,938        228,240        133,856          11,915
Chief Financial Officer

H. John Proud                  1996      221,250       131,667         13,920        177,000          11,380
-------------
President, Healthcare          1995      194,815       146,113         11,040        141,908          10,508
Systems Division
                                                                                      (Footnotes on following page)

(1) Option Awards reflect the company's September 3, 1996 two-for-one stock split.

(2)      The 1996 amounts disclosed in this column include:

                                                                               ABOVE MARKET
                                        DEFINED        IMPUTED INTEREST         INTEREST ON          TOTAL
                                     CONTRIBUTION      ON SPLIT DOLLAR           DEFERRED            OTHER
         NAME                           PLANS($)     LIFE INSURANCE($)(1)   COMPENSATION($) (2)   COMPENSATION($)
         -------------------------------------------------------------------------------------------------------
         David R. Holmes                 2,697             23,815                11,720              38,232
         Robert C. Nevin                 2,475             20,254                14,248              36,977
         Joseph N. Bausman               2,475             16,202                 7,100              25,777
         Dale L. Medford                 2,697              8,053                 3,186              13,936
         H. John Proud                   2,697              8,683                     0              11,380

         (1) The life insurance component is provided on a split dollar basis with each participant paying the term equivalent premium and the company paying the remainder of the premium. At termination of the policy, all premium payments made by the company are reimbursed. Interest was imputed on the amount receivable from the participant at the company's short-term investment rate.

         (2) The named executives (except Mr. Proud) entered into Deferred Compensation Agreements with the company whereby income was deferred for four years in order to provide individual retirement benefits at age 65 of up to $100,000 per year for a fixed term of 15 years. The deferrals were completed as of September 30, 1989. Benefits payable are reduced for early retirement and lump sum distributions are available at the participant's discretion. The amounts presented represent the above market interest earned on the funds deferred and were calculated assuming a 15 year payment stream at age 65.


                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                           Individual Grants(1)
                       --------------------------------------------------------------
                                                                                         POTENTIAL REALIZABLE
                                         % OF TOTAL                                    VALUE AT ASSUMED ANNUAL
                                           OPTIONS                                       RATES OF STOCK PRICE
                                         GRANTED TO          EXERCISE                      APPRECIATION FOR
                        NUMBER OF       EMPLOYEES IN            OR                           OPTION TERM
                         OPTIONS        FISCAL YEAR         BASE PRICE    EXPIRATION   -------------------------
NAME                    GRANTED(2)          (%)             ($/Share)(2)     DATE        5%($)        10%($)
-------------------    -----------      ------------        ------------  -----------  ----------  -------------
David R. Holmes           439,600          44.5193               17.25      10/02/05    4,768,971   12,085,508
Robert C. Nevin            18,480           1.8715               17.25      10/02/05      200,499      508,053
Joseph N. Bausman          18,480           1.8715               17.25      10/02/05      200,499      508,053
Dale L. Medford            11,520           1.1667               17.25      10/02/05      124,974      316,709
H. John Proud              13,920           1.4097               17.25      10/02/05      151,010      382,689

(1) No Stock Appreciation Rights (SARs) were awarded in the 1996 fiscal year.

(2) Grants were made on October 2, 1995, with the exercise price equal to the fair market value ($17.25) on that date. Options vest 25% annually beginning October 2, 1996. The number of shares and option price reflect the September 3, 1996 stock split.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                              VALUE OF
                                                                      NUMBER OF             UNEXERCISED
                                                                     UNEXERCISED            IN-THE-MONEY
                                  SHARES                              OPTIONS AT             OPTIONS AT
                                ACQUIRED                                FY-END                 FY-END
                                   ON              REALIZED          EXERCISABLE/           EXERCISABLE/
                                EXERCISE             VALUE           UNEXERCISABLE          UNEXERCISABLE
    NAME                           (#)(1)             ($)                (#)                     ($)
    ----                       -----------        ---------        -----------------      --------------------
    David R. Holmes              39,400            313,913            0 / 1,071,720             0 /12,680,415
    Robert C. Nevin              39,768            726,676       23,740 /   367,180       385,436 / 4,941,577
    Joseph N. Bausman                 0                  0       13,620 /   367,180       207,578 / 4,941,577
    Dale L. Medford               5,802             93,059       37,760 /   242,160       721,095 / 3,259,800
    H. John Proud                     0                  0        9,600 /   168,920       150,844 / 2,248,945

    (1)  The number of shares reflects the September 3, 1996 stock split.



                       LONG-TERM INCENTIVE PLAN -- AWARDS
                               IN LAST FISCAL YEAR


                                                                       ESTIMATED FUTURE PAYOUTS UNDER
                                                                        NON-STOCK PRICE-BASED PLANS
                                            PERFORMANCE OR      ---------------------------------------------
                               OTHER         OTHER PERIOD        THRESHOLD       TARGET          MAXIMUM
NAME                           RIGHTS        UNTIL PAYOUT           ($)            ($)             ($)
---------------------------   ---------    ------------------   ------------  --------------  ---------------
David R. Holmes                (1)               (1)               0             233,288         466,576
Robert C. Nevin                (1)               (1)               0             114,585         229,170
Joseph N. Bausman              (1)               (1)               0             114,585         229,170
Dale L. Medford                (1)               (1)               0              76,301         152,602
H. John Proud                  (1)               (1)               0              88,500         177,000

(1) Participants in the Intermediate Plan (including Mr. Holmes who participates in his own substantially similar plan), which is considered a long-term incentive plan, are determined strictly by grade level within the company. No formal awards are made and there are no vested rights. Annual amounts are paid to participants with the amount of the award dependent upon the company's three year average return on equity. The periods considered in the calculation are the most recent fiscal year and the preceding two years. The Threshold and Maximum measurements are the same as those used to determine annual bonuses. The potential annual payout amounts reported here were calculated using fiscal year 1996 salaries. The payout for fiscal year 1996 is included in the LTIP Payout column of the Summary Compensation Table.

                                              PENSION PLAN TABLE (1)

                                                         YEARS OF SERVICE (2)
                             ------------------------------------------------------------------------------

   REMUNERATION                 10               15                20               25               30
-------------------          ---------        ----------        ---------        ---------        ---------
     $  300,000             $ 45,000         $ 67,500          $ 90,000          $112,500         $135,000
        400,000               60,000           90,000           120,000           150,000          180,000
        500,000               75,000          112,500           150,000           187,500          225,000
        600,000               90,000          135,000           180,000           225,000          270,000
        700,000              105,000          157,500           210,000           262,500          315,000
        800,000              120,000          180,000           240,000           300,000          360,000
        900,000              135,000          202,500           270,000           337,500          405,000
      1,000,000              150,000          225,000           300,000           375,000          450,000
      1,100,000              165,000          247,500           330,000           412,500          495,000
      1,200,000              180,000          270,000           360,000           450,000          540,000
      1,300,000              195,000          292,500           390,000           487,500          585,000
      1,400,000              210,000          315,000           420,000           525,000          630,000
      1,500,000              225,000          337,500           450,000           562,500          675,000
      1,600,000              240,000          360,000           480,000           600,000          720,000
      1,700,000              255,000          382,500           510,000           637,500          765,000
      1,800,000              270,000          405,000           540,000           675,000          810,000

(1) This table sets forth the annual retirement benefits payable under the company's qualified pension plan and the non-qualified Supplemental Retirement Plan ("Supplemental Plan") upon retirement at age 65 based on an employee's final average annual compensation. Compensation as defined in the Plans includes Salary, Bonus and Long-Term Incentive Plan payments. The qualified pension benefits are reduced by 1.67% of monthly primary Social Security benefits multiplied by years of credited service up to a maximum of 30 years. The Supplemental Plan provides benefits to participants who would lose benefits because of legislative limits imposed on qualified plans or because of their participation in the company's Non-Qualified Deferred Compensation Plan. Additional benefits provided under the Supplemental Plan for participants with employment agreements are not included in the table but are discussed below with employment agreements. Participation in the Supplemental Plan requires approval by the Board. Optional payment forms of actuarial equivalence are also available.

(2) Respective years of service as of September 30, 1996, for the persons named in the Summary Compensation Table are: Mr. Holmes, 11;
         Mr. Nevin, 10; Mr. Bausman, 31; Mr. Medford, 22; and Mr. Proud, 25.

         In addition to the plans discussed above, the company also provides compensation or death benefits generally payable over 10 years, beginning at the earlier of retirement or death of the employee. The compensation benefit is equal to either 100%, 150% or 200% of the current year's total cash compensation depending upon the respective officer's grade level. The company generally insures against its obligations through the purchase of life insurance policies on the lives of such officers.



                              EMPLOYMENT AGREEMENTS

         Effective October 1, 1995, Mr. Holmes entered into an amended and restated agreement by which he agrees to remain employed by the company as its President and Chief Executive Officer until October 3, 2000, at an annual base salary of $436,300 which may not be reduced without his consent or resolution by arbitration. This base salary may be increased from time to time consistent with the recommendations of the Compensation Committee and as approved by the Board of Directors. The retirement benefit at age 59 is 65% of final average annual compensation. The age 55 early retirement benefit is 61% of final average annual compensation which thereafter increases by an additional 1% of final average annual compensation for each additional twelve month period of employment, including retirement after age 59.

         Mr. Holmes' agreement also provides for special grants of non-qualified stock options on October 1, 1995 and October 1, 1996, of 400,000 shares and 200,000 shares, respectively. (Reflects the September 3, 1996, two-for-one stock split.) Both grants are at fair market value on the date of the grant. These grants are in addition to the customary annual awards made under the company's stock option plan in which Mr. Holmes is a participant.

         Messrs. Bausman, Nevin and Proud have Employment Agreements by which they each agree to remain employed by the company until, respectively, May 31, 2000, September 30, 1997, and September 1, 1999, at respective annual base salaries of $280,160, $252,000 and $210,000 which may not be reduced without the individual's consent or resolution by arbitration. These base salaries may be increased from time to time consistent with the recommendations of the Compensation Committee and as approved by the Board of Directors.

         Age 65 retirement benefits for Messrs. Bausman and Nevin are 65% of final average annual compensation. Early retirement benefits for them are 55% of final average annual compensation (reduced by 1/15 for each year of service, as defined in the company's pension plan, less than 15) if they retire after reaching age 55 and before reaching age 58. If they elect early retirement after reaching age 58, their respective annual retirement benefits shall be 55% of final average annual compensation plus 1% for each additional twelve-month period of service after age 58, but before reaching age 65, with no reduction if their respective years of service are fewer than 15. Mr. Proud's retirement benefits are those provided under the company-sponsored qualified and non-qualified programs in which he participates.

         The Employment Agreements of Messrs. Holmes, Nevin and Bausman also provide for certain disability and death benefits, including retirement benefits as described above in case of permanent disability. The Agreements also provide for continued medical coverage of the surviving spouses for a period which ends at the earlier of the spouse's death or 42 months after the employee's death. During the terms of the Agreements and for two years after the respective terminations of them, or the cessation of payments made under them (whichever is later), each employee shall not compete directly or indirectly with the company. Mr. Proud's coverage in the case of death or disability is that provided under the company-sponsored programs in which he participates. However, if Mr. Proud's Agreement is not renewed, his non-competition restriction shall continue for only one year.

         All four Agreements generally provide that if the employee is discharged by the company before the expiration date other than for cause (as defined in the Agreements), or if the company fails to renew the Agreements other than for cause, the employee shall be entitled to receive (i) payments equal to the employee's Annual Compensation Value (as defined in the Agreements), reduced by 70% of compensation from subsequent employment (reduction does not apply to Mr. Proud) (a) for two years from the date of termination of employment with respect to discharge before the expiration of the Agreements, or (b) for one year from the expiration of the Agreements in the case of non-renewal; (ii) credit for certain amounts of additional service under the Supplemental Plan (iii) continuing coverage under company-sponsored medical benefits programs ending at the earlier of employee's securing other employment or two years from termination; (iv) reimbursement of up to $20,000 in out-placement fees; and (v) required payments under the employee's (except for Mr. Proud) Deferred Compensation Agreement.

         These Employment Agreements also contain provisions which may require the company to fund an escrow immediately in the event of a "change in control" (as defined in such Agreements) of the company. Funding is required upon the occurrence of any "escrow funding event," as defined in such Agreements. The company estimates that if Messrs. Holmes, Nevin, Bausman and Proud had been terminated on November 1, 1996, following a change in control of the company, the total severance payments by the company to the officers under their Agreements would have been $9,877,501. If such termination were to occur, the non-competition restrictions in the respective Employment Agreements are void and non-binding.

         These Employment Agreements also provide that: (i) the employee will be entitled to receive the escrowed amount upon a Change in Control Termination that occurs within 24 months of a change in control; (ii) the employee will receive an additional 24 months of service credit under the Supplemental Plan following a Change in Control Termination; (iii) the payments to be made upon a Change in Control Termination include a payment equal to three times the employee's annual salary in effect at the date of termination or immediately prior to the change in control (whichever is higher) and his average bonus with respect to the three calendar years preceding the year in which his termination of employment occurs; (iv) if the total amount of any payments payable to the employee upon the termination of the employee's employment or upon a change in control (whether or not pursuant to the severance provisions) would be subject to an excise tax as "parachute payments" pursuant to Sections 280G and 4999 of the Internal Revenue Code of 1986, the amount of the severance payments under the severance provisions will be reduced to avoid such excise tax, but only if the net effect of such reduction is to increase the net after tax income to the executive; and (v) the amount paid into escrow shall be the amount described in clause (iii) as may be limited pursuant to clause (iv) and for periodic adjustment of such amount. The Employment Agreements of Messrs. Holmes and Nevin further provide that (i) if the employee voluntarily terminates employment or is discharged by the company other than for "cause" (as defined therein) prior to attainment of age 55, he will be entitled to receive, commencing at age 55, a portion of his annual retirement benefits prorated to reflect his service with the company; and (ii) upon a Change in Control Termination prior to the date he attains age 55, the employee will be entitled to receive, commencing at age 55, retirement benefits equal to 61% and 55% of his final average compensation, respectively. Mr. Bausman's Employment
Agreement further provides that (i) if he voluntarily terminates his employment or is discharged by the company prior to his attainment of age 55, he will be entitled to receive under the Supplemental Plan a portion of his age 55 benefit prorated to reflect his service with the company after November 9, 1987, in excess of his vested Pension Plan benefit and the Officer's Life Insurance and Compensation Program benefits; and (ii) upon a Change in Control Termination prior to the date he attains age 55, he will be entitled to receive, commencing at age 55, retirement benefits equal to 55% of his Final Average Compensation.


                                PERFORMANCE GRAPH
                         FISCAL YEARS 1992 THROUGH 1996

     Comparison of Five Year Cumulative Total Return Among The Reynolds and
         Reynolds company, S&P 500 Index and a Composite of Two Indices

================================================================================

        Measurement Period
      (Fiscal Year Covered)             Reynolds       S&P 500      Peer Group
9/91                                       100           100            100
9/92                                       175           111            101
9/93                                       318           125            124
9/94                                       412           130            146
9/95                                       572           169            209
9/96                                       880           203            264


Illustrates the value of $100 invested at Sept. 30, 1991 assuming reinvestment of dividends.

================================================================================


The graph compares the cumulative total shareholder return on a $100 investment in the company's Class A Shares for the last five fiscal years with the cumulative total return on $100 invested in each of (i) the S&P 500 Index and
(ii) a composite of two indices. The composite index is comprised of the S&P Computer Software and Services Index and a self-constructed business forms index and is adjusted each year to reflect the percent of the company's business segments' revenues represented by each index. The company selected the following business forms companies for its self-constructed index: American Business Products, Inc., Ennis Business Forms, Inc., Moore, Ltd., New England Business Services, Inc., Standard Register Company and Wallace Computer Services, Inc. Duplex Products Inc. ("Duplex") previously reported in the self-constructed business forms index was excluded for all years presented as Duplex was acquired by the company in May 1996. The graph assumes all investments were made at market value on September 30, 1991, and the reinvestment of all dividends.



                      REPORT OF THE COMPENSATION COMMITTEE
               OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

                                    COMMITTEE


         The Compensation Committee of the Board of Directors consists entirely of nonemployee, independent Directors. The Committee reviews, recommends and approves changes to the company's compensation policies and programs applicable to the company's officers and senior personnel.

                       COMPENSATION POLICY AND OBJECTIVES


         Our primary goal as members of the Compensation Committee is unchanged from last year: to assure that the compensation provided to executives is linked to the company's business strategies and objectives, thereby aligning the financial interests of senior management with those of the shareholders. Beyond that, our priorities are to assure that the executive compensation programs enable the company to attract, retain and motivate the high caliber executives required for the success of the business. These objectives are achieved through a variety of compensation programs, summarized below, which support both the current and long-term performance of the business.

BASE SALARY

         Base salaries for executive officers are determined by evaluating the responsibilities of the position and comparing it with other executive positions in the marketplace. From time to time the company's compensation consultant surveys senior executive salaries from a representative sampling (approximately
20) of companies in the computer services and business forms industries. The company's pay grade levels are then set at approximately the competitive mid-range. Each of the executive officers is assigned a pay grade based on that competitive marketplace data. Individual salaries may then vary somewhat below or above the mid-range, based upon the individual's performance and contribution to company success, tenure on the job and internal equity. Annual salary adjustments are determined by individual performance within an officer salary increase budget approved by the Committee. Base salary levels for executive officers increased an average of 4% effective January 1, 1996. The provisions of this paragraph apply to all executives except those whose employment agreements may contain terms which vary from these provisions. See pages 17-19 of this report.

ANNUAL INCENTIVES

         At the Annual Meeting of Shareholders on February 15, 1996, a significant majority of shareholders approved a separate performance-based, incentive plan ("CEO Plan") for the company's Chief Executive Officer ("CEO"), the terms of which are substantially similar to the annual and intermediate compensation plans for the other officers. The purpose of this separate CEO Plan was to qualify all CEO compensation in excess of $1 million for deductibility under the applicable provisions of the Internal Revenue Code.

         Officers have an opportunity to earn annual bonuses ("Annual Plan") based on performance against financial targets established by the Committee. Since 1987, the company has used corporate return on equity ("ROE") as its primary measure of corporate performance. During fiscal 1996, the Committee introduced growth in sales and growth in earnings as additional measures for determining annual bonuses. ROE is weighted more heavily (75%) than the growth components (25%) in determining annual bonuses. Also, the ROE performance level which must be achieved before any bonus is paid was raised as was the maximum bonus achievable. At the divisional level, other measures of performance for the annual bonus include sales, operating income and return on net assets. In addition, the Committee approves adjustments to the bonus formula as may be necessary from time to time to insure against unmerited windfalls or penalties due to accounting changes or other non-operating factors. Over time, the company believes it has found that linking executive pay principally to corporate ROE directly ties the executive's interests and rewards to those of the shareholder. Under the structure of the Annual Plan in effect for fiscal 1996, no bonus is paid until a threshold corporate ROE of 10% is achieved; maximum payout requires a combination of a 28% ROE and a 15% growth factor in sales and earnings. The annual bonus payout can range between 0% of annual salary to 90% of annual salary. For fiscal 1996, because the company achieved a 26.6% ROE and healthy growth of both sales and earnings (which varied by division), the annual bonus payout for the executive officers (including Mr. Holmes under his substantially similar but separate plan) averaged 77.4% of annual salary.

         Another annual incentive plan is the personal performance bonus. This plan is designed to reward all officers for the achievement of financial and non-financial goals which are agreed upon by the officer and the officer's superior. In the case of Mr. Holmes, his annual goals are agreed upon by this Committee in consultation with Mr. Holmes. Examples of financial goals have been ROE, sales, return on net assets and operating income. Examples of non-financial goals have been market share growth, total quality measures, customer satisfaction and the strengthening of a key organizational process. With the exception of Mr. Holmes and the three division presidents, whose personal performance bonuses are determined by the Compensation Committee during its year-end review, all other executive officers have their personal performance bonus determined by the respective individual to whom they report during year-end evaluations. Depending on an individual's performance against goals, this bonus can range between 0% to 20% of annual salary. For fiscal 1996 this personal performance bonus for the named executive officers ranged from 15% to 20% of annual salary.

LONG-TERM INCENTIVES

         STOCK OPTIONS

         To further align the interests of shareholders and management, the company grants incentive stock options annually to approximately 300 officer and director-level employees. The number of shares awarded is driven by a pay grade level formula which is established and reviewed from time to time by the Compensation Committee. The Committee assigns a percentage to each pay grade level. That percentage is multiplied by the salary mid-point for that grade level and the result is divided by the fair market value of the Company's stock on October 1. For all officers during fiscal year 1996, the percentage of annual salary used in determining stock option grants ranged from 40% to 125%. The exercise price is the fair market value of the stock on the date of the grant. The options, which have a ten year life, are not exercisable during the first year after the grant. Thereafter, on each of the first four anniversaries of the grant, twenty-five percent of the options become exercisable.

         Such stock options provide incentive for the creation of shareholder value, since the full benefit of the compensation package cannot be realized unless an appreciation in the price of the company's common shares occurs over a specified number of years.

         STOCK OWNERSHIP GUIDELINES
         (Share information reflects September, 1996, two-for-one stock split)

         During fiscal year 1994, the Compensation Committee established suggested stock ownership guidelines for all officers of the company. These guidelines specify an appropriate level of ownership of company stock as a multiple of the officer's annual base salary. These multiples range from a high of 4.25 times annual salary (in the case of Mr. Holmes) to a low of 1.5 times annual salary. The Committee thought it appropriate to permit the officers to achieve these ownership guidelines over a ten year period in increments of 10% per year. To encourage the officers to make steady progress toward meeting the guidelines, the Committee determined that if an officer owns a quantity of shares sufficient to meet the ownership guidelines for that year the officer would be granted options on 20% more shares in addition to the officer's standard stock option grant for that year. If, for example, the standard stock option grant for that year were one hundred shares, the officer would receive options on twenty additional shares of stock for having met the guidelines for that year. As of September 1, 1996, stock ownership among the fifty officers stood at approximately 1,710,300 shares representing a market value of approximately $42.5 million. The Committee believes that these guidelines will have the positive effect of further aligning the interests of the officer group with those of all shareholders.

         INTERMEDIATE INCENTIVE COMPENSATION

         Certain senior officers, including all named executive officers (except Mr. Holmes), also participate in an Intermediate Incentive Compensation Plan. This plan, which is paid annually, is based on a three-year average return on equity, and is designed to focus and reward senior management on producing consistent longer-term financial results. For fiscal 1996 the payout from the CEO Plan (for Mr. Holmes) and from the Intermediate Incentive Compensation Plan for the other named executive officers ranged from 70% to 100% of annual salary.

CEO COMPENSATION
(Share information reflects September, 1996, two-for-one stock split)

         Mr. Holmes has served as Chairman, President and Chief Executive Officer since August 1990, and President and Chief Executive Officer since January 1989. The Performance Graph on page 19 illustrates the company's accomplishments during much of this period. In fiscal 1996 the company achieved record revenues and earnings and exceeded a 26% ROE. Shareholders realized a 52% increase in share value during the year. Mr. Holmes' 1996 compensation of $1,458,477 (as shown in the Summary Compensation Table on page 14) included a market-priced base salary of $466,575. Under the CEO Plan he is eligible for annual and intermediate incentive compensation the performance standards of which are substantially similar to those in the annual and intermediate compensation plans for other named executive officers. The Committee awarded a personal performance bonus of $93,315 to Mr. Holmes following its year-end evaluation. On October 2, 1995, the Committee awarded Mr. Holmes an annual stock option grant for 39,600 Class A Shares which was based on the formula (explained above) applicable to his position. In addition Mr. Holmes received a grant of 400,000 non-qualified stock options pursuant to the terms of his Employment Agreement described on pages 17 through 19.

SUMMARY

         The Committee believes that a high caliber, motivated management team is critical to sustained business success.

         As in prior years, in 1996 a significant portion (approximately 66%) of the total compensation potential for the named executive officers was "at risk" and payable based on individual and corporate performance-based variables that will motivate and focus management on those issues that drive the success of the company. The Committee intends to continue its performance-based pay policy which links executive rewards to shareholder returns.

THE COMPENSATION COMMITTEE

Dr. David E. Fry
Allan Z.  Loren
Gayle B. Price, Jr.
Martin D. Walker, Chairman



                              DIRECTOR COMPENSATION

         Non-employee Directors receive an annual fee of $22,500 plus $1,000 for each Board of Directors Meeting attended. In addition, on October 1 of each year non-employee Directors receive options to purchase that number of Class A Shares which represent a fair market value of $40,000. Non-employee Directors who serve on a committee receive an additional $500 for each committee meeting attended. Committee Chairmen receive an additional $1,500 per year. No Director who is an employee of the company receives any compensation for services as a Director or committee member.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                           VOTING SECURITIES OF CERTAIN
                                         BENEFICIAL OWNERS AND MANAGEMENT

===================================================================================================================
                                           CLASS A                  CLASS B                      TOTAL VOTING
                                            SHARES        %          SHARES         %                SHARES    %
===================================================================================================================
Number of shares outstanding on
November 1, 1996, except as noted      80,983,063(1)     100.0     20,000,000     100.0    100,983,063(1)    100.0
below were:

The following are the only persons
known by the Company to own
beneficially more than 5% of either
class of voting security on
November 1, 1996:

Richard H. Grant, III                     119,047(2)       .15     20,000,000     100.0     20,119,047(2)     20.0
---------------------
Director and Private Investor
800 Germantown Street
Dayton, Ohio  45407

American Express Financial Advisors
-----------------------------------
IDS Tower 10                            6,310,700(3)       7.8                               6,310,700(3)      6.2
Minneapolis, Minnesota  55440

On November 1, 1996, the shares
beneficially owned by all executive
officers and Directors as a group
(14 persons) were:                      2,449,605(4)       3.0     20,000,000     100.0     22,449,605(4)     22.2
===================================================================================================================

(1)      Does not include 11,380,329 Class A Shares held in treasury.

(2) Richard H. Grant, III has sole voting and sole investment power with regard to 98,828 Class A Shares held in his own name. The total includes 20,219 Class A Shares as to which Mr. Grant holds options exercisable within 60 days. The amount excludes 12,776 Class A Shares held by Mrs. Grant as to which Mr. Grant disclaims beneficial ownership. This amount does not include 1,000,000 Class A Shares into which his 20,000,000 Class B Shares are convertible at a 20-to-1 ratio.

(3) As of November 1, 1996, American Express Financial Advisors and its affiliates share dispositive power, and American Express Financial Advisors and an affiliate share voting power, for the 6,310,700 shares.

(4) Includes 245,323 Class A Shares as to which such persons may exercise options within the next 60 days.

           The shares beneficially owned on November 1, 1996 by each Director and Nominee for Director other than for Richard H. Grant, III who is shown above were:

                                NUMBER
NAME                          OF SHARES     VOTING AND INVESTMENT POWER(1)
-------------------------------------------------------------------------------------------------------------------
Joseph N. Bausman               144,856    Mr. Bausman has sole voting and sole  investment  power with regard to
                                           112,996 Class A Shares held in his own name. The total includes
                                           31,860 Class A Shares as to which Mr. Bausman holds options exercisable within 60 days.

Dr. David E. Fry                  1,379    Dr. Fry has sole voting and sole investment power with regard to 800
                                           Class A Shares held in his own name. The total includes 579 Class A
                                           Shares as to which Dr. Fry holds options exercisable within 60 days.

Richard H. Grant, Jr.         1,016,238    Richard H. Grant, Jr. has sole voting and sole investment power with regard to 1,986 Class A Shares held in his own name. He also has sole voting and sole investment power with regard to 1,014,252 Class A Shares held in a trust for his benefit. This amount excludes 42,532 Class A
                                           Shares held by Mrs. Grant as to which Mr. Grant disclaims beneficial ownership.

David R. Holmes                 578,824    Mr. Holmes has sole voting and sole investment power with regard to
                                           507,551 Class A Shares. The total includes 12,367 Class A Shares, 9,803
                                           Class A Shares and 9,803 Class A Shares held in the names of his three sons and 39,300 Class A Shares as to which Mr. Holmes holds options exercisable within 60 days. This amount excludes 10,211 Class A Shares held by Mrs. Holmes as to which Mr. Holmes disclaims beneficial ownership.

Cleve L. Killingsworth, Jr.           0    -----

Allan Z. Loren                        0    -----

Dale L. Medford                 149,346    Mr. Medford has sole voting and sole investment power with regard to
                                           89,906 shares held in his own name, and shared voting and shared investment power with regard to 10,400 shares held jointly with his spouse. The total includes 49,040 Class A Shares as to which Mr. Medford holds options exercisable within 60 days.

Robert C. Nevin                 175,208    Mr. Nevin has sole voting and sole investment power with regard to
                                           121,628 Class A Shares held in his own name, 5,800 Class A Shares in the name of his daughter, and 5,800 Class A Shares held in the name of his son. The total includes 41,980 Class A Shares as to which Mr. Nevin holds options exercisable within 60 days.

Gayle B. Price, Jr.              10,179    Mr. Price has sole voting and sole investment power with regard to 9,600
                                           Class A Shares held in his own name. The total includes 579 Class A
                                           Shares as to which Mr. Price holds options exercisable within 60 days.


                                                                                (Table continued on following page)

Kenneth W. Thiele                 8,579    Mr. Thiele has sole voting and sole investment power with regard to 8,000
                                           Class A Shares held in his own name. The total includes 579 Class A
                                           Shares as to which Mr. Thiele holds options exercisable within 60 days.

Martin D. Walker                  8,579    Mr. Walker has sole voting and sole investment power with regard to 8,000
                                           Class A Shares held in his own name. The total included 579 Class A
                                           Shares as to which Mr. Walker holds options exercisable within 60 days.

(1) All shares are held with sole voting and sole investment power unless otherwise indicated. The individual holdings of each Director equal less than 1% of the issued and outstanding Class A or Class B Shares, except for Richard H. Grant, Jr. and Richard H. Grant, III.

         Richard H. Grant, III is the son of Richard H. Grant, Jr., and they may be deemed to be "control persons" with respect to the company; however, each disclaims any beneficial ownership of the Class A Shares or Class B Shares held by the other.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         No Executive Officer or Director is or has been indebted to the company during the last fiscal year in excess of $60,000.


                                     PART IV
                             (Dollars in thousands)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

      The following consolidated financial statements of the company are set forth on pages 33 through 54.

         Statements of Consolidated Income - For The Years Ended
         September 30, 1996, 1995 and 1994

         Consolidated Balance Sheets - September 30, 1996 and 1995

         Statements of Consolidated Shareholders' Equity - For The Years Ended September 30, 1996, 1995 and 1994

         Statements of Consolidated Cash Flows - For The Years Ended September 30, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements (Including Supplementary
         Data)

(a)(2) FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1996 ARE ATTACHED HERETO:

                 Schedule II   -   Valuation Accounts           Page 55

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)   REPORTS ON FORM 8-K

      On June 3, 1996, the company filed a Report on Form 8-K under Item 2 which set forth the completion of the tender offer for all outstanding shares of the common stock of Duplex Products Inc. On August 2, 1996, the company filed a Current Report Amendment on Form 8-K under Item 7(b) which set forth the combined pro forma financial information required of the company and Duplex Products Inc.

(c)   EXHIBITS

      The exhibits as shown in "Index of Exhibits" (pages 56-63) are filed as a part of this Report.

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



         --------------------------------------------------------------

          The Company will provide a copy of its 1996 Annual Report to
                       Shareholders upon written request to:

                  ADAM M. LUTYNSKI, GENERAL COUNSEL & SECRETARY
                        THE REYNOLDS AND REYNOLDS COMPANY
                                 P. O. BOX 2608
                               DAYTON, OHIO 45401
         --------------------------------------------------------------

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     THE REYNOLDS AND REYNOLDS COMPANY

                                     By       /S/ ADAM M. LUTYNSKI
                                     ------------------------------------------------------------

                                            ADAM M. LUTYNSKI
                                            General Counsel and Secretary


Date:    November 19, 1996




         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



Date:     November 19, 1996          By     /S/ DAVID R. HOLMES
                                     ------------------------------------------------------------

                                            DAVID R. HOLMES
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)



Date:    November 19, 1996           By       /S/ DALE L. MEDFORD
                                     ------------------------------------------------------------

                                            DALE L. MEDFORD
                                            Vice President, Corporate Finance and Chief
                                            Financial Officer (Principal Financial and
                                            Accounting Officer) and Director



Date:    November 19, 1996           By       /S/ JOSEPH N. BAUSMAN
                                     ------------------------------------------------------------

                                            JOSEPH N. BAUSMAN
                                            President, Automotive Systems Division
                                            and Director

Date:    November 19, 1996           By       /S/ DR. DAVID E. FRY
                                     ------------------------------------------------------------

                                            DR. DAVID E. FRY, Director


Date:    November 19, 1996           By       /S/ RICHARD H. GRANT, JR.
                                     ------------------------------------------------------------

                                            RICHARD H. GRANT, JR.
                                            Chairman of the Steering
                                            Committee and Director


Date:    November 19, 1996            By      /S/ RICHARD H. GRANT, III
                                     ------------------------------------------------------------

                                            RICHARD H. GRANT, III, Director


Date:    November 19, 1996           By       /S/ ALLAN Z. LOREN
                                     ------------------------------------------------------------

                                            ALLAN Z. LOREN, Director


Date:    November 19, 1996           By       /S/ ROBERT C. NEVIN
                                     ------------------------------------------------------------

                                            ROBERT C. NEVIN
                                            President, Business Systems Division
                                            and Director


Date:    November 19, 1996           By       /S/ GAYLE B. PRICE, JR.
                                     ------------------------------------------------------------

                                            GAYLE B. PRICE, JR., Director


Date:    November 19, 1996           By       /S/ KENNETH W. THIELE
                                     ------------------------------------------------------------

                                            KENNETH W. THIELE, Director


Date:    November 19, 1996           By       /S/ MARTIN D. WALKER
                                     ------------------------------------------------------------

                                            MARTIN D. WALKER, Director

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(a)(1) and (2); 14(c) and (d)
                  Financial Statements, Schedules and Exhibits
                          Year Ended September 30, 1996
                        The Reynolds and Reynolds Company
                                  Dayton, Ohio

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY



November 11, 1996



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

The company's independent public auditors, Deloitte & Touche LLP, perform an independent audit of the company's consolidated financial statements. They have access to minutes of board meetings, all financial information and other corporate records. Their audit is conducted in accordance with generally accepted auditing standards and includes consideration of the system of internal controls. Their report is included in this annual report on page 31.

Another level of control resides with the audit committee of the company's board of directors. The committee, comprised of four directors who are not members of management, oversees the company's financial reporting process. They recommend to the board, subject to shareholder approval, the selection of the company's independent public auditors. They discuss the overall audit scope and the specific audit plans with the independent public auditors and the internal auditors. This committee also meets regularly (separately and jointly) with the independent public auditors, the internal auditors and management to discuss the results of those audits, the evaluation of internal controls, the quality of financial reporting and specific accounting and reporting issues.





David R. Holmes                               Dale L. Medford
Chairman, President and                       Vice President, Corporate Finance
Chief Executive Officer                       and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT








The Shareholders of The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 1996 and 1995, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedules included at Item 14(a) (2). These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/  DELOITTE & TOUCHE LLP
--------------------------

Dayton, Ohio
November 11, 1996
(November 19, 1996 as to Note 13)

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Registration Statement No. 33-56045 of The Reynolds and Reynolds Company on Form S-8, Post-Effective Amendments No. 1 and No. 2 to Registration Statement No. 33-48546 of The Reynolds and Reynolds Company on Form S-3, Post-Effective Amendment No. 1 to Registration Statement No. 33-51895 of The Reynolds and Reynolds Company on Form S-3, Pre-Effective Amendment No. 1 to Registration Statement No. 33-58877 of The Reynolds and Reynolds Company on Form S-3, Pre-Effective Amendment No. 1 to Registration Statement No. 33-61725 of The Reynolds and Reynolds Company on Form S-3, Registration Statement No. 33-59615 of The Reynolds and Reynolds Company on Form S-3 and Registration Statement No. 33-59617 of The Reynolds and Reynolds Company on Form S-3 of our report dated November 11, 1996 (November 19, 1996 as to Note 13), appearing in this Annual Report on Form 10-K of
The Reynolds and Reynolds Company for the year ended September 30, 1996, and to the reference to us under the heading "Experts" in the Prospectus, which is part of Registration Statement No. 333-12967 of The Reynolds and Reynolds Company on Form S-3, and Registration Statement No. 333-19681 of The Reynolds and Reynolds Company on Form S-8.





/s/  DELOITTE & TOUCHE LLP
--------------------------

Dayton, Ohio
November 19, 1996

                        STATEMENTS OF CONSOLIDATED INCOME
                      (In thousands except per share data)


For The Years Ended September 30                      1996         1995         1994
---------------------------------------------------------------------------------------
Net Sales and Revenues
   Information systems
     Products                                     $   756,664    $ 621,909    $ 564,976
     Services                                         317,516      266,671      224,330
                                                  -----------    ---------    ---------
     Total information systems                      1,074,180      888,580      789,306
   Financial services                                  26,263       22,311       19,488
                                                  -----------    ---------    ---------
   Total net sales and revenues                     1,100,443      910,891      808,794
                                                  -----------    ---------    ---------
Costs and Expenses
   Cost of sales
     Products                                         438,041      363,303      333,630
     Services                                         125,614      107,342       96,284
                                                  -----------    ---------    ---------
     Total cost of sales                              563,655      470,645      429,914
   Selling, general and administrative expenses       360,145      294,081      261,997
   Restructuring charge                                                          12,400
   Financial services                                  11,818        9,150        6,416
                                                  -----------    ---------    ---------
Total costs and expenses                              935,618      773,876      710,727
                                                  -----------    ---------    ---------
Operating Income                                      164,825      137,015       98,067
                                                  -----------    ---------    ---------
Other Charges (Income)
   Interest expense                                     5,778        3,779        3,820
   Interest income                                     (1,648)      (1,674)      (1,449)
   Other                                               (1,548)      (1,845)      (1,626)
                                                  -----------    ---------    ---------
   Total other charges                                  2,582          260          745
                                                  -----------    ---------    ---------
Income Before Income Taxes                            162,243      136,755       97,322
Provision for Income Taxes                             68,505       58,161       31,118
                                                  -----------    ---------    ---------
Net Income                                        $    93,738    $  78,594    $  66,204
                                                  ===========    =========    =========
Earnings Per Common Share                         $      1.10    $     .92    $     .76
                                                  ===========    =========    =========
Average Number of Common Shares Outstanding            85,228       85,032       87,563
                                                  ===========    =========    =========

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


September 30                                                    1996       1995
---------------------------------------------------------------------------------
INFORMATION SYSTEMS ASSETS
Current Assets
  Cash and equivalents                                        $ 11,130   $ 18,366
                                                              --------   --------
Accounts receivable (less allowance for doubtful accounts:
    1996--$5,744;1995--$3,166)                                 161,278    114,617
                                                              --------   --------
  Inventories
    Finished products                                           42,953     33,064
    Work in process                                              3,788      1,541
    Raw  materials and supplies                                  6,461      3,191
                                                              --------   --------
    Total inventories                                           53,202     37,796
                                                              --------   --------
  Deferred income taxes                                         22,398     10,912
                                                              --------   --------
  Prepaid expenses and other assets                             23,075      6,500
                                                              --------   --------
  Total current assets                                         271,083    188,191
                                                              --------   --------
Property, Plant and Equipment
  Land and improvements                                          9,521      8,237
  Buildings and improvements                                    84,716     70,678
  Machinery and equipment                                      203,875    168,761
  Furniture and other                                           32,607     28,216
  Construction in progress                                      10,535      6,154
                                                              --------   --------
  Total property, plant and equipment                          341,254    282,046
  Less accumulated depreciation                                173,587    153,584
                                                              --------   --------
  Net property, plant and equipment                            167,667    128,462
                                                              --------   --------
Intangible Assets
  Goodwill                                                      94,969    101,275
  Software licensed to customers                                15,435     15,063
  Other                                                         10,349     13,551
                                                              --------   --------
  Total intangible assets                                      120,753    129,889
                                                              --------   --------
Other Assets                                                    50,859     42,959
                                                              --------   --------
Total Information Systems Assets                               610,362    489,501
                                                              --------   --------

FINANCIAL SERVICES ASSETS
Finance Receivables                                            311,576    264,901
Cash and Other Assets                                            1,706      1,064
                                                              --------   --------
Total Financial Services Assets                                313,282    265,965
                                                              --------   --------


TOTAL ASSETS                                                  $923,644   $755,466
                                                              ========   ========


                                                                1996        1995
---------------------------------------------------------------------------------
INFORMATION SYSTEMS LIABILITIES
Current Liabilities
  Current portion of long-term debt                           $  6,832    $    714
  Notes payable                                                  7,659       9,492
  Accounts payable
    Trade                                                       45,208      32,636
    Other                                                        5,331       6,715
  Accrued liabilities
    Compensation and related items                              43,847      26,838
    Income taxes                                                 2,451       8,886
    Other                                                       49,033      34,301
  Deferred revenues                                              6,917       6,251
                                                              --------    --------
Total current liabilities                                      167,278     125,833
                                                              --------    --------
Long-Term Debt                                                  84,601      41,443
                                                              --------    --------
Other Liabilities
  Postretirement medical                                        38,104      35,462
  Pensions                                                      23,795      18,285
  Other                                                          1,317       1,406
                                                              --------    --------
  Total other liabilities                                       63,216      55,153
                                                              --------    --------
Total Information Systems Liabilities                          315,095     222,429
                                                              --------    --------
FINANCIAL SERVICES LIABILITIES

Notes Payable                                                  161,911     131,675
Deferred Income Taxes                                           71,181      67,159
Other Liabilities                                                2,462       1,648
                                                              --------    --------
Total Financial Services Liabilities                           235,554     200,482
                                                              --------    --------


SHAREHOLDERS' EQUITY
Capital Stock
  Preferred
  Class A common                                                50,601      25,628
  Class B common                                                   625         313
Additional Paid-In Capital                                                  15,815
Other Adjustments                                               (6,203)     (3,581)
Retained Earnings                                              327,972     294,380
                                                              --------    --------
Total Shareholders' Equity                                     372,995     332,555
                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $923,644    $755,466
                                                              ========    ========

See Notes to Consolidated Financial Statements.

                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                      (In thousands except per share data)


For The Years Ended September 30                           1996         1995         1994
-------------------------------------------------------------------------------------------
Capital Stock
   Class A common
     Balance, beginning of year                         $  25,628    $  26,067    $  13,199
     Stock splits                                          25,629                    13,199
     Capital stock issued                                     379          420          670
     Converted from Class B common                                                       63
     Capital stock repurchased                             (1,000)        (848)      (1,035)
     Capital stock retired                                    (35)         (11)         (29)
                                                        ---------    ---------    ---------
     Balance, end of year                                  50,601       25,628       26,067
                                                        ---------    ---------    ---------
   Class B common
     Balance, beginning of year                               313          313          188
       Stock splits                                           312                       188
   Converted to Class A common                                                          (63)
                                                        ---------    ---------    ---------
     Balance, end of year                                     625          313          313
                                                        ---------    ---------    ---------
Additional Paid-In Capital
   Balance, beginning of year                              15,815        2,557        2,693
   Stock splits                                           (18,712)                  (13,387)
   Capital stock issued                                     3,314       12,507       15,315
   Capital stock repurchased                                                         (2,177)
   Capital stock retired                                   (1,117)        (451)        (999)
   Tax benefits from stock options                            700        1,202        1,112
                                                        ---------    ---------    ---------
   Balance, end of year                                         0       15,815        2,557
                                                        ---------    ---------    ---------
Other Adjustments
   Balance, beginning of year                              (3,581)      (2,566)      (3,316)
   Foreign currency translation                              (269)          28         (328)
   Minimum pension liability                               (2,353)      (1,043)       1,078
                                                        ---------    ---------    ---------
   Balance, end of year                                    (6,203)      (3,581)      (2,566)
                                                        ---------    ---------    ---------
Retained Earnings
   Balance, beginning of year                             294,380      266,668      250,561
   Stock split                                             (7,229)
   Net income                                              93,738       78,594       66,204
   Cash dividends
     Class A common (1996--$.25 PER SHARE;
       1995--$.20 per share; 1994--$.165 per share)       (20,344)     (16,451)     (14,036)
     Class B common (1996--$.0125 PER SHARE;
       1995--$.01 per share; 1994--$.00825 per share)        (250)        (200)        (190)
   Capital stock repurchased                              (32,323)     (34,231)     (35,871)
                                                        ---------    ---------    ---------
   Balance, end of year                                   327,972      294,380      266,668
                                                        ---------    ---------    ---------
Total Shareholders' Equity                              $ 372,995    $ 332,555    $ 293,039
                                                        =========    =========    =========

See Notes to Consolidated Financial Statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)


For The Years Ended September 30                            1996         1995        1994
-------------------------------------------------------------------------------------------
INFORMATION SYSTEMS
Cash Flows Provided by Operating Activities              $ 110,345    $ 107,222    $ 94,956
                                                         ---------    ---------    --------
Cash Flows Provided by (Used for) Investing Activities
   Business combinations                                   (78,039)     (20,824)     (9,814)
   Capital expenditures                                    (39,980)     (30,750)    (27,888)
   Net proceeds from sales of assets                        10,943        3,744       8,312
   Proceeds from sale of receivables                                      6,000
   Capitalization of software licensed to customers         (4,103)      (3,471)     (2,695)
   (Advances to) repayments from financial services          4,189       (9,708)        336
                                                         ---------    ---------    --------
   Net cash used for investing activities                 (106,990)     (55,009)    (31,749)
                                                         ---------    ---------    --------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                    50,000        1,254       1,250
   Principal payments on debt                               (8,159)      (5,051)     (2,266)
   Cash dividends paid                                     (20,594)     (16,651)    (14,226)
   Capital stock issued                                      1,754        1,422       1,882
   Capital stock repurchased                               (33,323)     (35,079)    (39,083)
                                                         ---------    ---------    --------
   Net cash used for financing activities                  (10,322)     (54,105)    (52,443)
                                                         ---------    ---------    --------
Effect of Exchange Rate Changes on Cash                       (269)          28          29
                                                         ---------    ---------    --------
Increase (Decrease) in Cash and Equivalents                 (7,236)      (1,864)     10,793
Cash and Equivalents, Beginning of Year                     18,366       20,230       9,437
                                                         ---------    ---------    --------
     Cash and Equivalents, End of Year                   $  11,130    $  18,366    $ 20,230
                                                         =========    =========    ========
FINANCIAL SERVICES
Cash Flows Provided by Operating Activities              $  15,449    $  13,854    $ 10,767
                                                         ---------    ---------    --------
Cash Flows Provided by (Used for) Investing Activities
   Finance receivables originated                         (117,040)    (115,643)    (81,940)
   Collections on finance receivables                       76,174       64,232      55,038
                                                         ---------    ---------    --------
   Net cash used for investing activities                  (40,866)     (51,411)    (26,902)
                                                         ---------    ---------    --------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                    72,988       70,000      41,650
   Principal payments on debt                              (42,752)     (42,688)    (24,975)
   Advances from (repayments to) information systems        (4,189)       9,708        (336)
                                                         ---------    ---------    --------
   Net cash provided by financing activities                26,047       37,020      16,339
                                                         ---------    ---------    --------
Increase (Decrease) in Cash and Equivalents                    630         (537)        204
Cash and Equivalents, Beginning of Year                        663        1,200         996
                                                         ---------    ---------    --------
Cash and Equivalents, End of Year                        $   1,293    $     663    $  1,200
                                                         =========    =========    ========

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

USE OF ESTIMATES

The consolidated financial statements are prepared in conformity with generally accepted accounting principles and include amounts based on management's best estimates and judgments. The use of estimates and judgments may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CASH AND EQUIVALENTS

For purposes of reporting cash flows, cash and equivalents includes cash on hand, cash deposits and investments with maturities of three months or less at the time of purchase.

TRANSFER OF RECEIVABLES

The company has entered into an agreement to transfer a percentage interest in a pool of accounts receivable. The transferee's recourse is limited to certain circumstances. Under terms of the agreement, which is accounted for as a sale of receivables, the transferee advances the company funds equal to the face value of the receivables transferred. Monthly, the company pays the transferee a discount, based on market interest rates, on the uncollected receivable balances. The company may transfer up to $10,000 of receivables under this agreement, which expires September 30, 1998. The balance of receivables transferred was $6,000 at September 30, 1996 and 1995. The transferee also has a collateral interest in $1,500 of other receivables at September 30, 1996.

CONCENTRATIONS OF CREDIT RISK

The company is a leading provider of information management systems to automobile dealerships. A significant portion of finance receivables and accounts receivable are from automobile dealerships.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of domestic business forms inventories are determined by the last-in, first-out (LIFO) method. At September 30, 1996 and 1995, LIFO inventories were $45,253 and $27,928, respectively. These inventories determined by the first-in, first-out
(FIFO) method would increase by $6,232 in 1996, $7,096 in 1995 and $4,256 in 1994. For other inventories, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

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

INTANGIBLE ASSETS

The excess of cost over net assets of companies acquired is recorded as goodwill and amortized on a straight-line basis typically over five to forty years. Amortization expense was $10,541 in 1996, $8,530 in 1995 and $5,707 in 1994. At September 30, 1996 and 1995, the accumulated amortization was $36,183 and $25,644, respectively.

The company capitalizes certain costs of developing its software products. Upon completion of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from five to seven years. Amortization expense for software licensed to customers was $3,731 in 1996, $3,746 in 1995 and $4,059 in 1994. At September 30, 1996 and 1995, the accumulated amortization was $43,052 and $39,347, respectively.

Other intangible assets are amortized over periods ranging from three to fifteen years. Amortization expense was $2,408 in 1996, $2,165 in 1995 and $1,688 in 1994. At September 30, 1996 and 1995, the accumulated amortization was $10,398 and $8,099, respectively.

LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain intangible assets to be disposed of be reported at the lower of their carrying amount or fair value less costs to sell. The adoption of this statement had no material effect on the financial statements of the company.

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

REVENUE RECOGNITION - FINANCIAL SERVICES
Financial services revenues consist primarily of interest earned on financing the company's computer systems product sales. Revenues are recognized over the lives of financing contracts, generally four to eight years, using the interest method.

LEASE OBLIGATIONS

The company leases premises and equipment under various operating lease agreements. As of September 30, 1996, future minimum lease payments relating to these agreements were $20,916 in 1997, $15,214 in 1998, $9,367 in 1999, $6,439
in 2000 and $4,704 in 2001. Rental expenses were $25,660 in 1996, $19,408 in
1995 and $19,577 in 1994.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. These costs were $24,439 in 1996, $20,978 in 1995 and $18,115 in 1994.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Temporary differences result principally from financial services product financing activities, postretirement benefits and different depreciation methods. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiary because, for the most part, those earnings are permanently reinvested. Undistributed earnings of the foreign subsidiary at September 30, 1996 were $16,722. The calculation of the unrecognized deferred income tax liability on these earnings is not practicable.

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


BUSINESS FORMS RESTRUCTURING

In 1994, the company recorded a restructuring charge of $12,400 for costs to be incurred in the disposal of part of its computer paper product line and the consolidation of certain custom business forms printing operations. This transaction generated $11,500 of income tax benefits which more than offset the negative after-tax effect of the restructuring charge. During 1995 this restructuring was completed and the costs incurred approximated those originally accrued.

2.  BUSINESS COMBINATIONS

On April 22, 1996 the company announced a cash tender offer to acquire the outstanding shares of Duplex Products Inc. (Duplex) for $12 per share. On May 20, 1996 the company purchased the tendered shares of Duplex for $89,800. Duplex, a provider of business forms and labels, electronic printing and mailing services, document management programs, forms automation solutions and process analysis to customers throughout the United States, reported sales of $275,000 in 1995. The company initially financed this transaction through existing revolving credit agreements. Ultimately, the company expects to obtain new long-term financing and repay the revolving credit agreement borrowings.

The company recorded liabilities for the costs to exit duplicate manufacturing, distribution and administrative facilities of Duplex. These liabilities included the costs of closing seven Duplex manufacturing plants, five distribution facilities and an administrative building. At September 30, 1996 the company had closed three of the manufacturing plants, one distribution facility and the administrative building. The company plans to exit the remaining facilities during fiscal year 1997. As of May 20, 1996 key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $8,620, relocation costs of $1,346 and lease costs of $1,760. Involuntary termination benefits represent severance payments and outplacement services for 550 employees, comprised principally of manufacturing employees. Through September 30, 1996, 255 employees were terminated and $2,086 of involuntary termination benefits, $302 of relocation costs and $46 of lease costs were paid.

The company recorded the assets of the duplicate Duplex facilities as current assets held for sale. At May 20, 1996, these assets of $14,397 were recorded at their fair market value less costs to dispose. At September 30, 1996, $4,305 of these assets had been sold.

The company also purchased fifteen other businesses in the automotive, healthcare and general business forms markets during the last three years. The other businesses purchased in 1996 had annual sales of about $50,000. Businesses acquired in 1995 and 1994 had annual sales of $56,000 and $32,000, respectively.

The businesses were purchased with a combination of cash, notes payable and stock as reported in the table below. The issuances of notes payable and capital stock were considered non-cash transactions for accounting purposes and were not included in the statements of cash flows. These business combinations were accounted for as purchases and the accounts of the acquired businesses were included in the company's financial statements since the dates of acquisition. In connection with these business combinations, the company recorded goodwill of $859 in 1996, $31,367 in 1995 and $18,979 in 1994. This goodwill is being amortized on a straight-line basis over five to fifteen years. No goodwill was recorded for the Duplex transaction. Under the terms of some of the purchase agreements, the company may be required to make additional payments, contingent on the sales and profitability of the business purchased. These payments, if made, will either be expensed in the period incurred or charged to goodwill. The amount of contingent payments charged to goodwill was $4,270 in 1996 and $1,351 in 1995. Contingent payments may be made through 2006.

COMPONENTS OF PURCHASE PRICES

                                                         1996      1995      1994
----------------------------------------------------------------------------------
Cash (net of cash and equivalents acquired)            $78,039   $20,824   $ 9,814
Notes payable                                                      9,492
Capital stock issued (1996 -- 31,472 SHARES;
   1995 -- 827,576 shares; 1994 -- 1,225,384 shares)       796    11,383    13,075
                                                       -------   -------   -------
Totals                                                 $78,835   $41,699   $22,889
                                                       =======   =======   =======

PRO FORMA INFORMATION (UNAUDITED)

On a pro forma basis, assuming that the 1996 business combinations were made as of October 1, 1994, the consolidated revenues of the company would have increased by about $174,000 in 1996 and $337,000 in 1995. Net earnings would have decreased by $2,600 or $.03 per share in 1996 and $4,000 or $.04 per share in 1995. These pro forma results of operations include pre-acquisition results of the businesses acquired and may not be indicative of the results of operations that actually would have been obtained if the business combinations had been in effect or that may be obtained in the future.

3.  INCOME TAXES

PROVISION FOR INCOME TAXES
                                                         1996        1995        1994
-------------------------------------------------------------------------------------
Current
   Federal                                           $ 50,598    $ 36,800    $ 20,340
   State and local                                     11,112       9,221       4,121
   Foreign                                                902        (276)       (380)
Deferred
   Financial services product financing activities      4,022      15,557       9,538
   Depreciation                                           690       2,774      (5,778)
   Capital losses                                       1,696       2,814      (3,900)
   Capital losses valuation allowance                  (1,122)     (1,800)      2,198
   Other                                                  607      (6,929)      4,979
                                                     --------    --------    --------
Provision for income taxes                           $ 68,505    $ 58,161    $ 31,118
                                                     ========    ========    ========
Income taxes paid (net of refunds)                   $ 79,616    $ 39,821    $ 24,017
                                                     ========    ========    ========

RECONCILIATION OF INCOME TAX RATES
                                             1996               1995               1994
                                      AMOUNT     PERCENT  Amount    Percent  Amount     Percent
-----------------------------------------------------------------------------------------------
Statutory federal income taxes       $ 56,785    35.0%    $47,864   35.0%   $ 34,062    35.0%
State and local taxes less federal
   income tax effect                    8,996     5.5       7,573    5.5       5,631     5.8
Divestiture of computer paper
   business                                                                  (11,500)  (11.8)
Goodwill amortization
   and write-off                        2,636     1.6       2,228    1.6       3,207     3.3
Other                                      88      .1         496     .4        (282)    (.3)
                                     --------    ----     -------   ----    --------    ----
Provision for income taxes           $ 68,505    42.2%    $58,161   42.5%   $ 31,118    32.0%
                                     ========    ====     =======   ====    ========    ====


INFORMATION SYSTEMS DEFERRED INCOME TAX ASSETS (LIABILITIES)

                                                             1996        1995
------------------------------------------------------------------------------
Postretirement medical                                    $ 15,419    $ 14,371
Pensions                                                     9,005       5,496
Acquired net operating losses                                6,668
Costs to exit duplicate facilities                           3,743
Capital losses                                                 157       1,853
Other                                                       24,165      14,327
Depreciation                                               (17,700)    (11,341)
Capital losses valuation allowance                             (43)     (1,165)
Other                                                      (17,009)    (10,360)
                                                          --------    --------
Totals                                                      24,405      13,181
Current                                                     22,398      10,912
                                                          --------    --------
Non-current                                               $  2,007    $  2,269
                                                          ========    ========

The carryforward of net operating losses expires primarily in 2009.

4.  FINANCIAL SERVICES

INCOME STATEMENTS

                                                   1996       1995        1994
--------------------------------------------------------------------------------
Revenues                                         $26,263   $ 22,311    $ 19,488
                                                 -------   --------    --------
Expenses
   Interest expense                                9,072      7,191       5,044
   Allowance for losses provision (benefit)          500       (150)       (700)
   General and administrative                      2,246      2,109       2,072
                                                 -------   --------    --------
   Total expenses                                 11,818      9,150       6,416
                                                 -------   --------    --------
Income before income taxes                        14,445     13,161      13,072
Provision for income taxes                         5,708      5,192       5,199
                                                 -------   --------    --------
Net income                                       $ 8,737   $  7,969    $  7,873
                                                 =======   ========    ========


FINANCE RECEIVABLES

                                                       1996              1995
--------------------------------------------------------------------------------
Product financing receivables                       $ 356,387         $ 306,470
Unguaranteed residual values                           22,143            16,495
Allowance for losses                                   (3,314)           (3,903)
Unearned interest income                              (65,933)          (56,054)
Other                                                   2,293             1,893
                                                    ---------         ---------
Totals                                              $ 311,576         $ 264,901
                                                    =========         =========

As of September 30, 1996, product financing receivables due for each of the next five years were $110,598 in 1997, $93,464 in 1998, $76,829 in 1999, $51,997 in
2000 and $22,033 in 2001.


ALLOWANCE FOR LOSSES

                                                         1996             1995
--------------------------------------------------------------------------------
Balance, beginning of year                             $ 3,903          $ 4,854
Provision (benefit)                                        500             (150)
Net losses                                              (1,089)            (801)
                                                       -------          -------
Balance, end of year                                   $ 3,314          $ 3,903
                                                       =======          =======

5.  FINANCING ARRANGEMENTS

INFORMATION SYSTEMS

                                                                     1996      1995
------------------------------------------------------------------------------------
Short-term notes, weighted average interest rates
   of 6.0% at September 30, 1996 and 7.3% at September 30, 1995    $ 7,659   $ 9,492
                                                                   =======   =======
Fixed rate notes, weighted average interest rates
   of 6.6% at September 30, 1996 and 6.5% at September 30, 1995,
   maturing through 2003                                           $41,433   $42,157
Variable rate notes, weighted average interest rate
   of 6.1% at September 30, 1996, maturing through 2002             50,000
                                                                   -------   -------
Totals                                                              91,433    42,157
Current portion                                                      6,832       714
                                                                   -------   -------
Long-term portion                                                  $84,601   $41,443
                                                                   =======   =======

Loan agreements limit consolidated indebtedness and require a minimum current ratio of 1.50. Loan agreements also limit dividend payments to $39,000 as of September 30, 1996. As of September 30, 1996, the fair values of information systems financing arrangements were $7,659 for short-term notes, $39,954 for fixed rate notes and $50,000 for variable rate notes. At September 30, 1995, the fair values of information systems financing arrangements were $9,525 for short-term notes and $41,148 for fixed rate notes. At September 30, 1996, debt maturities were $6,832 in 1997, $8,531 in 1998, $19,048 in 1999, $21,298 in 2000
and $21,548 in 2001. Interest paid was $5,882 in 1996, $3,006 in 1995 and $3,153 in 1994.


FINANCIAL SERVICES

In the ordinary course of business, the company borrows cash to fund investments in finance receivables from the sale of the company's products. The company attempts to limit its interest rate exposure between the interest earned on fixed rate finance receivables and the interest paid on variable rate financing agreements through the use of interest rate management agreements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed rates. Ceiling agreements limit the maximum interest rates the company pays on variable rate financing agreements. Fixed interest rates do not change over the life of the agreements. Variable interest rates are reset at least every ninety days and are based on LIBOR or commercial paper indices and are settled with counterparties at that time. Net interest received or paid on these contracts is reflected in interest expense. The company is exposed to credit related losses in the event of nonperformance by counterparties to the interest rate management agreements. The company attempts to minimize this credit risk by only entering into agreements with counterparties that have a Standard & Poor's rating of "A" or higher. The company also diversifies its interest rate management agreements among several financial institutions. Interest rate management agreements are accounted for using settlement accounting.

                                                               Notional Amounts
                                                  Notes       Swaps     Ceilings
--------------------------------------------------------------------------------
SEPTEMBER 30, 1996
--------------------------------------------------------------------------------
Variable rate notes, maturing through 2002        $  76,875   $ 1,875   $20,625
   Weighted average interest rate                       6.0%
   Weighted average pay rate                                      4.4%
   Weighted average receive rate                                  5.6%
   Weighted average ceiling interest rate                                   7.2%
Fixed rate notes, maturing through 2000              85,036
   Weighted average interest rate                       6.1%
                                                  ---------   -------   -------
Totals                                            $ 161,911   $ 1,875   $20,625
                                                  =========   =======   =======





--------------------------------------------------------------------------------
September 30, 1995
--------------------------------------------------------------------------------
Variable rate notes, maturing through 2000       $  61,675   $ 10,938   $ 30,625
   Weighted average interest rate                      6.6%
   Weighted average pay rate                                      5.1%
   Weighted average receive rate                                  5.9%
   Weighted average ceiling interest rate                                    7.2%
Fixed rate notes, maturing through 1999             70,000
   Weighted average interest rate                      6.0%
                                                 ---------   --------   --------
Totals                                           $ 131,675   $ 10,938   $ 30,625
                                                 =========   ========   ========

Loan agreements require financial services to maintain a minimum ratio of income before income taxes and interest expense to interest expense of 1.25. The fair value of financial services debt was $161,367 and $131,293 at September 30, 1996 and 1995, respectively. At September 30, 1996, maturities of notes were $68,322 in 1997, $38,010 in 1998, $32,364 in 1999, $14,299 in 2000 and $6,667 in 2001.
Interest paid was $9,032 in 1996, $7,211 in 1995 and $5,141 in 1994.

The interest rate swap agreement matures in 1997. At September 30, 1996, notional amount maturities of ceiling agreements were $10,000 in 1997, $8,750 in 1998 and $1,875 in 1999. The fair values of interest rate swap agreements were $6 and $62 at September 30, 1996 and 1995, respectively. The fair values of interest rate ceiling agreements were $21 and $83 at September 30, 1996 and 1995, respectively. The premiums paid for an interest rate ceiling agreement is amortized on a straight-line basis over the life of the agreement. Unamortized premium costs were $219 at September 30, 1996 and $329 at September 30, 1995.

REVOLVING CREDIT AGREEMENTS

Information systems and financial services share variable rate revolving credit agreements which total $110,000 and require commitment fees on unused credit. At September 30, 1996, available balances under these agreements were $33,580.

FAIR VALUES

Fair values of financial instruments are determined using interest rates available to the company for debt and interest rate management agreements with the same remaining maturities.

6.  CAPITAL STOCK

                                         1996            1995           1994
---------------------------------------------------------------------------------
Preferred
   No par value
   Authorized shares                   60,000,000      60,000,000     60,000,000

Class A common
   Par value per share               $       .625    $       .625    $      .625
   Authorized shares                  120,000,000     120,000,000     60,000,000
                                     ============    ============    ===========
   Issued and outstanding shares
     Balance, beginning of year        82,011,136      83,415,152     84,476,044
     Issued                               605,877       1,342,926      2,144,268
     Converted from Class B common                                       200,000
     Repurchased                       (1,600,000)     (2,712,600)    (3,310,800)
     Retired                              (56,442)        (34,342)       (94,360)
                                     ------------    ------------    -----------
     Balance, end of year              80,960,571      82,011,136     83,415,152
                                     ============    ============    ===========
Class B common
   Par value per share               $     .03125    $     .03125    $    .03125
   Authorized shares                   30,000,000      30,000,000     30,000,000
   Issued and outstanding shares       20,000,000      20,000,000     20,000,000

Dividends on Class A common shares must be twenty times the dividends on Class B common shares and must be paid simultaneously. Each share of Class A common and Class B common is entitled to one vote. The Class B common shareholder may convert twenty Class B common shares to one share of Class A common. In 1994, 4,000,000 Class B common shares were converted into 200,000 Class A common shares. The company has reserved sufficient authorized Class A common shares for Class B conversions and stock option plans.

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

On August 6, 1996, the company's board of directors approved a two-for-one common stock split. As a result of the split, on September 17, 1996, common shareholders received one additional share for each share held as of September 3, 1996. Par value remained $.625 per Class A common share and $.03125 per Class B common share. The company reclassified $25,629 to Class A common and $312 to Class B common from additional paid-in capital and retained earnings for the par value of the additional shares. Share and per share information presented in the accompanying financial statements reflects the stock split.

The company repurchased Class A common shares for treasury at average prices of $20.83 in 1996, $12.93 in 1995 and $11.80 in 1994. The remaining balance of shares authorized for repurchase by the board of directors was 3,539,000 at September 30, 1996. Treasury shares at September 30 were 11,402,821 in 1996, 10,408,698 in 1995 and 9,039,024 in 1994.

7.  EMPLOYEE STOCK OPTION PLANS

The company's stock option plans consist of incentive stock options and non-qualified stock options to purchase Class A common shares which are awarded to certain key employees. Stock options are generally granted at a price equal to fair market value on the date of grant. Options may be granted at any price not less than par value ($.625 at September 30, 1996). During the three years ended September 30, 1996, no options were granted at a price less than fair market value. At September 30, 1996, options to purchase 1,242,327 Class A common shares were exercisable and options to purchase 2,648,232 additional Class A common shares were available for future awards.

                                                                   Weighted Average
                                                     Shares Under     Option Prices
                                                           Option         Per Share
-----------------------------------------------------------------------------------
Outstanding, September 30, 1993                         2,680,772         $    3.52
Granted                                                 5,471,280             12.38
Exercised                                                (918,884)             3.26
Canceled                                                  (19,920)            10.00
                                                        ---------
Outstanding, September 30, 1994                         7,213,248             10.25
Granted                                                   736,080             12.52
Exercised                                                (547,256)             3.82
Canceled                                                  (82,000)            12.19
                                                        ---------
Outstanding, September 30, 1995                         7,320,072             10.94
Granted                                                   996,710             17.27
Exercised                                                (574,405)             5.31
Canceled                                                 (137,770)            12.78
                                                        ---------
Outstanding, September 30, 1996                         7,604,607             12.16
                                                        =========

On August 7, 1996, the company's board of directors approved a non-qualified stock option plan for substantially all employees not covered by an existing stock option plan. Stock options to purchase Class A common shares may be awarded each year at the discretion of the board of directors. The number of options, terms and conditions of options are also determined by the board of directors. Options may be granted at any price not less than par value ($.625 at September 30, 1996). No options have been awarded as of September 30, 1996.

8.  POSTRETIREMENT BENEFITS

PENSION EXPENSE

                                                    1996         1995        1994
----------------------------------------------------------------------------------
Defined benefit plans
   Service cost                                  $  6,525     $  5,384     $ 5,314
   Interest on projected benefit obligation         9,524        8,463       7,546
   Actual return on plan assets                   (13,586)     (12,640)        (85)
   Net amortization and deferral                    6,100        5,535      (5,781)
                                                 --------     --------     -------
   Net periodic pension cost                        8,563        6,742       6,994
Defined contribution plans                          2,313        2,007       1,916
Multi-employer plans                                  312          319         255
                                                 --------     --------     -------
Totals                                           $ 11,188     $  9,068     $ 9,165
                                                 ========     ========     =======
Actuarial assumptions of defined benefit plans
   Discount rate                                    7.875%        8.25%        7.5%
   Rate of compensation increase                      5.0%         5.0%        4.5%
   Expected long-term rate of return on assets        9.0%         9.0%        9.0%
   Actuarial cost method                                  PROJECTED UNIT CREDIT
   Measurement period                                        JULY 1 - JUNE 30


The company sponsors non-contributory, defined benefit pension plans for most employees. Pension benefits are based on years of service and compensation during an employee's final ten years of employment. The company's funding policy is to make annual contributions to the plans sufficient to meet or exceed the minimum statutory requirements. The company and its actuaries review the pension plans each year. The actuarial assumptions are intended to reflect expected experience over the life of the pension liability. In 1996 the company revised actuarial assumptions regarding retirement age and incentive compensation to better reflect expectations.

The company sponsors defined contribution savings plans covering most domestic employees. Generally, contributions are funded monthly and represent 40% of the first 3% of compensation contributed to the plan by participating employees. The company also participates in several multi-employer plans which provide defined benefits to union employees.

FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                             SEPTEMBER 30, 1996     September 30, 1995
                                                            ABO                    ABO
                                             ASSETS     EXCEEDS      Assets    Exceeds
                                         EXCEED ABO      ASSETS  Exceed ABO     Assets
--------------------------------------------------------------------------------------
Defined benefit plans
   Vested benefit obligation              $  76,069    $ 26,407    $ 71,428   $ 22,200
                                          =========    ========    ========   ========
   Accumulated benefit obligation (ABO)   $  79,584    $ 29,128    $ 73,732   $ 23,765
                                          =========    ========    ========   ========
   Projected benefit obligation (PBO)     $ 107,505    $ 32,725    $ 95,696   $ 26,768
   Fair market value of plan assets        (100,621)     (2,775)    (87,838)    (2,187)
                                          ---------    --------    --------   --------
   PBO greater than plan assets               6,884      29,950       7,858     24,581
   Unrecognized net loss                     (8,553)     (9,965)    (10,832)    (5,414)
   Minimum pension liability                             11,100                  7,548
   Unrecognized prior service cost             (775)     (2,500)       (764)    (2,556)
   Unrecognized net asset (liability)
     being amortized over 8 to 15 years       1,732      (2,232)      2,762     (2,581)
                                          ---------    --------    --------   --------
   Net pension (asset) liability               (712)     26,353        (976)    21,578
Multi-employer liability                                    206                    219
                                          ---------    --------    --------   --------
Totals (asset) liability                  $    (712)   $ 26.559    $ ( 976)   $ 21,797
                                          =========    ========    ========   ========
Minimum pension liability
   Intangible asset                                    $  4,735               $  5,144
   Deferred income tax benefit                            2,582                    974
   Charge to shareholders' equity                         3,783                  1,430
                                                       --------               --------
   Totals                                              $ 11,100               $  7,548
                                                       ========               ========

Actuarial assumptions of defined benefit plans
   PBO discount rate                                        8.0%                 7.875%
   Rate of compensation increase                      3.75%-5.0%                   5.0%


At September 30, 1996 and 1995, about 51% and 53% of the plans' assets were invested in cash and equivalents, government bonds and investment grade corporate bonds. The balance of the plans' assets were invested in equities.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

                                                   1996      1995      1994
---------------------------------------------------------------------------
Defined contribution plan                        $3,617    $3,434    $3,416
                                                 ------    ------    ------
Defined benefit plans
   Service cost                                   1,120       935     1,016
   Interest on accumulated benefit obligation     3,150     2,835     2,460
                                                 ------    ------    ------
   Total defined benefit plans                    4,270     3,770     3,476
                                                 ------    ------    ------
Totals                                           $7,887    $7,204    $6,892
                                                 ======    ======    ======
Actuarial assumptions of defined benefit plans
   Discount rate                                  7.875%     8.25%      7.5%
   Healthcare cost trend rate through 2007          6.0%      6.0%      6.0%
   Healthcare cost trend rate thereafter            5.0%      5.0%      5.0%

The company funds a defined contribution plan, which covers substantially all employees. This plan, known as Retiree Medical Savings Accounts, will enable future retirees to purchase postretirement medical insurance from the company. Contributions are funded annually based on the company's return on equity and are the same for each eligible employee. Forfeitures of non-vested savings accounts are used to reduce contributions required by the company.

The company sponsors a defined benefit medical plan for employees who retired before October 1, 1993. Future retirees may purchase postretirement medical insurance from the company using Retiree Medical Savings Accounts. Discounts from the market price of postretirement medical insurance will be provided to certain retirees based on age and length of remaining service as of October 1, 1993. These discounts are included in the determination of the accumulated benefit obligation. The company also sponsors a defined benefit life insurance plan for substantially all employees. The company funds medical and life insurance benefits on a pay-as-you-go basis.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION

                                                 1996         1995
-------------------------------------------------------------------
Accumulated benefit obligation
   Retirees                                  $ 21,099     $ 21,681
   Fully eligible active plan participants      6,629        6,724
   Other active plan participants              13,854       12,455
Unrecognized net loss                          (1,978)      (3,798)
                                             --------     --------
Totals                                       $ 39,604     $ 37,062
                                             ========     ========

Actuarial assumptions
   Discount rate                                  8.0%       7.875%
   Healthcare cost trend rate through 2007        6.0%         6.0%
   Healthcare cost trend rate thereafter          5.0%         5.0%

The effect of a 1% increase in the assumed healthcare cost trend rate would have increased the service and interest cost components of postretirement medical insurance in 1996 by $188 and the accumulated benefit obligation at September 30, 1996 by $2,297.

9.  CASH FLOW STATEMENTS

                                                             1996         1995        1994
-------------------------------------------------------------------------------------------
INFORMATION SYSTEMS

Cash flows provided by (used for) operating activities
   Net income                                            $  85,001    $  70,625    $ 58,331
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Depreciation and amortization                          44,327       37,348      34,934
     Deferred income taxes                                   1,605       (3,314)     (2,484)
     Deferred income taxes transferred to (from)
       financial services                                   (1,587)       8,664       6,026
     Loss on sales of assets                                (2,677)        (617)      3,743
     Changes in operating assets and liabilities
       Accounts receivable                                 (22,050)     (22,406)    (10,184)
       Inventories                                          15,038        4,500       2,687
       Prepaid expenses, intangible and other assets        (9,209)      (6,279)     (6,013)
       Accounts payable                                      1,785        1,882       5,879
       Accrued and other liabilities                        (1,888)      16,819       2,037
                                                         ---------    ---------    --------
Net cash provided by operating activities                $ 110,345    $ 107,222    $ 94,956
                                                         =========    =========    ========

FINANCIAL SERVICES

Cash flows provided by (used for) operating activities
   Net income                                            $   8,737    $   7,969    $  7,873
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Deferred income taxes                                   4,022       15,557       9,538
     Deferred income taxes transferred to (from)
       information systems                                   1,587       (8,664)     (6,026)
     Changes in receivables, other assets
       and other liabilities                                 1,103       (1,008)       (618)
                                                         ---------    ---------    --------
   Net cash provided by operating  activities            $  15,449    $  13,854    $ 10,767
                                                         =========    =========    ========

10.  SEGMENT REPORTING

The company conducts business throughout the United States and Canada in three industry segments, computer systems, business forms and financial services.

The computer systems segment provides integrated computer systems products and services to automotive and healthcare markets. The segment's products include integrated software packages, computer hardware and related hardware and software installation. Services include customer training and consulting, hardware maintenance, software support and database management.

The business forms segment manufactures and distributes printed business forms and systems, custom continuous and snap out forms, specialty printed products and provides forms management services to automotive, healthcare and general business markets.

The financial services segment provides financing for the company's computer systems products to the automotive and healthcare markets.

                                Computer   Business  Financial
                                 Systems      Forms   Services  Corporate           Totals
------------------------------------------------------------------------------------------
1996
------------------------------------------------------------------------------------------
Net sales and revenues          $478,994   $595,186   $ 26,263                  $1,100,443
Operating income                  69,751     80,629     14,445                     164,825
Income before income taxes        72,123     80,723     14,445   $ (5,048)         162,243
Identifiable assets              196,508    363,214    313,282     50,640(1)       923,644
Depreciation and amortization     26,060     16,880                 1,387           44,327
Capital expenditures              21,539     11,796                 6,645           39,980

1995
------------------------------------------------------------------------------------------

Net sales and revenues          $422,678   $465,902   $ 22,311                  $  910,891
Operating income                  64,138     59,716     13,161                     137,015
Income before income taxes        66,903     59,500     13,161   $ (2,809)         136,755
Identifiable assets              182,727    257,022    265,965     49,752(1)       755,466
Depreciation and amortization     21,832     14,246                 1,270           37,348
Capital expenditures              18,462     10,927                 1,361           30,750

1994
------------------------------------------------------------------------------------------

Net sales and revenues          $363,763   $425,543   $ 19,488                  $  808,794
Operating income(2)               59,254     25,741     13,072                      98,067
Income before income taxes(2)     61,760     25,448     13,072   $ (2,958)          97,322
Identifiable assets              139,038    242,838    204,107     48,716(1)       634,699
Depreciation and amortization     17,218     16,746                   970           34,934
Capital expenditures              13,933      8,502                 5,453           27,888


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

The first site relates to a privately owned and operated solid waste disposal facility. The EPA has issued a record of decision mandating certain remediation activities. The company has shared costs with other PRPs for the remedial investigation and feasibility study of the site. During the fourth quarter of fiscal year 1996, the company accepted a de minimis settlement offer and has no future obligation with respect to this site.

The second site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. In 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs for this site remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During the fourth quarter of fiscal year 1996, an agreement was reached whereby the state of Connecticut will contribute $8,000 towards remediation costs.

In January 1994, by means of a special notice letter, the EPA notified the company that it was considered to be one of more than three hundred PRPs at a former drum reconditioning facility. A remedial investigation and feasibility study is complete. A record of decision has been issued, and a statement of work for the remedial design and remedial action is in circulation. The company was unable to substantiate any previous involvement with this facility. During the fourth quarter of fiscal year 1996, the company accepted a de minimis settlement offer and is awaiting final approval. Upon final approval, the company will have no further obligation with respect to this site.

In connection with the acquisition of Duplex, the company became involved in one additional environmental remediation site. In 1994, Duplex was named a PRP as one of several thousand users of a solid waste landfill. At September 30, 1996 potential remediation costs are uncertain.

The company has accrued its estimated share of response costs for all four environmental remediation sites as of September 30, 1996 and believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

12.  ACCOUNTING STANDARDS

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, stock options to be accounted for under a fair value method. Companies are permitted to continue accounting for stock options under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." If APB Opinion No. 25 is followed, SFAS No. 123 requires disclosure of the pro forma effect of the new standard on net income and earnings per share. The company will continue to follow the accounting prescribed by APB Opinion No. 25. This statement will be effective for the fiscal year ending September 30, 1997.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement will be effective for transactions occurring after December 31, 1996 and may not be applied earlier. The company believes this statement will not have a material effect on the financial statements.


13.  SUBSEQUENT EVENT

On November 19, 1996 the company signed a letter of intent to purchase Vanier Graphics Corporation, a national provider of business forms and forms management services. Vanier, a subsidiary of American Business Products, Inc., had annual sales of about $150,000 in 1995. This transaction is expected to be finalized in late December 1996, after the completion of the company's due diligence process.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     First     Second      Third     Fourth
                                                   Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------
1996
-------------------------------------------------------------------------------------------
Net sales and revenues
   Information systems                            $227,133   $250,538   $280,457   $316,052
   Financial services                                6,234      6,466      6,592      6,971
                                                  --------   --------   --------   --------
   Totals                                         $233,367   $257,004   $287,049   $323,023
                                                  ========   ========   ========   ========

Costs and expenses
   Cost of sales                                  $115,746   $130,610   $146,636   $170,663
   Selling, general and administrative expenses     77,487     83,439     94,314    104,905
   Financial services                                2,862      2,872      2,871      3,213
                                                  --------   --------   --------   --------
   Totals                                         $196.095   $216,921   $243,821   $278,781
                                                  ========   ========   ========   ========

Net income                                        $ 21,386   $ 22,958   $ 24,308   $ 25,086

Earnings per common share                         $    .25   $    .27   $    .28   $    .29

Cash dividends declared per share
   Class A common                                 $    .06   $    .06   $    .06   $    .07
   Class B common                                 $   .003   $   .003   $   .003   $  .0035

Closing market prices of Class A common shares
   High                                           $  19.69   $  20.50   $  26.63   $  27.00
   Low                                            $  16.50   $  18.31   $  21.38   $  22.31

1995
-------------------------------------------------------------------------------------------

Net sales and revenues
   Information systems                            $203,599   $223,138   $225,327   $236,516
   Financial services                                5,100      5,380      5,871      5,960
                                                  --------   --------   --------   --------
   Totals                                         $208,699   $228,518   $231,198   $242,476
                                                  ========   ========   ========   ========

Costs and expenses
   Cost of sales                                  $107,758   $120,391   $120,094   $122,402
   Selling, general and administrative expenses     65,866     72,554     74,229     81,432
   Financial services                                2,035      2,131      2,445      2,539
                                                  --------   --------   --------   --------
   Totals                                         $175,659   $195,076   $196,768   $206,373
                                                  ========   ========   ========   ========

Net income                                        $ 18,889   $ 19,330   $ 19,860   $ 20,515

Earnings per common share                         $    .22   $    .23   $    .23   $    .24

Cash dividends declared per share
   Class A common                                 $    .05   $    .05   $    .05   $    .05
   Class B common                                 $  .0025   $  .0025   $  .0025   $  .0025

Closing market prices of Class A common shares
   High                                           $  12.94   $  14.25   $  15.31   $  18.19
   Low                                            $  11.13   $  11.63   $  13.00   $  15.13

                                                                     Schedule II

                               VALUATION ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994
                             (Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------------------
       Column A                         Column B               Column C                        Column D                Column E
                                                   -----------Additions-----------  ----------Deductions----------
                                        Balance       Charged
                                           at         to Costs            Other      Write-offs           Other        Balance
       Description                     Beginning        and                            Net of                           at End
                                        of Year       Expenses             (a)       Recoveries            (a)         of Year
-----------------------------------------------------------------------------------------------------------------------------------
Valuation Accounts - Deducted From Assets to Which They Apply

INFORMATION SYSTEMS
Reserves for accounts receivable:
  Year ended September 30, 1996         $ 3,166       $ 2,325           $ 2,407       $ 2,154              $  0        $ 5,744
  Year ended September 30, 1995           2,683         1,977               202         1,696                 0          3,166
  Year ended September 30, 1994           6,090         1,040                52         4,102               397          2,683

Reserves for inventory:
  Year ended September 30, 1996           1,387         1,926             5,033         1,346                 0          7,000
  Year ended September 30, 1995           1,503         1,660                 0         1,776                 0          1,387
  Year ended September 30, 1994           1,887         1,761                 0         1,943               202          1,503

Reserves for notes receivable:
  Year ended September 30, 1996             471           170                 0           215                 0            426
  Year ended September 30, 1995             731          (205)                0            55                 0            471
  Year ended September 30, 1994           3,023           575                 0         2,867                 0            731

FINANCIAL SERVICES
Reserves for finance receivables:
  Year ended September 30, 1996           3,903           500                 0         1,088                 0          3,315
  Year ended September 30, 1995           4,854          (150)                0           801                 0          3,903
  Year ended September 30, 1994           5,846          (700)                0           292                 0          4,854

(a) Includes adjustments from translation of foreign currency to United States dollars and the effects of acquisitions and disposals of businesses.

                                INDEX OF EXHIBITS
                         Securities Exchange Act of 1934

                                                                                   Page in
Exhibit           Item                                                             Form
  No.                                                                              10-K
------  ------------------------------------------------------------------------ -----------

(3)(a)  Amended Articles of Incorporation, Restatement effective February 9,
        1995; incorporated by reference to Exhibit A of the company's definitive proxy statement dated January 5, 1995 filed with the Securities and Exchange Commission.

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

(9)     Not applicable.

(10)(a) Amended and Restated Employment Agreement with David R. Holmes dated as of October 1, 1995; incorporated by reference to Exhibit (10)(a) to Form
        10-K for the fiscal year ended September 30, 1995.

(10)(b) Amended and Restated Employment Agreement with Robert C. Nevin dated as of September 30, 1992; incorporated by reference to Exhibit
        10)(e) to Form 10-K for the fiscal year ended September 30, 1992.

(10)(c) Amended and Restated Employment Agreement with Joseph N. Bausman dated
        May 31, 1995; incorporated by reference to Exhibit (10)(e) to Form
        10-K for the fiscal year ended September 30, 1995.

(10)(d) Employment Agreement with H. John Proud dated September 1, 1995;
        incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30, 1995.

(10)(e) Settlement Agreement with Wayne C. Jira dated as of November 9, 1987;
        incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30, 1987.


                                                                                   Page in
Exhibit           Item                                                             Form
  No.                                                                              10-K
------  ------------------------------------------------------------------------ -----------

(10)(f) General form of Indemnification Agreement between the company and each of its directors dated as of December 1, 1989; incorporated by reference to
        Exhibit (10)(m) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(g) Non-Qualified Stock Option Plan -- 1980, Amended and Restated August 11,
        1987; incorporated by reference to Exhibit (10)(h) to Form 10-K for the fiscal year ended September 30, 1987.

(10)(h) Amendment to Non-Qualified Stock Option Plan -- 1980 dated as of
        December 8, 1989; incorporated by reference to Exhibit (10)(o) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(i) Amended and Restated Stock Option Plan -- 1989, effective September 29,
        1993; incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1993.

(10)(j) Stock Option Plan - 1995; incorporated by reference to Exhibit B of the company's definitive proxy statement dated January 5, 1995; incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended
        September 30, 1995.

(10)(k) Performance Options Policy of the Compensation Committee of the Board of
        Directors of The Reynolds and Reynolds Company under the Non-Qualified
        Stock Option Plan -- 1980, effective October 1, 1986; incorporated by reference to Exhibit (10)(i) to Form 10-K for the fiscal year ended
        September 30, 1987.

(10)(l) Amendment and Restatement No. 1 to the Performance Options Policy of the
        Compensation Committee of the Board of Directors of The Reynolds and
        Reynolds Company under the Non-Qualified Stock Option Plan -- 1980, effective October 28, 1987; incorporated by reference to Exhibit (10)(j) to
        Form 10-K for the fiscal year ended September 30, 1987.

(10)(m) Amendment and Restatement No. 2 to the Performance Options Policy of the
        Compensation Committee of the Board of Directors of The Reynolds and
        Reynolds Company under the Non-Qualified Stock Option Plan -- 1980, effective November 12, 1987; incorporated by reference to Exhibit (10)(k) to Form 10-K for the fiscal year ended September 30, 1987.

(10)(n) The Reynolds and Reynolds Company Supplemental Retirement Plan;
        incorporated by reference to Exhibit (10)(G) to Form 10-K for the fiscal year ended September 30, 1980.

(10)(o) The Reynolds and Reynolds Company Supplemental Retirement Plan;
        Amendment No. 2, adopted on August 17, 1982; incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1982.


                                                                                   Page in
Exhibit           Item                                                             Form
  No.                                                                              10-K
------  ------------------------------------------------------------------------ -----------

(10)(p) The Reynolds and Reynolds Company Supplemental Retirement Plan,
        Amendment No. 3, adopted on August 16, 1983; incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1983.

(10)(q) The Reynolds and Reynolds Company Supplemental Retirement Plan,
        Amendment No. 4, adopted on November 6, 1984; incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1984.

(10)(r) The Reynolds and Reynolds Company Supplemental Retirement Plan,
        Amendment No. 5, adopted on May 13, 1985; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1985.

(10)(s) The Reynolds and Reynolds Company Supplemental Retirement Plan,
        Amendment No. 6, adopted on February 11, 1986; incorporated by reference to
        Exhibit (10)(r) to Form 10-K for the fiscal year ended September 30, 1986.

(10)(t) The Reynolds and Reynolds Company Supplemental Retirement Plan,
        Amendment No. 7, adopted on August 12, 1986; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1986.

(10)(u) The Reynolds and Reynolds Company Supplemental Retirement Plan,
        Amendment No. 8, adopted on February 10, 1987; incorporated by reference to
        Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1987.

(10)(v) The Reynolds and Reynolds Company Supplemental Retirement Plan,
        Amendment No. 9, adopted on August 11, 1987; incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.

(10)(w) The Reynolds and Reynolds Company Supplemental Retirement Plan,
        Amendment No. 10, adopted on May 8, 1989; incorporated by reference to
        Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(x) The Reynolds and Reynolds Company Restated Supplemental Retirement Plan adopted November 9, 1988; incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(y) Resolution of the Board of Directors amending The Reynolds and Reynolds
        Company Supplemental Retirement Plan dated as of December 1, 1989;
        incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(z) Resolution of the Board of Directors amending The Reynolds and Reynolds
        Company Supplemental Retirement Plan (Amendment No. 1), dated as of
        November 13, 1990; incorporated by reference to Exhibit (10)(ff) to Form
        10-K for the fiscal year ended September 30, 1990.


                                                                                   Page in
Exhibit           Item                                                             Form
  No.                                                                              10-K
------  ------------------------------------------------------------------------ -----------

(10)(aa) Resolution of the Board of Directors amending The Reynolds and Reynolds
         Company Supplemental Retirement Plan (Amendment No. 2), dated as of July
         23, 1991; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1991.

(10)(bb) The Reynolds and Reynolds Company Supplemental Retirement Plan
         Amendment No. 3, adopted August 8, 1995; incorporated by reference to
         Exhibit (10) (dd) to Form 10-K for the fiscal year ended September 30,
         1995.

(10)(cc) Description of The Reynolds and Reynolds Company Annual Incentive
         Compensation Plan adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended September 30,
         1987.

(10)(dd) Description of The Reynolds and Reynolds Company Amended and Restated
         Annual Incentive Compensation Plan effective October 1, 1995; incorporated by reference to (10)(ff) to Form 10-K for the fiscal year ended September
         30, 1995.

(10)(ee) Description of The Reynolds and Reynolds Company Intermediate Incentive
         Compensation Plan adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(v) to Form 10-K for the fiscal year ended September 30,
         1987.

(10)(ff) Resolution of the Board of Directors amending The Reynolds and Reynolds
         Company Intermediate Incentive Compensation Plan dated as of December 1,
         1989; incorporated by reference to Exhibit (10)(jj) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(gg) The Reynolds and Reynolds Company Retirement Plan (formerly The
         Reynolds and Reynolds Company Salaried Retirement Plan) October 1, 1995
         Restatement; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1995.

(10)(hh) The Reynolds and Reynolds Company Tax Deferred Savings and Protection
         Plan ("401(k)" Plan), January 1, 1994 Restatement; incorporated by reference to Exhibit (10)(jj) to Form 10-K for the fiscal year ended
         September 30, 1995.

(10)(ii) The Reynolds and Reynolds Company Tax Deferred Savings and Protection
         Plan ("401(k)" Plan) First Amendment adopted March 31, 1995; incorporated by reference to Exhibit (10)(kk) to Form 10-K for the fiscal year ended
         September 30, 1995.

(10)(jj) The Reynolds and Reynolds Company Tax Deferred Savings and Protection
         Plan ("401(k)" Plan) Second Amendment adopted March 31, 1995; incorporated by reference to Exhibit (10)(ll) to Form 10-K for the fiscal year ended
         September 30, 1995.


                                                                                   Page in
Exhibit           Item                                                             Form
  No.                                                                              10-K
------  ------------------------------------------------------------------------ -----------

(10)(kk) The Reynolds and Reynolds Company Tax Deferred Savings and Protection
         Plan ("401(k)" Plan ) Third Amendment adopted August 8, 1995; incorporated by reference to Exhibit (10)(mm) to Form 10-K for the fiscal year ended
         September 30, 1995.

(10)(ll) The Reynolds and Reynolds Company Tax Deferred Savings and Protection
         Plan ("401(k)" Plan) Fourth Amendment adopted August 8, 1995; incorporated by reference to Exhibit (10)(nn) to Form 10-K for the fiscal year ended
         September 30, 1995.

(10)(mm) The Reynolds and Reynolds Company Tax Deferred Savings and Protection
         Plan ("401(k)" Plan) Fifth Amendment adopted March 1, 1996.

(10)(nn) The Reynolds and Reynolds Company Tax Deferred Savings and Protection
         Plan ("401(k)" Plan) Sixth Amendment adopted January 23, 1996.

(10)(oo) The Reynolds and Reynolds Company Retiree Medical Savings Account Plan effective October 1, 1993; incorporated by reference to Exhibit 10(oo) to Form 10-K for the fiscal year ended September 30, 1995.

(10)(pp) The Reynolds and Reynolds Company Retiree Medical Savings Account Plan,
         Amendment No. 1, adopted August 8, 1995; incorporated by reference to
         Exhibit (10)(pp) to Form 10-K for the fiscal year ended September 30, 1995.

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

             Joseph N. Bausman,  Michael J. Gapinski,  R. H. Grant, III, David
             R. Holmes, Adam M. Lutynski, Dale L. Medford and Robert C. Nevin.


                                                                                   Page in
Exhibit           Item                                                             Form
  No.                                                                              10-K
------  ------------------------------------------------------------------------ -----------

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

(10)(ww) Agreement and Plan of Merger dated April 20, 1996 among the company,
         Delaware Acquisition Co. and Duplex Products Inc.; incorporated by reference to Exhibit (c)(1) to the company's schedule 14 D-1 filed with the
         Securities and Exchange Commission on April 22, 1996.

(10)(xx) Exchange Agreement dated May 29, 1992 among the company, Norick
         Investment Company A Limited Partnership, Frances N. Lilly and Majorie K.
         Norick; incorporated by reference to Exhibit 2(b) to the company's
         Registration Statement on Form S-3 filed with the Securities and Exchange
         Commission on June 11, 1992 (Registration Statement No. 33-48546).

(10)(yy) Exchange Agreement dated May 29, 1992 between the company and Third
         Generation Leasing Company; incorporated by reference to Exhibit 2(c) to the company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 11, 1992 (Registration Statement No.
         33-48546).

(11)     Not applicable

(12)     Not applicable

(13)     Not applicable

(18)     Not applicable

(21)     List of subsidiaries                                                     63



                                                                                   Page in
Exhibit           Item                                                             Form
  No.                                                                              10-K
------  ------------------------------------------------------------------------ -----------

(22)    Not applicable
(23)    Consent of Independent Auditors                                            32
(24)    Not applicable
(27)    Financial Data Schedule
(28)    Not applicable
(99)    Not applicable
