Form 10-Q
period 1996-12-31
REYNOLDS & REYNOLDS CO
filed 1997-02-14
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                      0-132
                                      -----
                            (Commission file number)


                        THE REYNOLDS AND REYNOLDS COMPANY
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           OHIO                                           31-0421120
           ----                                           ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

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

On February 11, 1997, 81,188,443 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three Months Ended December 31, 1996 and 1995                                             3

              Condensed Consolidated Balance Sheets
              As of December 31, 1996 and September 30, 1996                                                    4

              Condensed Statements of Consolidated Cash Flows
              For the Three Months Ended December 31, 1996 and 1995                                             5

              Notes to Condensed Consolidated Financial Statements                                              6



Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three Months Ended December 31, 1996 and 1995                                             8


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                                 11


SIGNATURES                                                                                                     12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                      (In thousands except per share data)



                                                              1996               1995
                                                          ------------       ------------
Net Sales and Revenues
    Information systems
        Products                                            $ 220,337         $ 151,545
        Services                                               86,846            75,588
                                                            ---------         ---------
        Total information systems                             307,183           227,133
    Financial services                                          7,124             6,234
                                                            ---------         ---------
    Total net sales and revenues                              314,307           233,367
                                                            ---------         ---------

Costs and Expenses
    Information systems
        Cost of sales
            Products                                          129,852            86,953
            Services                                           33,000            28,793
                                                            ---------         ---------
            Total cost of sales                               162,852           115,746
        Selling, general and administrative expenses          102,317            77,487
    Financial services                                          3,385             2,862
                                                            ---------         ---------
    Total costs and expenses                                  268,554           196,095
                                                            ---------         ---------

Operating Income                                               45,753            37,272
                                                            ---------         ---------

Other Charges (Income)
    Interest expense                                            1,649             1,018
    Interest income                                              (413)             (660)
    Other                                                        (288)             (275)
                                                            ---------         ---------
    Total other charges                                           948                83
                                                            ---------         ---------

Income Before Income Taxes                                     44,805            37,189
Provision for Income Taxes                                     19,305            15,803
                                                            ---------         ---------
Net Income                                                  $  25,500         $  21,386
                                                            =========         =========

Earnings Per Common Share                                   $    0.30         $    0.25
                                                            =========         =========

Average Number of Common Shares Outstanding                    85,041            85,380
                                                            =========         =========

Cash Dividends Declared Per Common Share                    $    0.08         $    0.06
                                                            =========         =========



See Notes to Condensed Consolidated Financial Statements

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                                 (In thousands)


                                                                         12/31/96             9/30/96
                                                                      ------------         ------------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                               $    42,586         $    11,130
    Accounts receivable                                                    188,153             161,278
    Inventories                                                             60,924              53,202
    Other current assets                                                    44,776              45,473
                                                                       -----------         -----------
    Total current assets                                                   336,439             271,083
Property, Plant and Equipment, less accumulated depreciation of
    $180,039 at 12/31/96 and $173,587 at 9/30/96                           185,888             167,667
Goodwill                                                                   104,088              94,969
Other Intangible Assets                                                     26,341              25,784
Other Assets                                                                43,266              50,859
                                                                       -----------         -----------
Total Information Systems Assets                                           696,022             610,362
                                                                       -----------         -----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                        333,539             311,576
Cash and Other Assets                                                          361               1,706
                                                                       -----------         -----------
Total Financial Services Assets                                            333,900             313,282
                                                                       -----------         -----------

TOTAL ASSETS                                                           $ 1,029,922         $   923,644
                                                                       ===========         ===========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                                    $   184,650         $   167,278
Long-Term Debt                                                             133,796              84,601
Other Liabilities                                                           64,803              63,216
                                                                       -----------         -----------
Total Information Systems Liabilities                                      383,249             315,095
                                                                       -----------         -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                              174,639             161,911
Other Liabilities                                                           78,770              73,643
                                                                       -----------         -----------
Total Financial Services Liabilities                                       253,409             235,554
                                                                       -----------         -----------

SHAREHOLDERS' EQUITY
Capital Stock                                                               51,308              51,226
Additional Paid-In Capital                                                   1,359
Other Adjustments                                                           (6,308)             (6,203)
Retained Earnings                                                          346,905             327,972
                                                                       -----------         -----------
Total Shareholders' Equity                                                 393,264             372,995
                                                                       -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 1,029,922         $   923,644
                                                                       ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (In thousands)


                                                                        1996              1995
                                                                     ----------        ---------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                           $ 40,979         $ 18,997
                                                                      --------         --------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                              (45,722)            (117)
    Capital expenditures                                               (12,808)          (9,214)
    Net proceeds from asset sales                                        4,930              545
    Capitalization of software licensed to customers                      (566)            (824)
    Advances to financial services                                         (80)            (920)
                                                                      --------         --------
    Net cash flows used for investing activities                       (54,246)         (10,530)
                                                                      --------         --------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                               99,510
    Principal payments on debt                                         (55,510)            (178)
    Capital stock issued                                                   828              314
    Capital stock repurchased                                                            (9,073)
                                                                      --------         --------
    Net cash flows provided by (used for) financing activities          44,828           (8,937)
                                                                      --------         --------

Effect of Exchange Rate Changes on Cash                                   (105)            (303)
                                                                      --------         --------

Increase (Decrease) in Cash and Equivalents                             31,456             (773)
Cash and Equivalents, Beginning of Period                               11,130           18,366
                                                                      --------         --------
Cash and Equivalents, End of Period                                   $ 42,586         $ 17,593
                                                                      ========         ========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                           $  7,094         $  3,400
                                                                      --------         --------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                     (42,784)         (28,487)
    Collections on finance receivables                                  21,589           17,314
                                                                      --------         --------
    Net cash flows used for investing activities                       (21,195)         (11,173)
                                                                      --------         --------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                               24,440           15,250
    Principal payments on debt                                         (11,712)          (8,125)
    Advances from information systems                                       80              920
                                                                      --------         --------
    Net cash flows provided by financing activities                     12,808            8,045
                                                                      --------         --------

Increase (Decrease) in Cash and Equivalents                             (1,293)             272
Cash and Equivalents, Beginning of Period                                1,293              663
                                                                      --------         --------
Cash and Equivalents, End of Period                                   $      0         $    935
                                                                      ========         ========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 1996, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  INVENTORIES

                                 12/31/96        9/30/96
                                -----------    -----------
Finished products                 $45,765        $42,953
Work in process                     4,728          3,788
Raw materials and supplies         10,431          6,461
                                  -------        -------
Total inventories                 $60,924        $53,202
                                  =======        =======


(3)  BUSINESS COMBINATIONS
Effective December 31, 1996, the company purchased substantially all net assets of Vanier Graphics Corporation from American Business Products for about $47,000, subject to finalization of the purchase price. Vanier Graphics, a provider of business forms and related forms management and workflow analysis services, had 1996 sales of about $140,000. The purchase price was paid in cash using proceeds from the Company's issuance of notes in a public offering. This business combination was accounted for as a purchase. The total purchase price was preliminarily allocated to the assets and liabilities of the acquired company which were included in the company's condensed balance sheet as of December 31, 1996. Goodwill recorded in accounting for the Vanier transaction will be amortized on a straight-line basis over fifteen years.

In fiscal year 1996, the company purchased Duplex Products Inc. and recorded liabilities for the costs to exit duplicate manufacturing, distribution and administrative facilities of Duplex. These liabilities included the cost of closing seven Duplex manufacturing plants, five distribution facilities and an administrative building. At December 31, 1996 the company had closed five of the manufacturing plants, two distribution facilities and the administrative building. The company plans to exit the remaining facilities by the third quarter of fiscal year 1997. As of May 20, 1996 key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $8,620, relocation costs of $1,346 and lease costs of $1,760. Involuntary termination benefits represent severance payments and outplacement services for 550 employees, comprised principally of manufacturing employees. Through December 31, 1996, $3,381 of involuntary termination benefits were paid to 335 employees and $581 of relocation costs and $69 of lease costs were paid. The company recorded the assets of the duplicate Duplex facilities as current assets held for sale. At May 20, 1996, these assets of $14,397 were recorded at their fair market value less disposal costs. At December 31, 1996, $8,595 of these assets had been sold.

(4)  FINANCING ARRANGEMENTS
In December 1996, the company received proceeds of $99,510 in connection with the issuance of $100,000 of notes in a public offering. Interest on the notes is payable each June and December at an annual interest rate of 7%. Principal is due at the end of the ten year life of the notes. The proceeds were used to retire debt incurred in the purchase of Duplex Products and to fund the purchase of Vanier Graphics.

(5)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                                     1996             1995
                                                                  ----------       ---------
INFORMATION SYSTEMS
Net Income                                                        $ 23,256         $ 19,360
Depreciation and Amortization                                       12,187           10,086
Deferred Income Taxes                                                  993           (1,029)
Deferred Income Taxes Transferred to Financial Services                735              417
Gains (Losses) on Sales of Assets                                     (367)               6
Changes in Operating Assets and Liabilities
    Accounts receivable                                            (11,540)           1,364
    Inventories                                                      2,403           (4,231)
    Prepaid expenses and other current assets                          194           (2,646)
    Intangible and other assets                                      6,155           (2,350)
    Accounts payable                                                (1,447)          (4,257)
    Accrued liabilities                                              7,199            2,211
    Other liabilities                                                1,211               66
                                                                  --------         --------
Net Cash Provided by Operating Activities                         $ 40,979         $ 18,997
                                                                  ========         ========

FINANCIAL SERVICES
Net Income                                                        $  2,244         $  2,026
Deferred Income Taxes                                                1,557            1,871
Deferred Income Taxes Transferred from Information Systems            (735)            (417)
Changes in Receivables, Other Assets and Other Liabilities           4,028              (80)
                                                                  --------         --------
Net Cash Provided by Operating Activities                         $  7,094         $  3,400
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

In connection with the acquisition of Duplex, the company became involved in one additional environmental remediation site. In 1994 Duplex was named a PRP as one of several thousand users of a solid waste landfill. At December 31, 1996 potential remediation costs are uncertain.

The company has accrued its estimated share of response costs for all four environmental remediation sites as of December 31, 1996 and believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995 (Dollars in thousands except per share data)


BUSINESS COMBINATION
Effective December 31, 1996 the company purchased substantially all net assets of Vanier Graphics Corporation from American Business Products. Vanier provides business forms and related services including forms management and workflow analysis services and has an excellent sales force and customer base, particularly on the west coast. In 1996 Vanier reported annual sales of about $140,000. The company expects to retain about $100,000 of Vanier sales as the business is integrated with existing operations and sales of lower margin products are deemphasized. The results of Vanier's operations will be consolidated into the company's income statement beginning January 1, 1997.


RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                              1996        1995        Change     % Change
                            --------    --------    ---------    ---------

Revenues                    $314,307    $233,367     $80,940          35%
Gross profit                $144,331    $111,387     $32,944          30%
Operating income             $45,753     $37,272      $8,481          23%
Net income                   $25,500     $21,386      $4,114          19%
Earnings per share             $0.30       $0.25       $0.05          20%




Consolidated revenues increased significantly over last year in the first quarter, representing the highest first quarter in the company's history. About $57,000 of the sales growth can be attributed to the 1996 acquisitions of Duplex Products and Jordan Graphics. The balance of the revenue increase came from strong growth in computer systems, forms management and financial services.

The consolidated gross profit percentage was 47.0% of information systems revenues in the first quarter, compared to 49.0% last year. Business forms gross profit percentage declined from last year, reflecting the lower margin products acquired in the Duplex and Jordan business combinations. Business forms gross profit margin improved over the fourth quarter of fiscal year 1996 as these acquired businesses were integrated into existing operations. Computer systems gross profit percentage declined from last year because of investment in the healthcare business. Automotive gross profit margins remained strong during the first quarter.

Selling, general and administrative (SG&A) expenses declined to 33.3% of revenues in the first quarter from 34.1% last year. SG&A expenses declined as a percentage of sales for both business forms and computer systems. Business forms SG&A percentage fell as a result of the Duplex acquisition and integration. Computer systems SG&A expenses declined in spite of the continued investment in healthcare systems.

Consolidated operating income for the first quarter was higher than any quarter in the company's history. Business forms operating income increased 39% while financial services grew 11% and computer systems rose 8% over last year.

Annualized return on average shareholders' equity was 24.8%, compared to 23.7% at December 31, 1995.

COMPUTER SYSTEMS (excluding financial services)

                              1996         1995       Change      % Change
                            ---------   ---------   ---------     ---------

Revenues                    $126,412    $110,467     $15,945          14%
Gross profit                 $61,438     $55,105      $6,333          11%
    % of revenues               48.6%       49.9%
Operating income             $18,029     $16,634      $1,395           8%
    % of revenues               14.3%       15.1%



Computer systems revenues grew for the first quarter primarily because of higher recurring service revenues and growing sales of newer products in the automotive businesses. Recurring service revenues continued to grow, primarily because of the increased number of ERA software applications supported. Sales of newer products and services such as SalesVision, Customer Marketing Services and a document management system continued to grow.

Computer systems gross profit and operating income grew at a slower rate than revenues because of investments to support future sales growth in areas such as healthcare. SG&A expenses declined slightly from 34.8% to 34.3% of revenues in the quarter. Healthcare systems continued to operate at a loss because of continued aggressive investments in the organization's products and capabilities.

BUSINESS FORMS

                               1996       1995        Change      % Change
                            ---------- ----------   ---------     ---------

Revenues                    $180,771    $116,666     $64,105          55%
Gross profit                 $82,893     $56,282     $26,611          47%
    % of revenues               45.9%       48.2%
Operating income             $23,985     $17,266      $6,719          39%
    % of revenues               13.3%       14.8%



Business forms revenues rose for the first quarter primarily because of 1996 business combinations which contributed $57,000 of the sales increase. Excluding the effect of acquisitions, forms management revenues and automotive forms sales reported double digit percentage increases over last year while general printing's non forms management sales declined.

The decline in gross profit margins, as compared to last year, resulted from lower gross profit margins of Duplex. Gross profit margins improved to 45.9% in the first quarter of fiscal year 1997 from 44.2% in the fourth quarter of fiscal year 1996 as the integration of the Duplex business progresses. The company's cost of paper was stable in the first quarter and is expected to remain stable during the second quarter of fiscal year 1997.

Business forms operating income grew significantly, primarily as a result of higher sales. SG&A expenses declined as a percentage of sales from 33.4% last year to 32.6% for the first quarter primarily because of the effects of the business combinations which provided strong revenue growth and lower SG&A expenses as a percentage of sales. The company further reduced SG&A expenses by eliminating duplicate administrative functions of the companies acquired.

The operations of Vanier will be included in second quarter results and are expected to be additive to both operating income and net income. Including Vanier in the financial statements will change the revenue mix and lower, as a percentage of revenues, gross profit, SG&A expenses and operating income percentages. The company is in the process of integrating Duplex and Vanier into the company's business forms organization. The company expects that these steps will raise Duplex and Vanier profit margins to those of the company's other general business forms operations when the integration process is completed.

FINANCIAL SERVICES

                             1996         1995       Change       % Change
                          ---------    ---------    ---------     ---------

Revenues                    $7,124      $6,234        $890           14%
Operating income            $3,739      $3,372        $367           11%
    % of revenues             52.5%       54.1%



Average finance receivables increased 19% over last year because of strong computer systems sales. Financial services revenues grew because of interest earned on the higher receivable balances.

Financial services operating income grew solidly because of higher revenues and a slight decline in interest rates on borrowings.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first three months of fiscal year 1997 the company did not enter into any new interest rate management agreements because current market conditions made fixed rate debt more attractive.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems strong cash flows from operating activities of $40,979 resulted primarily from information systems net income. At the end of the first fiscal quarter the company completed the purchase of Vanier which accounted for the majority of cash spent on business combinations. Capital expenditures of $12,808 occurred in the normal course of business. Fiscal year 1997 capital expenditures in the ordinary course of business are anticipated to be about $45,000 to $50,000 in fiscal year 1997.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 26.7% at December 31, 1996 and 21.0% at September 30, 1996. The increase reflects the issuance of $100,000 of notes in a public offering and the retirement of debt issued to initially finance the Duplex transaction. Remaining credit available under existing revolving credit agreements was $89,560 at December 31, 1996. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company estimates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1997 normal operations.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of

February 12, 1997, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1996, the company's board of directors raised the quarterly dividend 14% to $.08 per Class A common share. The company has increased cash dividends per share eleven times since 1989 and paid dividends each year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. During the first three months of fiscal year 1997, the company did not repurchase any Class A common shares. As of December 31, 1996 the company could repurchase an additional 3,539,000 Class A common shares under existing board of directors' authorizations.


ENVIRONMENTAL MATTERS
See Note 6 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.







                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (27) Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE REYNOLDS AND REYNOLDS COMPANY




Date  February 12, 1997                  /s/ David R. Holmes
      -----------------                  ---------------------------------
                                         David R. Holmes
                                         Chairman of the Board, President and
                                         Chief Executive Officer

Date  February 12, 1997                  /s/ Dale L. Medford
      -----------------                  ---------------------------------
                                         Dale L. Medford
                                         Vice President, Corporate Finance and
                                         Chief Financial Officer