Form 10-Q
period 1997-03-31
REYNOLDS & REYNOLDS CO
filed 1997-05-15
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

On May 13, 1997, 80,324,102 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three and Six Months Ended March 31, 1997 and 1996        3

              Condensed Consolidated Balance Sheets
              As of March 31, 1997 and September 30, 1996                       4

              Condensed Statements of Consolidated Cash Flows
              For the Six Months Ended March 31, 1997 and 1996                  5

              Notes to Condensed Consolidated Financial Statements              6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Six Months Ended March 31, 1997 and 1996        8


PART II. OTHER INFORMATION

Item 4.       Results of Votes of Security Holders                             12

Item 6.       Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                     13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                      (In thousands except per share data)

                                                             Three Months                       Six Months
                                                       -------------------------         ----------------------------
                                                         1997            1996              1997               1996
                                                       --------        ---------         ---------         ----------
Net Sales and Revenues
    Information systems
        Products                                       $254,577         $173,180          $474,914          $324,725
        Services                                         92,100           77,358           178,946           152,946
                                                       --------         --------          --------          --------
        Total information systems                       346,677          250,538           653,860           477,671
    Financial services                                    7,525            6,466            14,649            12,700
                                                       --------         --------          --------          --------
    Total net sales and revenues                        354,202          257,004           668,509           490,371
                                                       --------         --------          --------          --------

Costs and Expenses
    Information systems
        Cost of sales
            Products                                    154,265           98,849           284,118           185,803
            Services                                     35,988           31,761            68,987            60,553
                                                       --------         --------          --------          --------
            Total cost of sales                         190,253          130,610           353,105           246,356
        Selling, general and administrative expenses    113,689           83,439           216,006           160,926
    Financial services                                    3,612            2,872             6,997             5,734
                                                       --------         --------          --------          --------
    Total costs and expenses                            307,554          216,921           576,108           413,016
                                                       --------         --------          --------          --------

Operating Income                                         46,648           40,083            92,401            77,355
                                                       --------         --------          --------          --------
Other Charges (Income)
    Interest expense                                      2,708              941             4,357             1,959
    Interest income                                        (822             (326)           (1,235)             (986)
    Other                                                  (387             (463)             (675)             (738)
                                                       --------         --------          --------          --------
    Total other charges                                   1,499              152             2,447               235
                                                       --------         --------          --------          --------

Income Before Income Taxes                               45,149           39,931            89,954            77,120
Provision For Income Taxes                               18,882           16,973            38,187            32,776
                                                       --------         --------          --------          --------
Net Income                                             $ 26,267         $ 22,958          $ 51,767          $ 44,344
                                                       ========         ========          ========          ========

Earnings Per Common Share                              $   0.31         $   0.27          $   0.61          $   0.52
                                                       ========         ========          ========          ========

Average Number of Common Shares Outstanding              85,150           84,870            85,094            85,127
                                                       ========         ========          ========          ========

Cash Dividends Declared Per Common Share               $   0.08         $   0.06          $   0.16          $   0.12
                                                       ========         ========          ========          ========

See Notes to Condensed Consolidated Financial Statements.

                    THE REYNOLDS AND REYNOLDS COMPANY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               AS OF MARCH 31, 1997 AND SEPTEMBER 30, 1996
                              (In thousands)

                                                                           3/31/97        9/30/96
                                                                          ---------       --------
    INFORMATION SYSTEMS ASSETS
    Current Assets
        Cash and equivalents                                                $49,389        $11,130
        Accounts receivable                                                 181,431        161,278
        Inventories                                                          56,244         53,202
        Other current assets                                                 48,317         45,473
                                                                         ----------       --------
        Total current assets                                                335,381        271,083

    Property, Plant and Equipment, less accumulated depreciation of
        $187,408 at 3/31/97 and $173,587 at 9/30/96                         185,266        167,667
    Goodwill                                                                102,092         94,969
    Other Intangible Assets                                                  31,563         25,784
    Other Assets                                                             43,702         50,859
                                                                         ----------       --------
    Total Information Systems Assets                                        698,004        610,362
                                                                         ----------       --------

    FINANCIAL SERVICES ASSETS
    Finance Receivables                                                     343,216        311,576
    Cash and Other Assets                                                     1,270          1,706
                                                                         ----------       --------
    Total Financial Services Assets                                         344,486        313,282
                                                                         ----------       --------

    Total Assets                                                         $1,042,490       $923,644
                                                                         ==========       ========

    INFORMATION SYSTEMS LIABILITIES
    Current Liabilities                                                    $166,832       $167,278
    Long-Term Debt                                                          134,752         84,601
    Other Liabilities                                                        68,883         63,216
                                                                         ----------       --------
    Total Information Systems Liabilities                                   370,467        315,095
                                                                         ----------       --------

    FINANCIAL SERVICES LIABILITIES
    Notes Payable                                                           184,665        161,911
    Other Liabilities                                                        81,018         73,643
                                                                         ----------       --------
    Total Financial Services Liabilities                                    265,683        235,554
                                                                         ----------       --------

    SHAREHOLDERS' EQUITY
    Capital Stock                                                            53,824         51,226
    Other Adjustments                                                        (6,477)        (6,203)
    Retained Earnings                                                       358,993        327,972
                                                                         ----------       --------
    Total Shareholders' Equity                                              406,340        372,995
                                                                         ----------       --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $1,042,490       $923,644
                                                                         ==========       ========

See Notes to Condensed Consolidated Financial Statements.

                 THE REYNOLDS AND REYNOLDS COMPANY
          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
         FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                          (In thousands)


                                                                       1997          1996
                                                                     --------     ---------
    INFORMATION SYSTEMS
    Cash Flows Provided By Operating Activities                       $76,891       $43,806
                                                                     --------      --------
    Cash Flows Provided By (Used For) Investing Activities
        Business combinations                                         (54,634)     (10,318)
        Capital expenditures                                          (21,277)      (19,251)
        Net proceeds from asset sales                                   9,027         1,223
        Capitalization of software licensed to customers                 (970)       (2,486)
        Repayments from (advances to) financial services                2,009        (1,802)
                                                                     --------      --------
        Net cash flows used for investing activities                  (65,845)      (32,634)
                                                                     --------      --------

    Cash Flows Provided By (Used For) Financing Activities
        Additional borrowings                                          99,510
        Principal payments on debt                                    (58,106)       (1,834)
        Cash dividends paid                                            (6,567)       (4,955)
        Capital stock issued                                            1,400           707
        Capital stock repurchased                                      (8,750)      (16,666)
                                                                     --------      --------
        Net cash flows provided by (used for) financing activities     27,487       (22,748)
                                                                     --------      --------

    Effect of Exchange Rate Changes on Cash                              (274)         (233)
                                                                     --------      --------

    Increase (Decrease) in Cash and Equivalents                        38,259       (11,809)
    Cash and Equivalents, Beginning of Period                          11,130        18,366
                                                                     --------      --------
    Cash and Equivalents, End of Period                               $49,389        $6,557
                                                                     ========      ========
    FINANCIAL SERVICES

    Cash Flows Provided By Operating Activities                        $9,815        $8,167
                                                                     --------      --------

    Cash Flows Provided By (Used For) Investing Activities
        Finance receivables originated                                (75,540)      (58,147)
        Collections on finance receivables                             44,655        36,628
                                                                     --------      --------
        Net cash flows used for investing activities                  (30,885)      (21,519)
                                                                      --------      --------

    Cash Flows Provided By (Used For) Financing Activities
        Additional borrowings                                          47,125        29,950
        Principal payments on debt                                    (24,371)      (19,063)
        Advances from (repayments to) information systems              (2,009)        1,802
                                                                     --------      --------
        Net cash flows provided by financing activities                20,745        12,689
                                                                     --------      --------
    Decrease in Cash and Equivalents                                     (325)         (663)
    Cash and Equivalents, Beginning of Period                           1,293           663
                                                                     --------      --------
    Cash and Equivalents, End of Period                                  $968            $0
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

(2)  INVENTORIES

                                                        1997              1996
                                              ---------------   ---------------
Finished products                                    $45,656           $42,953

Work in process                                        2,827             3,788

Raw materials and supplies                             7,761             6,461
                                              ---------------   ---------------
Total inventories                                    $56,244           $53,202
                                              ===============   ===============

3)  BUSINESS COMBINATIONS

Effective December 31, 1996, the company purchased substantially all net assets of Vanier Graphics Corporation from American Business Products for about $47,000, subject to finalization of the purchase price. Vanier, a provider of business forms and related forms management and workflow analysis services, had 1996 sales of about $130,000. The purchase price was paid in cash using proceeds from the Company's issuance of notes in a public offering. This business combination was accounted for as a purchase. The total purchase price was preliminarily allocated to the assets and liabilities of the acquired company. Estimated goodwill recorded in accounting for the Vanier transaction is being amortized on a straight-line basis over fifteen years. Recorded liabilities included the costs to exit duplicate manufacturing facilities of Vanier. These liabilities included the cost of closing four Vanier manufacturing plants, twelve distribution facilities and an administrative building. At March 31, 1997 the company had closed one manufacturing plant and eight distribution facilities. As of December 31, 1996 key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $2,125 and lease costs of $700. Involuntary termination benefits represent severance payments and outplacement services for 201 employees, comprised principally of manufacturing employees. Through March 31, 1997, $262 of involuntary termination benefits were paid to 31 employees and $12 of lease costs were paid. The company recorded the assets of the duplicate Vanier facilities as current assets held for sale. At December 31, 1996, these assets of $2,700 were recorded at estimated fair market value less disposal costs. At March 31, 1997, $1,865 of these assets had been sold.

During March 1997 the company completed the purchase of a small healthcare systems company with electronic medical records and clinical management capabilities. The purchase price of about $7,500 was preliminarily allocated to the assets acquired and liabilities assumed pending the outcome of an appraisal. It is estimated that no goodwill will be recorded for this transaction.

In fiscal year 1996, the company purchased Duplex Products Inc. and recorded liabilities for the costs to exit duplicate manufacturing, distribution and administrative facilities of Duplex. These liabilities included the cost of closing seven Duplex manufacturing plants, five distribution facilities and an administrative building. At March 31, 1997 the company had closed six of the manufacturing plants, three distribution facilities and the administrative building. As of May 20, 1996 key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $8,620, relocation costs of $1,346 and lease costs of $1,760. Involuntary termination benefits represent severance payments and outplacement services for 550 employees, comprised principally of manufacturing employees. Through March 31, 1997, $4,877 of involuntary termination benefits were paid to 340 employees and $638 of relocation costs and $178 of lease costs were paid. The company recorded the assets of the duplicate Duplex facilities as current assets held for sale. At May 20, 1996, these assets of $14,397 were recorded at estimated fair market value less disposal costs. At March 31, 1997, $9,293 of these assets had been sold.

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

(5)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                                        1997           1996
                                                               --------------    ---------------
INFORMATION SYSTEMS
Net Income                                                           $47,179            $40,170
Depreciation and Amortization                                         25,482             20,657
Deferred Income Taxes                                                  2,485             (3,463)
Deferred Income Taxes Transferred to Financial Services                3,273                555
Losses on Sales of Assets                                               (240)               (56)
Changes in Operating Assets and Liabilities
    Accounts receivable                                               (2,240)            (2,749)
    Inventories                                                        6,781              2,417
    Prepaid expenses and other current assets                         (6,958)            (3,581)
    Intangible and other assets                                        5,295             (4,365)
    Accounts payable                                                  (2,942)               832
    Accrued liabilities                                               (6,052)            (7,976)
    Other liabilities                                                  4,828              1,365
                                                               --------------    ---------------
Net Cash Provided by Operating Activities                            $76,891            $43,806
                                                               ==============    ===============

FINANCIAL SERVICES

Net Income                                                            $4,588             $4,174
Deferred Income Taxes                                                  6,818              2,754
Deferred Income Taxes Transferred from Information Systems            (3,273)              (555)
Changes in Receivables, Other Assets and Other Liabilities             1,682              1,794
                                                               --------------    ---------------
Net Cash Provided by Operating Activities                             $9,815             $8,167
                                                               ==============    ===============


6)  CONTINGENCIES

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

In connection with the acquisition of Duplex, the company became involved in one additional environmental remediation site. In 1994 Duplex was named a PRP as one of several thousand users of a solid waste landfill. At March 31, 1997 potential remediation costs are uncertain.

The company has accrued its estimated share of response costs for environmental remediation sites as of March 31, 1997 and believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THE REYNOLDS AND REYNOLDS COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                  (Dollars in thousands except per share data)

BUSINESS COMBINATIONS

During 1997 and 1996 the company purchased two large business forms and forms management companies. Effective December 31, 1996 the company purchased substantially all net assets of Vanier Graphics Corporation from American Business Products. On May 20, 1996 the company purchased the stock of Duplex Products Inc. in a cash tender offer. The company expects to retain about $100,000 of sales from Vanier and about $200,000 of sales from Duplex. These businesses were purchased at favorable prices because these businesses had not performed at optimum levels in recent years. The addition of these businesses to the company's own business forms and forms management offerings reduced gross profit percentages and operating margins because of the lower earnings these businesses were generating. As these businesses are successfully integrated into existing operations margins should improve to the level of the company's other general business forms and forms management offerings.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                    Second Quarter                                Six Months
                       ---------------------------------------   -----------------------------------------
                          1997      1996      Change  % Change     1997        1996      Change   % Change
                       --------   --------   -------  --------   --------    --------   --------  --------
    Revenues           $354,202   $257,004   $97,198     38%     $668,509    $490,371   $178,138     36%
    Gross profit       $156,424   $119,928   $36,496     30%     $300,755    $231,315    $69,440     30%
    Operating income    $46,648    $40,083    $6,565     16%      $92,401     $77,355    $15,046     19%
    Net income          $26,267    $22,958    $3,309     14%      $51,767     $44,344     $7,423     17%
    Earnings per share    $0.31      $0.27     $0.04     15%        $0.61       $0.52      $0.09     17%


Consolidated revenues increased significantly over last year in both the second quarter and six months. About $81,000 of the second quarter's sales growth and $138,000 of the year-to-date sales increase was the result of the 1997 purchase of

Vanier Graphics and the 1996 acquisitions of Duplex Products. The balance of the revenue increase came from growth in computer systems, forms management and financial services.

The consolidated gross profit percentage was 45.1% of information systems revenues in the second quarter, compared to 47.9% last year. Through six months the consolidated gross profit margin was 46.0% versus 48.4% a year ago. The decline in gross profit percentages resulted almost entirely from the lower margin business forms products acquired in the Vanier and Duplex business combinations. These forms management and general printing businesses have lower margins than the company's automotive forms and computer systems businesses. Over time, as the newly acquired businesses are fully integrated with existing operations, the gross profit margins of the acquired businesses should improve to the same 35% - 40% level as the company's other forms management and general printing businesses. Computer systems gross profit percentage was nearly the same as last year for both the second quarter and six months.

Selling, general and administrative (SG&A) expenses declined to 32.8% of revenues in the second quarter from 33.3% last year. Year-to-date SG&A expenses were 33.0% of sales, compared to 33.7% last year. SG&A expenses declined as a percentage of sales for both business forms and computer systems. Business forms SG&A percentage fell primarily as a result of the business combinations and the integration of acquired businesses. Computer systems SG&A expenses declined in spite of the continued investment in healthcare systems.

The consolidated operating income percentage was 13.2% of revenues in the second quarter, compared to 15.6% last year. Through six months the consolidated operating margin was 13.8% versus 15.8% a year ago. The decline in operating profit percentages resulted primarily from the lower operating margins of the Vanier and Duplex. These forms management and general printing businesses have lower margins than the company's automotive forms and computer systems businesses. Over time, as the newly acquired businesses are fully integrated with existing operations, the operating income margins of the acquired businesses should improve to the 10% range, consistent with the company's other forms management and general printing businesses.

The company adjusted its effective income tax rate in the second quarter to better reflect its estimated annual effective rate. Through six months the effective income tax rate was 42.5%, compared to 42.2% for the twelve months of fiscal year 1996.

Annualized return on average shareholders' equity was 25.3%, compared to 24.7% at March 31, 1996.

COMPUTER SYSTEMS (excluding financial services)

                                     Second Quarter                               Six Months
                        ----------------------------------------   ----------------------------------------
                          1997        1996     Change   % Change     1997        1996     Change   % Change
                        --------    --------  -------   --------   -------     --------   ------   --------
    Revenues            $135,049    $117,086  $17,963      15%     $261,461    $227,553   $33,908     15%
    Gross profit         $65,900     $56,564   $9,336      17%     $127,338    $111,669   $15,669     14%
        % of revenues       48.8%       48.3%                          48.7%       49.1%
    Operating income     $19,814     $16,532   $3,282      20%      $37,843     $33,166    $4,677     14%
        % of revenues       14.7%       14.1%                          14.5%       14.6%

Computer systems revenues grew for the second quarter and six months primarily because of higher recurring service revenues and growing sales of newer products in the automotive businesses. Recurring service revenues continued to grow, primarily because of the increased number of ERA software applications supported. Sales of newer products and services such as SalesVision, the SalesVision Vehicle Kiosk, Customer Marketing Services, laser solutions and a document management system provided about 25% of the sales growth. Healthcare systems sales represented a double digit percentage increase over last year for both the second quarter and six months. Business combinations, primarily electronic forms systems acquired as part of the purchase of Vanier Graphics, contributed about $3,000 of sales in the quarter.

Computer systems gross profit and operating income grew consistent with the sales growth . The slight fluctuations in gross profit percentages resulted from variations in healthcare systems margins as automotive gross profit margins remained stable. SG&A expenses grew slightly slower than revenues in both the quarter and six months. Healthcare systems continued to operate at a loss because of continued investments in the organization's products and capabilities.

BUSINESS FORMS

                                     Second Quarter                               Six Months
                        ----------------------------------------   ----------------------------------------
                          1997        1996     Change   % Change     1997        1996     Change   % Change
                        --------    --------  -------   --------   -------     --------   ------   --------
    Revenues            $211,628    $133,452    $78,176     59%   $392,399   $250,118    $142,281     57%
    Gross profit         $90,524     $63,364    $27,160     43%   $173,417   $119,646     $53,771     45%
        % of revenues       42.8%       47.5%                         44.2%      47.8%
    Operating income     $22,921     $19,957     $2,964     15%    $46,906    $37,223      $9,683     26%
        % of revenues       10.8%       15.0%                         12.0%      14.9%

Business forms revenues rose for the second quarter and six months primarily because of 1997 and 1996 business combinations which contributed about $77,000 of the second quarter revenue growth and $134,000 of the year-to-date sales increase. In the second quarter forms management revenues increased over last year excluding the effect of business combinations. However this increase was substantially offset by lower sales of non-forms management products and automotive forms. Year-to-date forms management revenues grew more than 10% over last year. Automotive forms also increased over last year through six months. These sales increases were partially reduced by declines in sales of non-forms management products.

The decline in the gross profit percentage from last year resulted from lower gross profit margins of Vanier and Duplex, as previously discussed. Excluding Vanier and Duplex, gross profit margins improved to 48.7% in the second quarter and 48.9% year-to-date. The company's cost of paper was stable in the second quarter and is expected to remain stable during the third quarter of fiscal year 1997.

Business forms operating income grew significantly, primarily as a result of higher sales. SG&A expenses declined slightly as a percentage of sales because of the Vanier and Duplex business combinations. These businesses have lower SG&A expenses, as a percentage of sales, than the company's other businesses. The decline in the operating income percentage from last year resulted from lower operating income margins of Vanier and Duplex. Once the integration process is completed, Vanier and Duplex operating income margins should improve to about 10%, consistent with the company's existing forms management and general printing businesses.

FINANCIAL SERVICES

                                       Second Quarter                               Six Months
                          -----------------------------------------  ----------------------------------------
                            1997        1996     Change    % Change    1997        1996     Change   % Change
                          -------     -------    -------   --------  -------     -------    -------  --------
    Revenues              $7,525      $6,466      $1,059     16%     $14,649     $12,700     $1,949     15%
    Operating income      $3,913      $3,594        $319      9%      $7,652      $6,966       $686     10%
        % of revenues       52.0%       55.6%                           52.2%       54.9%

Average finance receivables increased 19% over last year because of growing computer systems sales financed by the company. Financial services revenues grew because of interest earned on the higher receivable balances. Revenues grew slightly slower than the receivable balances because other non interest income declined slightly.

Financial services operating income grew solidly because of higher revenues and a slight decline in interest rates on borrowings. The operating income percentage declined slightly because of the reduced other income and slightly higher bad debt expenses.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first six months of fiscal year 1997 the company did not enter into any new interest rate management agreements because current market conditions made fixed rate debt more attractive.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

Information systems continued to provide strong cash flows from operating activities. Through the first six months of fiscal year 1997 operating cash flow was $76,891 compared to $43,806 last year. Fiscal year 1997's cash flow resulted primarily from information systems net income, adjusted for non-cash charges. This strong cash flow funded the company's investments for normal operations including capital expenditures of $21,277. About sixty percent of the capital expenditures related to business forms operations with the balance related to computer systems. Fiscal year 1997 capital expenditures in the ordinary course of business are anticipated to be about $45,000 to $50,000. Please read the Shareholders' Equity section regarding the payment of dividends and share repurchases.

The first quarter purchase of Vanier Graphics accounted for the majority of cash spent on business combinations. The balance related to the second quarter purchase of a small healthcare systems company with electronic medical records and clinical management capabilities. Please read the capitalization section of this report regarding the financing of these business combinations.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 25.9% at March 31, 1997 and 21.0% at September 30, 1996. The increase reflects the issuance of $100,000 of notes in a public offering and the retirement of outstanding debt issued to initially finance the Duplex transaction. The balance of the proceeds was used to finance 1997 business combinations including Vanier. Remaining credit available under existing revolving credit agreements was $39,375 at March 31, 1997. This amount declined from December 1996 as credit lines were phased down subsequent to the public debt offering. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company estimates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1997 normal operations.

Financial services' debt balances increased $22,754 during the first six months of fiscal year 1997. Proceeds were used for new finance receivables which increased $31,640 year-to-date. The company structures debt maturities to approximate the maturities of finance receivables. The company expects finance receivables to continue to increase because of growth in computer systems sales.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of May 13, 1997, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

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

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. During the first half of fiscal year 1997, the company repurchased 319,200 Class A common shares for $8,750, an average price of $27.41 per share. As of March 31, 1997 the company could repurchase an additional 3,219,800 Class A common shares under existing board of directors' authorizations. After March 31, 1997 and through May 13, 1997 the company purchased 697,200 Class A common shares at an average price of $20.55 per share.

ENVIRONMENTAL MATTERS

See Note 6 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

                           PART II - OTHER INFORMATION

ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

          At the Annual Meeting of Shareholders on February 13, 1997, the shareholders of the company voted on and approved the following issues.

          Issue 1 Election of Directors

                                                                    Shares
                                                  Shares For       Withheld
                                                  ----------       --------
          Three-year terms expiring in 2000
          ---------------------------------
          Cleve L. Killingsworth, Jr.             91,939,718        270,488
          Dale L. Medford                         91,987,643        222,563
          Gayle B. Price, Jr.                     90,867,209      1,342,997
          Kenneth W. Thiele                       90,787,858      1,422,348

          One-year term expiring in 1998
          ------------------------------
          Robert C. Nevin                         91,977,366        232,840

          The following individuals' terms of office as directors continued after the meeting; Joseph N. Bausman, Dr. David E. Fry, Richard H. Grant, Jr., Richard H. Grant, III, David R. Holmes, Allan Z. Loren, Martin D. Walker

          Issue 2 Proposal to Increase the Number of Authorized Class A and Class B Common Shares

          Shares For               86,802,777
          Shares Against            5,140,467
          Shares Abstain              266,962

          Issue 3 Proposal to Reclassify Common Shares to "No Par Value" Shares

          Class A Proposal                          Class B Proposal
          Shares For               70,047,596       Shares For      20,000,000
          Shares Against            1,530,348       Shares Against           0
          Shares Abstain              632,266       Shares Abstain           0

          Issue 4 Appointment of Deloitte & Touche LLP as Independent Auditors

          Shares For               90,899,238
          Shares Against            1,172,168
          Shares Abstain              138,800

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   (27) Financial Data Schedule

          (b)      Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE REYNOLDS AND REYNOLDS COMPANY

Date  May 13, 1997                  /s/ David R. Holmes
      ------------                  ---------------------------------------
                                    David R. Holmes
                                    Chairman of the Board, President and
                                    Chief Executive Officer


Date  May 13, 1997                  /s/ Dale L. Medford
      ------------                  ---------------------------------------
                                    Dale L. Medford
                                    Vice President, Corporate Finance and
                                    Chief Financial Officer