Form 10-Q
period 1997-06-30
REYNOLDS & REYNOLDS CO
filed 1997-08-01
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      0-132
                                      -----
                            (Commission file number)

                        THE REYNOLDS AND REYNOLDS COMPANY
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                      31-0421120
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                   115 SOUTH LUDLOW STREET, DAYTON, OHIO 45402
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (937) 485-2000
                                 --------------
                         (Registrant's telephone number)

                                      NONE
                                      ----
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

On July 30, 1997, 79,235,980 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                                PAGE
                                                                               NUMBER
                                                                               ------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three and Nine Months Ended June 30, 1997 and 1996          3

              Condensed Consolidated Balance Sheets
              As of June 30, 1997 and September 30, 1996                          4

              Condensed Statements of Consolidated Cash Flows
              For the Nine Months Ended June 30, 1997 and 1996                    5

              Notes to Condensed Consolidated Financial Statements                6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Nine Months Ended June 30, 1997 and 1996          9


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                   14


SIGNATURES                                                                       15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                      (In thousands except per share data)

                                                             Three Months                   Nine Months
                                                       --------------------------    --------------------------
                                                          1997           1996           1997           1996
                                                       -----------    -----------    -----------    -----------
Net Sales and Revenues
    Information systems
        Products                                       $   235,803    $   199,312    $   710,717    $   524,037
        Services                                            94,470         81,145        273,416        234,091
                                                       -----------    -----------    -----------    -----------
        Total information systems                          330,273        280,457        984,133        758,128
    Financial services                                       7,787          6,592         22,436         19,292
                                                       -----------    -----------    -----------    -----------
    Total net sales and revenues                           338,060        287,049      1,006,569        777,420
                                                       -----------    -----------    -----------    -----------
Costs and Expenses
    Information systems
        Cost of sales
            Products                                       145,121        114,728        429,239        300,531
            Services                                        40,602         31,908        109,589         92,461
                                                       -----------    -----------    -----------    -----------
            Total cost of sales                            185,723        146,636        538,828        392,992
        Selling, general and administrative expenses       127,823         94,314        343,829        255,240
    Financial services                                       3,772          2,871         10,769          8,605
                                                       -----------    -----------    -----------    -----------
    Total costs and expenses                               317,318        243,821        893,426        656,837
                                                       -----------    -----------    -----------    -----------
Operating Income                                            20,742         43,228        113,143        120,583
                                                       -----------    -----------    -----------    -----------
Other Charges (Income)
    Interest expense                                         2,797          1,332          7,154          3,291
    Interest income                                           (798)          (416)        (2,033)        (1,402)
    Other                                                     (380)          (370)        (1,055)        (1,108)
                                                       -----------    -----------    -----------    -----------
    Total other charges                                      1,619            546          4,066            781
                                                       -----------    -----------    -----------    -----------
Income Before Income Taxes                                  19,123         42,682        109,077        119,802
Provision For Income Taxes                                  11,845         18,374         50,032         51,150
                                                       -----------    -----------    -----------    -----------
Net Income                                             $     7,278    $    24,308    $    59,045    $    68,652
                                                       ===========    ===========    ===========    ===========
Earnings Per Common Share                              $      0.09    $      0.28    $      0.70    $      0.81
                                                       ===========    ===========    ===========    ===========
Average Number of Common Shares Outstanding                 83,734         85,437         84,641         85,231
                                                       ===========    ===========    ===========    ===========
Cash Dividends Declared Per Common Share               $      0.08    $      0.06    $      0.24    $      0.18
                                                       ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND SEPTEMBER 30, 1996
                                 (In thousands)

                                                                    6/30/97        9/30/96
                                                                  -----------    -----------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                          $    35,781    $    11,130
    Accounts receivable                                               170,561        161,278
    Inventories                                                        56,408         53,202
    Other current assets                                               49,468         45,473
                                                                  -----------    -----------
    Total current assets                                              312,218        271,083
Property, Plant and Equipment, less accumulated depreciation of
    $194,465 at 6/30/97 and $173,587 at 9/30/96                       176,477        167,667
Goodwill                                                              102,400         94,969
Other Intangible Assets                                                22,361         25,784
Other Assets                                                           47,878         50,859
                                                                  -----------    -----------
Total Information Systems Assets                                      661,334        610,362
                                                                  -----------    -----------
FINANCIAL SERVICES ASSETS
Finance Receivables                                                   358,901        311,576
Cash and Other Assets                                                   1,033          1,706
                                                                  -----------    -----------
Total Financial Services Assets                                       359,934        313,282
                                                                  -----------    -----------
TOTAL ASSETS                                                      $ 1,021,268    $   923,644
                                                                  ===========    ===========
INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                               $   165,042    $   167,278
Long-Term Debt                                                        133,821         84,601
Other Liabilities                                                      70,563         63,216
                                                                  -----------    -----------
Total Information Systems Liabilities                                 369,426        315,095
                                                                  -----------    -----------
FINANCIAL SERVICES LIABILITIES
Notes Payable                                                         192,806        161,911
Other Liabilities                                                      83,718         73,643
                                                                  -----------    -----------
Total Financial Services Liabilities                                  276,524        235,554
                                                                  -----------    -----------
SHAREHOLDERS' EQUITY
Capital Stock                                                          49,561         51,226
Other Adjustments                                                      (6,428)        (6,203)
Retained Earnings                                                     332,185        327,972
                                                                  -----------    -----------
Total Shareholders' Equity                                            375,318        372,995
                                                                  -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,021,268    $   923,644
                                                                  ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (In thousands)

                                                                   1997          1996
                                                                 ---------    ---------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                      $ 125,922    $  75,310
                                                                 ---------    ---------
Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                          (70,537)     (77,523)
    Capital expenditures                                           (28,564)     (27,787)
    Net proceeds from asset sales                                   13,480        5,958
    Capitalization of software licensed to customers                (1,253)      (3,307)
    Repayments from financial services                               5,060        3,518
                                                                 ---------    ---------
    Net cash flows used for investing activities                   (81,814)     (99,141)
                                                                 ---------    ---------
Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                           99,510       47,491
    Principal payments on debt                                     (59,854)      (6,159)
    Cash dividends paid                                            (19,636)     (14,837)
    Capital stock issued                                             1,204        1,469
    Capital stock repurchased                                      (40,456)     (16,666)
                                                                 ---------    ---------
    Net cash flows provided by (used for) financing activities     (19,232)      11,298
                                                                 ---------    ---------
Effect of Exchange Rate Changes on Cash                               (225)        (290)
                                                                 ---------    ---------
Increase (Decrease) in Cash and Equivalents                         24,651      (12,823)
Cash and Equivalents, Beginning of Period                           11,130       18,366
                                                                 ---------    ---------
Cash and Equivalents, End of Period                              $  35,781    $   5,543
                                                                 =========    =========
FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                      $  14,521    $  10,634
                                                                 ---------    ---------
Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                (108,823)     (87,184)
    Collections on finance receivables                              67,963       56,025
                                                                 ---------    ---------
    Net cash flows used for investing activities                   (40,860)     (31,159)
                                                                 ---------    ---------
Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                           67,150       54,033
    Principal payments on debt                                     (36,255)     (29,862)
    Repayments to information systems                               (5,060)      (3,518)
                                                                 ---------    ---------
    Net cash flows provided by financing activities                 25,835       20,653
                                                                 ---------    ---------
Increase (Decrease) in Cash and Equivalents                           (504)         128
Cash and Equivalents, Beginning of Period                            1,293          663
                                                                 ---------    ---------
Cash and Equivalents, End of Period                              $     789    $     791
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

(2)  INVENTORIES

                                                         1997      1996
                                                        -------   -------
Finished products                                       $46,287   $42,953
Work in process                                           3,448     3,788
Raw materials and supplies                                6,673     6,461
                                                        -------   -------
Total inventories                                       $56,408   $53,202
                                                        =======   =======

(3)  BUSINESS COMBINATIONS

The following business combinations were accounted for as purchases and the accounts of the acquired businesses were included in the company's financial statements since the dates of acquisition.

Effective June 30, 1997, the company purchased the net assets of Fiscal Information Inc. of Daytona Beach, Florida and the stock of Fiscal Information Inc. of Loveland, Colorado. These related companies provide information systems to physician practices with primary emphasis on practice management systems for radiologists. The combined Fiscal companies had 1996 sales of about $10,000. The purchase price of about $14,000 was paid in cash from existing cash balances. During the third quarter of fiscal year 1997 a preliminary appraisal was completed and $4,300 of the purchase price was allocated to in-process research and development.

During March 1997, the company purchased the net assets of Advanced Medical Applications, a healthcare systems company with electronic medical records and clinical management capabilities. The purchase price of about $7,500 was paid in cash from existing cash balances and preliminarily allocated to the assets acquired and liabilities assumed, pending the outcome of an appraisal. During the third quarter of fiscal year 1997 a preliminary appraisal was completed and $6,700 of the purchase price was allocated to in-process research and development.

The in-process research and development acquired in the Fiscal Information and Advanced Medical Applications business combinations represents software development costs for which technological feasibility was not established and for which there was no alternative future use. The costs of in-process research and development of both Fiscal Information Inc. and Advanced Medical Applications were charged to selling, general and administrative expenses during the third quarter of fiscal year 1997.

Effective December 31, 1996, the company purchased substantially all net assets of Vanier Graphics Corporation from American Business Products for about $47,000, subject to finalization of the purchase price. Vanier, a provider of business forms and related forms management and workflow analysis services, had 1996 sales of about $130,000. The purchase price was paid in cash using proceeds from the Company's issuance of notes in a public offering. The total purchase price was allocated to the assets and liabilities of the acquired company. Goodwill of $9,570 was recorded in accounting for this transaction and is being amortized on a straight-line basis over fifteen years. Recorded liabilities included the costs to exit duplicate facilities of Vanier. These liabilities included the cost of closing four Vanier manufacturing plants, twelve distribution facilities and an administrative building. At June 30, 1997 the company had closed one manufacturing plant and eight distribution facilities. As of December 31, 1996 key elements of the costs accrued for exiting duplicate facilities were estimated. During the third quarter of fiscal year 1997 the company revised these estimates based on updated information and accrued $275 of additional liabilities for costs to exit duplicate facilities. This adjustment was reflected in the allocation of the purchase price and did not effect net income for the quarter. As of the revised December 31, 1996 opening balance sheet, key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $2,000, relocation costs of $200 and exit costs of $900. Involuntary termination benefits represent severance payments and outplacement services for 239 employees, principally for manufacturing employees. Plant closing costs consist primarily of lease costs. Through June 30, 1997, $1,019 of involuntary termination benefits were paid to 150 employees and $33 of relocation costs and $203 of exit costs were paid. The company recorded the assets of the duplicate Vanier facilities as current assets held for sale. As of the revised December 31, 1996 opening balance sheet, these assets of $7,372 were recorded at estimated fair market value less disposal costs. At June 30, 1997, $3,684 of these assets had been sold.

In fiscal year 1996, the company purchased Duplex Products Inc. and recorded liabilities for the costs to exit duplicate manufacturing, distribution and administrative facilities of Duplex. These liabilities included the cost of closing seven Duplex manufacturing plants, five distribution facilities and an administrative building. The company has closed all seven of the manufacturing plants, three distribution facilities and the administrative building. The two remaining distribution facilities will not be closed. As of May 20, 1996 key elements of the costs accrued for exiting duplicate facilities were estimated. During the third quarter of fiscal year 1997 the company revised these estimates based on updated information and reduced accrued liabilities for costs to exit duplicate facilities by $2,356. This adjustment was reflected in the allocation of the purchase price and did not effect net income for the quarter. As of the revised May 20, 1996 opening balance sheet, key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $7,324, relocation costs of $1,296 and exit costs of $750. Involuntary termination benefits represent severance payments and outplacement services for 457 employees, principally for manufacturing employees. Exit costs consist primarily of lease costs. Through June 30, 1997, $5,525 of involuntary termination benefits were paid to 368 employees and $721 of relocation costs and $352 of exit costs were paid. The company recorded the assets of the duplicate Duplex facilities as current assets held for sale. As of the revised May 20, 1996 opening balance sheet, these assets of $13,878 were recorded at estimated fair market value less disposal costs. At June 30, 1997, $11,307 of these assets had been sold.

(4)  THIRD QUARTER CHARGE

During the third fiscal quarter the company recorded a pre-tax charge of $17,063. The charge included $11,000 of in-process research and development costs acquired in connection with the recent purchases of Advanced Medical Applications Inc. and Fiscal Information Inc. The balance of the third quarter charge represented the write-off of certain assets, primarily in the automotive systems business. About $4,500 of the assets written off represented the company's investment in software licensed to customers and goodwill related to a used vehicle locator system and the 1995 acquisition of Dealer Internet Services Corporation. During the third quarter of fiscal year 1997 the company finalized a strategic alliance with Microsoft Corporation to offer the company's new car buying service and a used vehicle locator service on Microsoft's CarPoint on-line automotive service. The company will promote this alliance instead of its existing products. The remainder of the intangible asset write-offs represented internal use software and software licensed to customers which the company will no longer use or whose asset value was no longer supported by undiscounted cash flows. The charge increased computer systems cost of sales $3,934, computer systems selling, general and administrative (SG&A) expenses $12,684 and business forms SG&A expenses $445. After income taxes, the charge reduced net income by $12,573 or $.15 per share. The income tax benefit on the third quarter charge represented a 26.3% effective tax rate because not all of the charges were tax deductible.

(5)  FOURTH QUARTER CHARGE

During the fourth quarter of fiscal year 1997, the company expects to record additional charges of between $18,000 and $25,000 related primarily to closing certain manufacturing and distribution facilities and streamlining other functions. On July 22, 1997 the company announced plans to close business forms manufacturing facilities in Dayton, Ohio, Salt Lake City, Utah and Winsted, Connecticut. As of July 30, 1997 management has not yet finalized the restructuring plan.

(6)  SUBSEQUENT EVENT

On July 2, 1997 the company purchased the outstanding shares of Crain-Drummond Inc. from UARCO Inc., a subsidiary of Settsu Corporation of Osaka, Japan. Crain-Drummond, a Canadian provider of business document outsourcing, document management and work process optimization services, had 1996 sales of about $130,000. This acquisition will be accounted for as a purchase. The purchase price of about $47,000 will be paid in cash from existing cash balances and borrowings from existing credit lines.

(7)  FINANCING ARRANGEMENTS

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

On July 16, 1997 the company replaced its existing revolving credit agreements with a new five year, $150,000 agented revolving credit agreement with a consortium of banks.

(8)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities for the nine months ended June 30, 1997 and 1996.

                                                               1997          1996
                                                             ---------    ---------
INFORMATION SYSTEMS
Net Income                                                   $  52,049    $  62,250
Depreciation and Amortization                                   44,374       32,097
Purchased In-Process Research and Development Costs             11,000
Deferred Income Taxes                                             (344)      (3,110)
Deferred Income Taxes Transferred to Financial Services          3,945          225
Gains on Sales of Assets                                          (172)      (2,909)
Changes in Operating Assets and Liabilities
    Accounts receivable                                          5,872      (19,716)
    Inventories                                                  7,796        9,820
    Prepaid expenses and other current assets                   (7,081)      (3,870)
    Intangible and other assets                                  4,336       (1,313)
    Accounts payable                                            (3,248)      (2,300)
    Accrued liabilities                                          1,154        2,366
    Other liabilities                                            6,241        1,770
                                                             ---------    ---------
Net Cash Provided by Operating Activities                    $ 125,922    $  75,310
                                                             =========    =========
FINANCIAL SERVICES
Net Income                                                   $   6,996    $   6,402
Deferred Income Taxes                                            9,563        3,482
Deferred Income Taxes Transferred from Information Systems      (3,945)        (225)
Changes in Receivables, Other Assets and Other Liabilities       1,901          975
                                                             ---------    ---------
Net Cash Provided by Operating Activities                    $  14,521    $  10,634
                                                             =========    =========

(9)  CONTINGENCIES

The U.S. Environmental Protection Agency (EPA) designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at four environmental remediation sites. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability.

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

In connection with the acquisition of Duplex, the company became involved in one additional environmental remediation site. In 1994 Duplex was named a PRP as one of several thousand users of a solid waste landfill. At June 30, 1997 potential remediation costs are uncertain.

The company has accrued its estimated share of response costs for environmental remediation sites as of June 30, 1997 and believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THE REYNOLDS AND REYNOLDS COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                  (Dollars in thousands except per share data)

THIRD QUARTER CHARGE

During the third fiscal quarter the company recorded a pre-tax charge of $17,063. The charge included $11,000 of in-process research and development costs acquired in connection with the recent purchases of Advanced Medical Applications Inc. and Fiscal Information Inc. The balance of the third quarter charge represents the write-off of certain assets, primarily in the automotive systems business. The charge increased computer systems cost of sales $3,934, computer systems selling, general and administrative (SG&A) expenses $12,684 and business forms SG&A expenses $445. After income taxes, the charge reduced net income by $12,573 or $.15 per share. The income tax benefit on the third quarter charge represented a 26.3% effective tax rate because not all of the charges were tax deductible. Please see Notes to Condensed Consolidated Financial Statements for additional information regarding third quarter charges. The following discussion of results of operations and related tables excludes the effect of the charge.

FOURTH QUARTER CHARGE

During the fourth quarter of fiscal year 1997, the company expects to record additional charges of between $18,000 and $25,000 related primarily to closing certain manufacturing and distribution facilities and streamlining other functions. On July 22, 1997 the company announced plans to close business forms manufacturing facilities in Dayton, Ohio, Salt Lake City, Utah and Winsted, Connecticut. As of July 30, 1997 management has not yet finalized the restructuring plan.

BUSINESS FORMS BUSINESS COMBINATIONS

During 1997 and 1996 the company purchased two large business forms and forms management companies. Effective December 31, 1996 the company purchased substantially all net assets of Vanier Graphics Corporation from American Business Products. On May 20, 1996 the company purchased the stock of Duplex Products Inc. in a cash tender offer. The company expects to retain about $100,000 of sales from Vanier. Duplex sales were about $200,000 during the last four quarters. The addition of these businesses to the company's own business forms and forms management offerings reduced gross profit percentages and operating margins because of the lower earnings these businesses were generating. As these businesses are successfully integrated into existing operations margins should improve to the level of the company's other general business forms and forms management offerings. Business combinations of this size take approximately twenty-four months to fully integrate into existing operations.

RESULTS OF OPERATIONS (Excluding the third quarter charge)
CONSOLIDATED SUMMARY

                                         Third Quarter                                       Nine Months
                        -----------------------------------------------    -------------------------------------------------
                            1997        1996       Change     % Change           1997        1996      Change    % Change
                        -----------  ----------  ----------  -----------   ------------- -----------  ----------  ----------
Revenues                  $338,060    $287,049     $51,011           18%     $1,006,569    $777,420    $229,149          29%
Gross profit              $148,484    $133,821     $14,663           11%     $  449,239    $365,136    $ 84,103          23%
Operating income          $ 37,805    $ 43,228     ($5,423)         -13%     $  130,206    $120,583    $  9,623           8%
Net income                $ 19,851    $ 24,308     ($4,457)         -18%     $   71,618    $ 68,652    $  2,966           4%
Earnings per share        $   0.24    $   0.28      ($0.04)         -14%     $     0.85    $   0.81    $   0.04           5%

Consolidated revenues increased significantly over last year in both the third quarter and nine months, primarily because of the business forms acquisitions. About $38,000 of the third quarter's sales growth and $176,000 of the year-to-date sales increase were the result of the 1997 purchase of Vanier Graphics and the 1996 acquisition of Duplex Products. The balance of the revenue increase came primarily from growth in computer systems, which grew 9% during the quarter.

The consolidated gross profit percentage was 45.0% of information systems revenues in the third quarter, compared to 47.7% last year. Through nine months the consolidated gross profit margin was 45.6% versus 48.2% a year ago. The decline in gross profit percentages resulted primarily from the lower margin business forms products acquired in the Vanier and Duplex business combinations. These forms management and general printing businesses have lower margins than the company's automotive forms and computer systems businesses. Over time, as the newly acquired businesses are fully integrated with existing operations, the gross profit margins of the acquired businesses should improve to the same 35% - 40% level as the company's other forms management and general printing businesses.

Selling, general and administrative (SG&A) expenses increased to 34.8% of revenues in the third quarter from 33.6% last year. Year-to-date SG&A expenses were 33.6% of sales, compared to 33.7% last year. SG&A expenses increased as a percentage of sales for both business forms and computer systems in the third quarter.

The consolidated operating income percentage was 11.2% of revenues in the third quarter, compared to 15.1% last year. Through nine months the consolidated operating margin was 12.9% versus 15.5% a year ago. The decline in operating profit percentages resulted primarily from the lower operating margins of Vanier and Duplex. Computer systems operating margins also declined from last year as a result of increased investment in healthcare systems.

The company adjusted its effective income tax rate in the third quarter to better reflect its estimated annual effective rate. Through nine months the effective income tax rate was 43.2%, compared to 42.2% for the twelve months of fiscal year 1996. This increase resulted from an increase in non deductible expenses such as goodwill amortization.

Annualized return on average shareholders' equity was 24.5%, compared to 25.3% at June 30, 1996.

COMPUTER SYSTEMS (excluding financial services)

                                         Third Quarter                                       Nine Months
                        ------------------------------------------------   ------------------------------------------------
                            1997        1996      Change      % Change         1997        1996      Change     % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                  $133,375    $121,843     $11,532            9%     $394,836    $349,396     $45,440           13%
Gross profit              $ 63,583    $ 59,589     $ 3,994            7%     $190,921    $171,258     $19,663           11%
    % of revenues             47.7%       48.9%                                  48.4%       49.0%
Operating income          $ 15,872    $ 17,412     ($1,540)          -9%     $ 53,715    $ 50,578     $ 3,137            6%
    % of revenues             11.9%       14.3%                                  13.6%       14.5%

Computer systems revenues grew for the third quarter and nine months primarily because of higher recurring service revenues and growing sales of newer products in the automotive businesses. Recurring service revenues continued to grow, primarily because of the increased number of ERA software applications supported. Revenues from newer products and services such as SalesVision, the SalesVision Vehicle Kiosk, Customer Marketing Services, laser solutions and a document management system provided about 25% of the sales growth. Healthcare systems sales decreased from last year for the third quarter and were essentially flat with last year through nine months. Business combinations, primarily Electronic Forms Systems acquired as part of the purchase of Vanier Graphics, contributed about $2,000 of sales in the third quarter and $5,000 of sales year-to-date.

Computer systems gross profit grew at a slower rate than sales for both the third quarter and nine months. Operating income declined from last year in the third quarter and grew at a slower rate than sales year-to-date. The gross profit and operating margins declined primarily because of the increased investment in healthcare systems, and to a lesser degree the inclusion of Vanier Graphics electronic forms systems which have lower margins. Automotive gross profit and operating margins remained strong and essentially unchanged from a year ago. SG&A expenses increased as a percentage of revenues reflecting the healthcare systems investment. Healthcare systems continued to operate at a loss because of continued investments in the organizations products and capabilities.

BUSINESS FORMS

                                         Third Quarter                                       Nine Months
                        -----------------------------------------------    ------------------------------------------------
                            1997        1996      Change      % Change          1997        1996      Change     % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                  $196,898    $158,614     $38,284           24%     $589,297    $408,732    $180,565           44%
Gross profit              $ 84,901     $74,232     $10,669           14%     $258,318    $193,878     $64,440           33%
    % of revenues             43.1%       46.8%                                  43.8%       47.4%
Operating income          $ 17,918     $22,095     ($4,177)         -19%      $64,824     $59,318      $5,506            9%
    % of revenues              9.1%       13.9%                                  11.0%       14.5%

Business forms revenues rose for the third quarter and nine months primarily because of 1997 and 1996 business combinations which contributed about $36,000 of the third quarter revenue growth and $170,000 of the year-to-date sales increase. In the third quarter forms management revenues increased over last year excluding the effect of business combinations. However this increase was substantially offset by lower sales of non-forms management products and automotive forms, which declined about 5% in the third quarter. Year-to-date forms management revenues grew about 10% over last year and automotive forms sales increased slightly over last year.

The decline in the gross profit percentage from last year resulted primarily from lower gross profit margins of Vanier and Duplex, as previously discussed. Automotive forms also contributed to lower gross profit margins as their sales comprised a lower percentage of the total. The company's cost of paper was stable in the third quarter and is expected to remain stable during the fourth quarter of fiscal year 1997.

Business forms operating income, as a percentage of revenues, declined from last year primarily because of the decline in gross profit margins. SG&A expenses, as a percentage of sales, increased slightly in the third quarter and were essentially the same as last year. The third quarter increase resulted primarily from higher integration costs related to the Duplex and Vanier business combinations. Once the integration process is completed, Vanier and Duplex operating income margins should improve to about 10%.

FINANCIAL SERVICES

                                         Third Quarter                                      Nine Months
                        ------------------------------------------------   ------------------------------------------------
                            1997        1996      Change      % Change         1997        1996      Change     % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                    $7,787      $6,592      $1,195           18%      $22,436     $19,292      $3,144           16%
Operating income            $4,015      $3,721        $294            8%      $11,667     $10,687        $980            9%
    % of revenues             51.6%       56.4%                                  52.0%       55.4%

Average finance receivables increased 19% over last year because of growing computer systems sales financed by the company. Financial services revenues grew because of interest earned on the higher receivable balances. Revenues grew at a slower rate than the receivable balances because other income declined slightly.

Financial services operating income grew solidly because of higher revenues and a slight decline in interest rates on borrowings. The operating income percentage declined slightly because of the reduced other income and slightly higher bad debt expenses.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first six months of fiscal year 1997 the company did not enter into any new interest rate management agreements. During the third quarter of fiscal year 1997 the company entered into two additional interest rate management agreements totaling about $18,000. These interest rate management agreements were obtained to reduce the interest rate exposure on variable rate borrowings obtained during the third quarter.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

Information systems continued to provide strong cash flows from operating activities. Through the first nine months of fiscal year 1997 operating cash flow was $125,922 compared to $75,310 last year. Fiscal year 1997's cash flow resulted primarily from information systems net income, adjusted for non-cash charges. This strong cash flow funded the company's investments for normal operations including capital expenditures of $28,564. About fifty-five percent of the capital expenditures related to business forms operations with the balance related to computer systems. Fiscal year 1997 capital expenditures in the ordinary course of business are anticipated to be between $40,000 and $45,000. Please read the Shareholders' Equity section regarding the payment of dividends and share repurchases.

The first quarter purchase of Vanier Graphics accounted for the majority of cash spent on business combinations. The balance relates primarily to healthcare systems business combinations completed during the second and third quarters. Please read the Capitalization section of this report regarding the financing of these business combinations.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 27.2% at June 30, 1997 and 21.0% at September 30, 1996. The increase reflects the issuance of $100,000 of notes in a public offering and the retirement of outstanding debt issued to initially finance the Duplex transaction. The balance of the proceeds was used to finance 1997 business combination of Vanier. Remaining credit available under existing revolving credit agreements was $34,350 at June 30, 1997. On July 16, 1997 the company replaced its existing revolving credit agreements with a new five year, $150,000 agented revolving credit agreement with a consortium of banks. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. The company estimates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1997 normal operations.

Financial services' debt balances increased $30,895 during the first nine months of fiscal year 1997. Proceeds were used for new finance receivables which increased $47,325 year-to-date. The company structures debt maturities to approximate the maturities of finance receivables. The company expects finance receivables to continue to increase because of growth in computer systems sales.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of July 31, 1997, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

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

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. During the first nine months of fiscal year 1997, the company repurchased 2,069,200 Class A common shares for $40,456, an average price of $19.55 per share. As of June 30, 1997 the company could repurchase an additional 1,469,800 Class A common shares under existing board of directors' authorizations.

ACCOUNTING STANDARDS

In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement, effective for both interim and annual periods ending after December 15, 1997, will require the company to report basic earnings per share (EPS) and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principle Board Opinion No. 15, "Earnings Per Share." As it effects the company, basic EPS will be higher than the primary EPS currently reported. Diluted EPS will be similar to the company's currently reported EPS.

In June 1997 the FASB issued SFAS Statement No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, would require the company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The company has not yet determined its comprehensive income.

In June 1997 the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The company plans to change its business segments from ones reflecting product classifications to ones reflecting the organizational structure of the company.

ENVIRONMENTAL MATTERS

See Note 9 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (27) Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE REYNOLDS AND REYNOLDS COMPANY

Date  July 31, 1997                     /s/ David R. Holmes
      -------------                     --------------------------------
                                        David R. Holmes
                                        Chairman of the Board, President and
                                        Chief Executive Officer

Date  July 31, 1997                     /s/ Dale L. Medford
      -------------                     --------------------------------
                                        Dale L. Medford
                                        Vice President, Corporate Finance and
                                        Chief Financial Officer