Form 10-K
period 1997-09-30
REYNOLDS & REYNOLDS CO
filed 1997-12-22
CIK 83588

--------------------------------------------------------------------------------
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.                                 [FEE REQUIRED]
                                                                ------------
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.                                 [NO FEE REQUIRED]
                                                                ---------------
        FOR THE TRANSITION PERIOD FROM _______________ TO ______________.

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
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (937) 485-2000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       CLASS A COMMON SHARES (NO PAR VALUE)          NEW YORK STOCK EXCHANGE
       ------------------------------------          -----------------------
                  (Title of class)                (Exchange on which registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                      ----
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                          ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or in any amendment to this Form 10-K. __

         The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of December 1, 1997, was $1,448,247,426.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 1997:

   Class A Common Shares: 78,637,414 (exclusive of 13,650,309 Treasury shares)
                        Class B Common Shares: 20,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of Proxy Statement for 1998 Annual Meeting of Shareholders
--------------------------------------------------------------------------------

                                     PART I
                             (Dollars in thousands)

ITEM 1.  BUSINESS

         The Reynolds and Reynolds Company, an Ohio corporation since 1889 (the "company"), operates principally in two business segments - computer systems and business forms.

                                COMPUTER SYSTEMS

         AUTOMOTIVE MANAGEMENT SOLUTIONS - The automotive division provides an extensive portfolio of information management solutions to automotive retailers and manufacturers. Integrated hardware, software and data communications systems; e-commerce solutions; ongoing customer service and support; and a full suite of consulting and training services comprise the automotive-focused products and services offering.

         These products and services are provided through the company's sales and service personnel located in approximately 250 offices in the United States and Canada. The September 1997 acquisition of 26.5 percent of the shares of Kalamazoo Computer Group plc provides the company with the opportunity to market its products and services into the European automotive retailing market.

         HEALTHCARE MANAGEMENT SOLUTIONS - The healthcare systems division provides fully-integrated, computerized practice management and clinical management systems plus hardware and software support services that help physician groups, management service organizations, service bureaus and integrated healthcare delivery networks control costs, increase revenues, and improve quality of care and patient satisfaction.

         FINANCIAL SERVICES - The company also provides financing for the computer systems placed with its automotive and healthcare customers throughout the United States and Canada.

                                 BUSINESS FORMS

         DOCUMENT MANAGEMENT SOLUTIONS - The company provides forms and forms management services to automotive retailers and to a number of Fortune 1000 companies. Products and services include a complete line of paper-based and electronic business forms and value-added document services including document procurement services, document management services and work optimization services. These permit customers to outsource non-strategic activities, streamline document systems, reduce inventory burdens and improve organizational efficiency.

         The company operates 28 business forms manufacturing facilities in the United States and Canada

         (For additional information, see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS beginning on page 7.)


                                  NEW PRODUCTS
         Computer Systems
         ----------------

         The automotive division cooperated with Microsoft Corporation to launch a new car buying service and used car classifieds on the Internet (Microsoft(R) CarPoint(TM)) offering automotive retailers new marketing solutions to consumers demanding a higher quality car shopping experience.

         The healthcare systems division introduced POWERRprovider(TM), an integrated clinical information management systeM that focuses on the proactive management of patients' health. Pilot installations began during the first quarter of fiscal year 1998.

         Business Forms
         --------------

         During the year, the business systems division introduced in pilot installations the Reynolds Advantage Network (RAN), an open-system, client-server-based document management network that integrates document procurement, document management and work process optimization, and the Customer Advantage system, an Internet-based interactive document management service which allows Reynolds customers to purchase or requisition products and services directly through a web browser interface.

                                  RAW MATERIALS

         An adequate supply of paper products is essential to the company's business forms segment. The company obtains those products from a variety of sources and historically has not experienced any difficulty in obtaining them. An adequate supply of paper is expected for the foreseeable future and is not anticipated to adversely impact the company's ability to fully meet the needs of its customers.

         Computer hardware is essential to the company's automotive and healthcare systems offerings. This hardware comes from a variety of sources, principally Silicon Graphics, Inc. in the automotive sector and Hewlett Packard and IBM in the healthcare sector. Historically, the company has experienced an ample supply.

         In the opinion of the company, loss of one or more of its present suppliers of either paper products or computer hardware would not have a significant impact on the company's operations because of the general availability of alternate sources at competitive prices.

                     PATENTS, TRADEMARKS AND RELATED RIGHTS

         Except as described below, the company does not have any patents, trademarks, licenses, franchises or concessions which are material to an understanding of its business.

         The company's trademark REYNOLDS & REYNOLDS(R) is associated with many goods and services provided by the company. In the automotive systems market, the company has a number of direct and indirect distribution and licensing arrangements with equipment vendors and software providers relating to certain components of the company's products, including the principal operating systems. Such arrangements are in the aggregate, but not individually (except for the operating systems), material to the company's business.

                                   COMPETITION

         In the automotive, business systems and healthcare markets, the company is subject to competition from a number of other business organizations, some of which have substantially greater assets and financial resources than the company. The company believes that it competes by providing high value-added products, services and solutions that meet customers' changing needs and which utilize current technology to provide additional value and to improve price and performance. The company has specialized in selected markets and has emphasized service and long-term relationships to meet customer needs more effectively. While no single customer represents 5% or more of the revenues of the two business segments, the company does have several significant customers whose loss, in the aggregate, could be material to the business forms segment. The company believes that the likelihood of losing all of such customers is remote.

                                     BACKLOG

COMPUTER SYSTEMS (INCLUDES PORTIONS OF THE AUTOMOTIVE AND HEALTHCARE SYSTEMS DIVISIONS): The backlog represents unbilled computer systems or upgrades which have not yet been shipped to customers. At December 1, 1997, the dollar value of the product backlog, including software license fees, is estimated to be $23,338 compared with $26,086 last year.

BUSINESS FORMS (INCLUDES BUSINESS SYSTEMS DIVISION AND PORTIONS OF THE AUTOMOTIVE DIVISION): The company manufactures several thousand different types of standard and custom business forms. At December 1, 1997, the dollar value of the printing backlog is estimated to be $35,804 compared with $22,753 last year.


                            RESEARCH AND DEVELOPMENT

         During fiscal 1997, the company continued its research and development of in-house computer systems, terminal products, electronic image-based systems, information exchange products and printing plant automation. In addition to those programs, the company also had several other development projects of lesser magnitude. Expenditures for all such activities were approximately $43,052 in 1997, $24,439 in 1996 and $20,978 in 1995.


                            ENVIRONMENTAL PROTECTION

         The company believes that it is in substantial compliance with all applicable federal, state and local statutes concerning environmental protection. The company has not experienced any material costs in this regard. The U.S. Environmental Protection Agency has designated the company as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act at four environmental remediation sites. (See Note 12 to the consolidated financial statements, page 43.)

                                    EMPLOYEES

         On September 30, 1997, the company and its subsidiaries had 9,138 employees. It is party to a number of collective bargaining agreements with union locals which represent an aggregate of approximately 260 employees at its Dayton, Ohio, Hagerstown, Maryland and Lebanon, Indiana plants.

ITEM 2.  PROPERTIES

         As of September 30, 1997, the company operated 19 forms manufacturing plants in the United States and 9 in Canada encompassing approximately 2.5 million square feet. Of those, more than 1.5 million square feet are owned outright by the company. The remaining 1 million square feet are leased. Corporate headquarters and the respective division headquarters are located in Dayton, Ohio in several buildings owned by the company which contain more than
 .5 million square feet. In addition, the company leases approximately 250 sales offices and 30 warehouses throughout the country.

         Most printing and other equipment used in the manufacture of business forms is owned by the company and its subsidiaries.

         The company believes its properties are in good condition and adequate for current activities. See Note 3 to the consolidated financial statements on pages 30-31 regarding assets held for sale.

ITEM 3.  LEGAL PROCEEDINGS

         Relevant information appears in Note 12 to the consolidated financial statements on page 43.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

                  (Dollars in thousands except per share data)

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The company's Class A Common Shares are listed on the New York Stock Exchange. There is no principal market for the Class B Common Shares. The company also has an authorized class of 60 million preferred shares with no par value. As of the filing of this report, the company currently has no agreements or commitments with respect to the sale or issuance of the preferred shares.

         Information on market prices and dividends is set forth below:

                       CLASS A COMMON SHARES SALE PRICES

                      ------------------------------------------------------------------------
                                     1997                                1996
 ---------------------------------------------------------------------------------------------
    Fiscal Quarter           High              Low              High               Low
 ---------------------------------------------------------------------------------------------
        First               $27.88            $25.50           $19.69            $16.50
 ---------------------
        Second              $29.38            $23.88           $20.50            $18.31
 ---------------------
        Third               $24.75            $15.63           $26.63            $21.38
 ---------------------
        Fourth              $21.31            $16.38           $27.00            $22.31
 ---------------------------------------------------------------------------------------------


                                     CASH DIVIDENDS PAID

                      ------------------------------------------------------------------------
                                Class A Common                      Class B Common
 ---------------------------------------------------------------------------------------------
        Months               1997              1996              1997             1996
 ---------------------------------------------------------------------------------------------
       January               $.08              $.06          $.004                $.003
 ---------------------
        April                $.08              $.06          $.004                $.003
 ---------------------
         June                $.08              $.06          $.004                $.003
 ---------------------
      September              $.08              $.07          $.004               $.0035
 ---------------------------------------------------------------------------------------------

         As of December 1, 1997, there were approximately 3,708 holders of record of Class A Common Shares and one holder of record of Class B Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA

                        FIVE-YEAR SELECTED FINANCIAL DATA

For The Years Ended September 30                         1997           1996             1995          1994          1993
-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net Sales and Revenues
   Information systems                               $ 1,355,302     $ 1,074,180    $   888,580    $   789,306    $   677,748
   Financial services                                     30,383          26,263         22,311         19,488         19,218
                                                     -----------     -----------    -----------    -----------    -----------
   Total net sales and revenues                      $ 1,385,685     $ 1,100,443    $   910,891    $   808,794    $   696,966
                                                     ===========     ===========    ===========    ===========    ===========
Income Before Effect of Accounting Change            $    59,219     $    93,738    $    78,594    $    66,204    $    52,522
Effect of Accounting Change(1)                                                                                        (19,106)
                                                     -----------     -----------    -----------    -----------    -----------
Net Income                                           $    59,219     $    93,738    $    78,594    $    66,204    $    33,416
                                                     ===========     ===========    ===========    ===========    ===========
Earnings Per Common Share
   Income before effect of accounting change         $       .70     $      1.10    $       .92    $       .76    $       .60
   Effect of accounting change(1)                                                                                        (.22)
                                                     -----------     -----------    -----------    -----------    -----------
   Net income                                        $       .70     $      1.10    $       .92    $       .76    $       .38
Return on Equity
   Income before effect of accounting change                16.1%           26.6%          25.1%          23.8%          20.2%
   Net income                                               16.1%           26.6%          25.1%          23.8%          12.9%
Cash Dividends Per Class A Common Share              $       .32     $       .25    $       .20    $      .165    $       .13
Book Value Per Outstanding Common Share              $      4.55     $      4.55    $      4.01    $      3.47    $      3.07
Assets
   Information systems                               $   729,335     $   610,362    $   489,501    $   430,592    $   407,761
   Financial services                                    373,175         313,282        265,965        204,107        162,790
                                                     -----------     -----------    -----------    -----------    -----------
   Total assets                                      $ 1,102,510     $   923,644    $   755,466    $   634,699    $   570,551
                                                     ===========     ===========    ===========    ===========    ===========
Long-Term Debt
   Information systems                               $   170,150     $    84,601    $    41,443    $    41,014    $    40,000
   Financial services                                    137,455          93,589         92,425         76,638         62,771
                                                     -----------     -----------    -----------    -----------    -----------
   Total long-term debt                              $   307,605     $   178,190    $   133,868    $   117,652    $   102,771
                                                     ===========     ===========    ===========    ===========    ===========
Number of Employees                                        9,138           7,544          6,036          5,478          5,636

INFORMATION SYSTEMS (excluding financial services)
Current Ratio                                               1.57            1.62           1.50           1.95           2.03
Net Property, Plant and Equipment                    $   188,501     $   167,667    $   128,462    $   117,485    $   111,177
Total Debt                                           $   191,526     $    99,092    $    51,649    $    41,301    $    40,000
Total Debt to Capitalization                                34.5%           21.0%          13.4%          12.4%          13.2%


(1)      Represents the cumulative effect of the accounting change for the adoption of Statement of Financial Accounting Standards
         No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

AUTOMOTIVE MANAGEMENT SOLUTIONS

         Automobile dealerships represent a significant market for the company's products and services. At the end of fiscal year 1997 there were about 22,000 automobile dealerships in the U.S. The automotive retail channel is undergoing significant changes represented by continued consolidation, the continued emergence of used car superstores and other new entrants, and multiple manufacturer initiatives created to streamline the existing distribution channel. Although each of these trends represent long-term growth opportunities for the company's products and services, the changes caused many dealers to defer major spending decisions during the second half of fiscal year 1997. The company believes that it is well positioned to provide products and services to the larger enterprises which typically have more sophisticated information management requirements. In addition, a number of the company's customers and its competitors' customers are operating on computer systems that are not Year 2000 compliant and must be replaced or upgraded.

DOCUMENT MANAGEMENT SOLUTIONS

         Companies are increasingly seeking ways to offload nonstrategic activities and streamline their business processes to reduce costs, improve organizational efficiencies and increase effectiveness. This trend is favorable for the company's document management services which simplify, standardize, automate and integrate customers' information management and document usage. The traditional business forms market in the U.S. has declined slightly and is expected to continue to decline in size. The company is targeting related areas which are enjoying growth including labels, direct mail printing, electronic print and mail capabilities, electronic forms and other value added products and services.

         The document management industry in the U.S. remains highly fragmented with a large number of local and regional providers. As a result, the industry continues to consolidate as larger companies seek economies of scale through acquisitions.

         The company's document management division's results are impacted slightly by the cost of paper. During periods of rising paper prices, the increases are typically passed through to customers. Declining paper prices have a slightly negative effect on the company's document management revenues. During 1997 the company's cost of paper was relatively stable. Paper costs declined in 1996 as paper manufacturers lowered prices because of reduced demand.

HEALTHCARE MANAGEMENT SOLUTIONS

         The healthcare market is highly segmented with each segment having unique information systems requirements. This segmentation reflects the transition from traditional fee-for-service medical practices to managed care plans. There has been significant growth in integrated healthcare delivery networks and large group practices as physicians strive to operate efficiently in a managed care environment. The information systems needs of this market are complex as systems must integrate among healthcare providers, claims processors, insurance companies and regulatory agencies. Physicians have begun implementing clinical information or electronic patient recordkeeping systems to gain efficiencies and provide better, more consistent care. In 1997 and 1996, the company aggressively invested in sales, marketing and product development resources to provide the information management solutions required by this market.

SIGNIFICANT EVENTS

RESTRUCTURING AND SPECIAL CHARGES

         During fiscal year 1997 the company recorded pretax charges of $49,241 consisting of a $25,339 restructuring charge (recorded in the fourth quarter) and $23,902 of other special charges ($17,063 recorded in the third quarter and $6,839 recorded in the fourth quarter). After income taxes, the restructuring and special charges reduced net income by $34,078 or $.41 per share ($12,573 or $.15 per share in the third quarter and $21,505 or $.26 per share in the fourth quarter). The income tax benefit on the combined charges represented a 30.8% effective income tax rate because not all of the charges were tax deductible. See Note 2 to the Consolidated Financial Statements for more information on restructuring and special charges.

         About $31,000 of the restructuring and special charges represented reductions in the number of employees and write-offs of certain assets. These actions are expected to lower wage and amortization expenses and increase earnings by $.09 per share in fiscal year 1998. The improvement in fiscal year 1998 earnings should occur primarily during the last half of the fiscal year. In the first half of the year, savings from the restructuring will be phased in as restructuring actions (including the closing of four business forms manufacturing plants) are implemented. The company will also incur relocation, training and other expenses, not accrued as part of the restructuring charge, which will partially offset the savings. The full year earnings benefit of $.12 per share is expected to be realized in fiscal year 1999 when the restructuring activities are fully implemented. The balance of the restructuring and special charges consisted primarily of purchased in-process research and development costs and will avoid future amortization expenses of about $.02 per share annually. The company did not record any amortization expenses for these items in fiscal year 1997.

BUSINESS COMBINATIONS

         In fiscal year 1997 the company purchased two sizable business forms and document management services companies. On July 2, 1997, the company purchased the outstanding shares of Crain-Drummond Inc. from UARCO, a subsidiary of Settsu Corporation of Osaka, Japan. Effective December 31, 1996, the company purchased substantially all net assets of Vanier Graphics Corporation from American Business Products. Crain-Drummond and Vanier Graphics provide document outsourcing, document management and work optimization services in Canada and the U.S., respectively. The combined annual revenues of these two businesses were about $261,000 in fiscal year 1996. The company expects to retain about $200,000 of these sales. On May 20, 1996, the company purchased the outstanding shares of Duplex Products Inc. Duplex provides business forms and labels, electronic printing and mailing services, document management services, forms automation solutions and process analysis to customers throughout the United States. Although Duplex reported annual sales of $275,000 in fiscal year 1995, at the time of the acquisition Duplex annual sales rate was about $230,000. The company retained about $200,000 of Duplex sales, as expected. The company also purchased three additional business forms companies in fiscal years 1995 and 1996 with combined annual sales of about $77,000.

         From 1995 through 1997 the company purchased twelve additional businesses in the automotive and healthcare markets. Automotive business combinations, with about $12,000 in annual revenues, consisted primarily of new products to supplement the company's existing product offerings. Healthcare acquisitions resulted in stronger products and services offerings and additional customers for the company adding about $28,000 in annual revenues. See Note 3 to the Consolidated Financial Statements for additional disclosures about the company's business combinations.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

         During fiscal year 1997 the company expensed $14,850 of in-process research and development (R&D) costs (included in special charges discussed previously) from three separate business combinations. In-process R&D costs represented software development costs for which technological feasibility was not established and for which there was no alternative future use. The company obtained an outside appraisal in each instance to value in-process R&D costs. Midway through 1997, the company purchased the assets of Advanced Medical Applications and expensed $6,700 of in-process R&D costs. These costs related to the development of an electronic medical records and clinical management system. The company continued development in 1997 and during the first quarter of fiscal 1998 year will pilot its product called POWERRprovider. General sales release is scheduled for later in fiscal year 1998. On June 30, 1997, the company acquired Fiscal Information Inc. and expensed $4,300 of in-process R&D costs related to development of a system for hospital-based physicians. Software development is expected to continue throughout fiscal year 1998. The third in-process R&D charge expensed in 1997 related to the company's purchase of an equity interest in Kalamazoo Computer Group plc. The company recorded $3,850 of in-process R&D in the fourth quarter of fiscal year 1997, representing the company's share of costs for development of software for use by automobile dealers in Europe. Kalamazoo is continuing to develop this product.

RESULTS OF OPERATIONS

CONSOLIDATED

                                                                          1997 vs. 1996           1996 vs. 1995
                              1997          1996           1995              Change                  Change
------------------------------------------------------------------------------------------------------------------
AS REPORTED
Revenues                   $1,385,685    $1,100,443      $910,891       $285,242       26%       $189,552      21%
Gross profit                 $608,935      $510,525      $417,935        $98,410       19%        $92,590      22%
Operating income             $126,046      $164,825      $137,015       ($38,779)     -24%        $27,810      20%
Net income                    $59,219       $93,738       $78,594       ($34,519)     -37%        $15,144      19%
Earnings per share              $0.70         $1.10         $0.92         ($0.40)     -36%          $0.18      20%

EXCLUDING 1997 RESTRUCTURING AND SPECIAL CHARGES
Revenues                  $1,385,685    $1,100,443                      $285,242       26%
Gross profit                $613,644      $510,525                      $103,119       20%
Operating income            $171,437      $164,825                        $6,612        4%
Net income                   $93,297       $93,738                         ($441)       0%
Earnings per share             $1.11         $1.10                         $0.01        1%

         Consolidated net sales and revenues increased for the seventh consecutive year in 1997. About $222,000 of 1997 sales growth and $133,000 of the 1996 sales increase resulted from business combinations, primarily in the business forms segment. Excluding the effect of business combinations, revenue growth was strongest in the computer systems segment which grew about 10%.

         Consolidated gross profit (excluding restructuring and special charges) represented 45.3% of information systems revenues, compared to 47.5% in 1996 and 47.0% in 1995. In fiscal year 1997, consolidated gross profit margin declined primarily as a result of products acquired in the Duplex Products, Crain-Drummond and Vanier Graphics business combinations, which have lower margins than the company's automotive products and services. The gross profit percentage increased in 1996 primarily as a result of strong growth in computer systems recurring revenues. Business forms gross profit percentage declined in 1996 as production efficiencies were offset by lower gross profit margins for Duplex Products.

         As a percentage of revenues, consolidated operating income (excluding restructuring and special charges) was 12.4% in 1997, compared to 15% in both 1996 and 1995. The decline in operating profit percentages resulted primarily from the lower operating margins of Duplex Products, Crain-Drummond and Vanier Graphics. Computer systems operating margins also declined from last year as a result of increased investment in healthcare systems. In fiscal year 1996, higher business forms margins were offset by lower computer systems margins.

         Total other charges were $10,339 in 1997, $2,582 in 1996 and $260 in 1995. Other charges increased in 1997 and 1996 because of higher net interest expense from debt issued to finance business combinations. In-process R&D costs of $3,850 were also included in 1997 other charges. These R&D costs were recorded in the purchase of an equity interest in Kalamazoo Computer Group plc as previously discussed.

         The effective income tax rate was 48.8% in 1997, compared to 42.2% in 1996 and 42.5% in 1995. The 1997 tax rate increased primarily because of nondeductible restructuring and special charges recorded. Excluding the effect of restructuring and special charges, the 1997 effective income tax rate was 43.4%. The balance of the tax rate increase resulted from an increase in nondeductible expenses. The 1996 tax rate included the benefits of certain tax credits which did not repeat in 1997. The 1996 tax rate would have been 42.8% excluding these benefits.

         In 1997 the company's earnings per share (excluding restructuring and special charges) increased slightly over 1996 because of lower average shares outstanding as a result of shares repurchased by the company. Net income (excluding restructuring and special charges) declined slightly in 1997 reflecting investments primarily in the healthcare and automotive systems businesses. In fiscal year 1997 return on average shareholders' equity was 24.2% (excluding the effect of restructuring and special charges), compared to 26.6% in 1996 and 25.1% in 1995.

COMPUTER SYSTEMS (excluding financial services)

                                                                            1997 vs 1996             1996 vs 1995
                                  1997           1996          1995            Change                   Change
-----------------------------------------------------------------------------------------------------------------------------
AS REPORTED
Revenues                      $536,774      $478,994      $422,678       $57,780         12%      $56,316       13%
Gross profit                  $253,002      $234,280      $198,667       $18,722          8%      $35,613       18%
    % of revenues                47.1%         48.9%         47.0%
Operating income               $35,587       $69,751       $64,138      ($34,164)       -49%       $5,613        9%
    % of revenues                 6.6%         14.6%         15.2%

EXCLUDING 1997 RESTRUCTURING AND SPECIAL CHARGES
Revenues                      $536,774      $478,994                     $57,780         12%
Gross profit                  $257,711      $234,280                     $23,431         10%
    % of revenues                48.0%         48.9%
Operating income               $67,056       $69,751                     ($2,695)        -4%
    % of revenues                12.5%         14.6%

In 1997 and 1996 computer systems revenues grew primarily because of higher automotive recurring service revenues and increasing sales of newer products in the automotive business. Recurring service revenues continued to grow primarily because of the increased number of ERA software applications supported. These recurring service revenues result from monthly billings for technical support, software updates and hardware maintenance that allow customers to maximize the value of their computer systems. Revenues from newer products and services such as Customer Marketing Services, SalesVision, SalesVision Vehicle Kiosk, Document Management and laser solutions provided about 25% of 1997 sales growth. Automotive and healthcare business combinations contributed about $10,000 of the 1997 revenue growth and $12,000 of the 1996 sales increase. Excluding the effect of business combinations, healthcare systems fiscal year 1997 revenues were essentially the same as in fiscal year 1996.

         Excluding restructuring and special charges, computer systems gross profit percentage declined in fiscal year 1997 because of increased investment in the healthcare systems business and to a lesser degree, the inclusion of Vanier Graphics electronic forms systems which have lower margins. Automotive computer systems gross profit margins remained strong. In fiscal year 1996 computer systems gross profit percentage increased primarily because the higher margin recurring service revenues became a greater percentage of the revenue mix.

         Selling, general and administrative (SG&A) expenses (excluding restructuring and special charges) were 35.5% of revenues in 1997, compared to 34.3% of revenues in 1996 and 31.8% in 1995. The 1997 and 1996 increases in SG&A expenses, as a percentage of revenues, reflected new investments in both the automotive and healthcare businesses. In fiscal year 1997, the company invested in sales resources and product development in both its automotive and healthcare businesses. In fiscal year 1996 automotive systems investments were focused on new products and services while healthcare systems investments involved integrating two acquisitions with the existing business and implementing sales, marketing and product development strategies for future growth.

         In fiscal year 1997, computer systems operating income (excluding restructuring and special charges) declined primarily because of increased investment in the healthcare systems business. In 1996 computer systems operating income grew, but declined as a percentage of sales because of new investments in healthcare systems. Automotive systems operating margin was relatively stable during the last three years. Healthcare systems operated at a loss in each of the last three years because of increased investments in the organization's products and capabilities.

BUSINESS FORMS

                                                                            1997 vs. 1996                 1996 vs. 1995
                                1997          1996          1995               Change                         Change
------------------------------------------------------------------------------------------------------------------------------------

AS REPORTED
Revenues                      $818,528      $595,186      $465,902      $223,342         38%     $129,284           28%
Gross profit                  $355,933      $276,245      $219,268       $79,688         29%      $56,977           26%
    % of revenues                 43.5%         46.4%         47.1%
Operating income               $75,358       $80,629       $59,716       ($5,271)        -7%      $20,913           35%
    % of revenues                  9.2%         13.5%         12.8%

EXCLUDING 1997 RESTRUCTURING AND SPECIAL CHARGES
Revenues                      $818,528      $595,186                    $223,342        38%
Gross profit                  $355,933      $276,245                     $79,688        29%
    % of revenues                43.5%         46.4%
Operating income               $89,280       $80,629                      $8,651        11%
    % of revenues                10.9%         13.5%

         In fiscal years 1997 and 1996 business forms revenues rose primarily because of the effect of business combinations which contributed $212,000 and $121,000 of the sales increase in 1997 and 1996, respectively. The remaining sales increase resulted from growth in sales of document management products and services, which was partially offset by reduced volume for other custom business forms sales.

         Business forms gross profit percentage declined in 1997 and 1996 because of the effect of lower gross profit margins of businesses acquired (Duplex Products, Crain-Drummond and Vanier Graphics). Excluding these business combinations, gross profit margins were 48.9% in 1997 and 48.5% in 1996, as paper costs were about the same. In fiscal year 1996 lower paper costs which reduced LIFO inventory adjustments contributed favorably to gross profit.

         SG&A expenses (excluding restructuring and special charges) were 32.6% of revenues in 1997, compared to 32.9% in 1996 and 34.3% in 1995. SG&A expenses declined, as a percentage of revenues in 1997 and 1996 primarily because business combinations provided strong revenue growth and lower SG&A expenses as a percentage of sales. The company also further reduced SG&A expenses by eliminating duplicate administrative functions of the companies acquired. In 1997 these benefits were partially offset by higher acquisition integration expenses and software development costs.

         Business forms operating income (excluding restructuring and special charges) increased in both 1997 and 1996 because of higher sales from business combinations. Operating income margin declined in fiscal year 1997 primarily because of effects of the business combinations which caused the operating income percentage for general business forms and document management services to decline from about 10% in 1996 to about 7% in 1997. Automotive forms operating income margins were strong for all three years.

FINANCIAL SERVICES

                                                            1997 vs. 1996          1996 vs. 1995
                       1997       1996        1995               Change                Change
-----------------------------------------------------------------------------------------------------------------------

Revenues             $30,383     $26,263     $22,311      $4,120         16%     $3,952         18%
Operating income     $15,101     $14,445     $13,161        $656          5%     $1,284         10%
    % of revenues      49.7%       55.0%        59.0%

         Average finance receivables grew 19% in 1997 and 22% in 1996 as a result of strong computer systems sales. Financial services revenues grew significantly each of the last two years because of the increased receivable balances. The average interest rate earned on the receivable portfolio declined slightly in both 1997 and 1996 because interest rates on new receivables were less than those for maturing receivables.

         Financial services interest rate spread remained strong at 3.5% in 1997, compared to 3.8% in 1996 and 4.0% in 1995. The decline in the interest rate spread resulted from slightly higher borrowing rates in addition to the previously mentioned change in the receivable portfolio. Operating income grew at a slower rate in 1997 primarily because of increased bad debt expenses. Bad debt expenses were a modest .5% of the average receivable balance in 1997, but still higher than the unusually low bad debts experienced in 1996 and 1995.

         The company has entered into a number of interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During fiscal year 1997, the company entered into two additional interest rate management agreements with notional amounts totaling about $18,000. See Note 6 to the Consolidated Financial Statements for additional disclosures regarding the company's interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Information systems continued to provide strong cash flow from operating activities in fiscal year 1997. Operating cash flow was $149,325 in 1997 compared to $110,345 in 1996. Fiscal year 1997's operating cash flow resulted primarily from net income adjusted for noncash charges. This strong cash flow funded the company's investments for normal operations including capital expenditures of $47,707. Nearly half of capital expenditures were for computer equipment in 1997. Fiscal year 1998 capital expenditures in the ordinary course of business are anticipated to be about $50,000 to $55,000. The company also spent $145,347 on business combinations in fiscal year 1997. Business combinations are discussed further in Note 3 to the Consolidated Financial Statements. See the shareholders' equity caption of this analysis regarding the payment of dividends and share repurchases.

         Financial services operating cash flow, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION

         The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 34.5% at September 30, 1997 and 21.0% at September 30, 1996. The increase reflects the issuance of $100,000 of notes in a public offering with proceeds used to finance business combinations. In 1997 the company replaced its existing revolving credit agreements with a new five year, $150,000 agented revolving credit agreement with a consortium of banks. Remaining credit available under this revolving credit agreement was $82,000 at September 30, 1997. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. The company estimates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1998 normal operations. See Note 6 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

         The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of November 12, 1997, none of these preferred shares was outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for those described in Note 7 to the Consolidated Financial Statements.

         The company paid cash dividends of $26,056 in 1997, $20,594 in 1996 and $16,651 in 1995. Dividends per Class A common share were $.32 in 1997, $.25 in 1996 and $.20 in 1995. Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1997, the board of directors raised the quarterly dividend 12.5% to $.09 per Class A common share. The quarterly dividend was last increased by 14% in November 1996. The company has increased cash dividends twelve times since 1989 and paid dividends each year since the company's initial public offering in 1961.

         The company has conducted an active share repurchase program during recent years to provide additional returns to shareholders. The company repurchased $46,799 of Class A common shares in 1997, $33,323 in 1996 and $35,079 in 1995. Average prices paid per share were $19.75 in 1997, $20.83 in 1996 and $12.93 in 1995. As of September 30, 1997 the company could repurchase an additional 3,169,800 Class A common shares under existing board of directors' authorizations.

YEAR 2000 COMPLIANCE

         The company has assessed potential Year 2000 effects on its internal computer systems and systems provided to customers. Detailed plans have been prepared to address Year 2000 issues with completion of software development scheduled for December 1998. As of September 30, 1997, the costs to make all systems Year 2000 compliant were not projected to have a material adverse effect on the company's financial position, results of operations and cash flows.

ENVIRONMENTAL MATTERS

         See Note 12 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARDS

         See Note 13 to the Consolidated Financial Statements for a discussion of the effect of accounting standards which the company has not yet adopted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information required by Item 8 is contained in Item 14 of
Part IV (pages 15-16) of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age and background information for each of the Company's directors and nominees are incorporated herein by reference to the section of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders captioned "ELECTION OF DIRECTORS."


                        EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the Company, as of December 1, 1997, are:

 NAME                                  AGE        POSITION
 ---------------------------------------------------------------------------------------------------------------

 Richard H. Grant, Jr.                  84        Chairman of the Steering Committee and Director
 David R. Holmes                        57        Chairman of the Board, President and Chief
                                                  Executive Officer
 Robert C. Nevin                        57        President, Automotive Division and Director
 Dale L. Medford                        47        Vice President, Corporate Finance and Chief Financial
                                                  Officer, and Director
 Rodney A. Hedeen                       49        President, Business Systems Division
 H. John Proud                          49        President, Healthcare Systems Division
 Michael J. Gapinski                    47        Treasurer and Assistant Secretary
 Adam M. Lutynski                       55        General Counsel and Secretary

      A description of prior positions held by executive officers of the Company within the past 5 years, to the extent applicable, is as follows:

      Mr. Nevin has been President, Automotive Division since February 1997; prior thereto was President, Business Systems Division.

      Mr. Hedeen has been President, Business Systems Division since February 1997; prior thereto was Senior Vice President and General Manager, Forms and Systems Group.

      Mr. Proud has been President, Healthcare Systems Division since February 1995; prior thereto was Senior Vice President and General Manager, Automotive Computer Systems Group.


ITEM 11. EXECUTIVE COMPENSATION

      Information on compensation of the Company's executive officers and directors is incorporated herein by reference to the section of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The number of Common Shares of the Company beneficially owned by each five percent shareholder, director or current nominee for director, and by all directors and officers as a group as of December 1, 1997 is incorporated herein by reference to the section of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders captioned "VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                                     PART IV
                             (Dollars in thousands)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

      The following consolidated financial statements of the company are set forth on pages 23 through 44.

         Statements of Consolidated Income - For The Years Ended
                  September 30, 1997, 1996 and 1995

         Consolidated Balance Sheets - September 30, 1997 and 1996

         Statements of Consolidated Shareholders' Equity - For The Years Ended
                  September 30, 1997, 1996 and 1995

         Statements of Consolidated Cash Flows - For The Years Ended
                  September 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements (Including Supplementary
                  Data)

(A)(2) FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1997 ARE ATTACHED HERETO:

                 Schedule II       Valuation Accounts            Page 45

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B)   REPORTS ON FORM 8-K

      None

(C)   EXHIBITS

      The exhibits as shown in "Index of Exhibits" (pages 46-53) are filed as a part of this Report.

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



        ----------------------------------------------------------------

          The Company will provide a copy of its 1997 Annual Report to
                      Shareholders upon written request to:

                  ADAM M. LUTYNSKI, GENERAL COUNSEL & SECRETARY
                        THE REYNOLDS AND REYNOLDS COMPANY
                                 P. O. BOX 2608
                               DAYTON, OHIO 45401

        ----------------------------------------------------------------




                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                             THE REYNOLDS AND REYNOLDS COMPANY

                                             By  /S/ ADAM M. LUTYNSKI
                                             -----------------------------------

                                                 ADAM M. LUTYNSKI
                                                 General Counsel and Secretary

Date:    December 18, 1997


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.




Date:    December 18, 1997                   By  /S/ DAVID R. HOLMES
                                             -----------------------------------

                                                 DAVID R. HOLMES
                                                 Chairman of the Board, President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)



Date:    December 18, 1997                   By  /S/ DALE L. MEDFORD
                                             -----------------------------------

                                                 DALE L. MEDFORD
                                                 Vice President, Corporate Finance and Chief
                                                 Financial Officer (Principal Financial and
                                                 Accounting Officer) and Director



Date:    December 18, 1997                   By  /S/ JOSEPH N. BAUSMAN
                                             -----------------------------------

                                                 JOSEPH N. BAUSMAN
                                                 Director


Date:    December 18, 1997                   By  /S/ DR. DAVID E. FRY
                                             -----------------------------------

                                                 DR. DAVID E. FRY, Director



 Date:    December 18, 1997                  By  /S/ RICHARD H. GRANT, JR.
                                             -----------------------------------

                                                 RICHARD H. GRANT, JR.
                                                 Chairman of the Steering
                                                 Committee and Director



 Date:    December 18, 1997                  By  /S/ RICHARD H. GRANT, III
                                             -----------------------------------

                                                 RICHARD H. GRANT, III, Director



 Date:    December 18, 1997                  By  /S/ CLEVE L. KILLINGSWORTH, JR.
                                             -----------------------------------

                                                 CLEVE L. KILLINGSWORTH, JR., Director



 Date:    December 18, 1997                  By  /S/ ALLAN Z. LOREN
                                             -----------------------------------

                                                 ALLAN Z. LOREN, Director



Date:    December 18, 1997                   By  /S/ ROBERT C. NEVIN
                                             -----------------------------------

                                                 ROBERT C. NEVIN
                                                 President, Automotive Division
                                                 and Director



Date:    December 18, 1997                   By  /S/ GAYLE B. PRICE, JR.
                                             -----------------------------------

                                                 GAYLE B. PRICE, JR., Director



Date:    December 18, 1997                   By  /S/ KENNETH W. THIELE
                                             -----------------------------------

                                                 KENNETH W. THIELE, Director



Date:    December 18, 1997                   By  /S/ MARTIN D. WALKER
                                             -----------------------------------

                                                 MARTIN D. WALKER, Director

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(a)(1) and (2); 14(c) and (d)
                  Financial Statements, Schedules and Exhibits
                          Year Ended September 30, 1997
                        The Reynolds and Reynolds Company
                                  Dayton, Ohio

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY



November 12, 1997



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

Another level of control resides with the audit committee of the company's board of directors. The committee, comprised of five directors who are not members of management, oversees the company's financial reporting process. They recommend to the board, subject to shareholder approval, the selection of the company's independent public auditors. They discuss the overall audit scope and the specific audit plans with the independent public auditors and the internal auditors. This committee also meets regularly (separately and jointly) with the independent public auditors, the internal auditors and management to discuss the results of those audits, the evaluation of internal controls, the quality of financial reporting and specific accounting and reporting issues.





David R. Holmes                            Dale L. Medford
Chairman, President and                    Vice President, Corporate Finance
Chief Executive Officer                    and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT




The Shareholders of The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 1997 and 1996 and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule included at Item 14(a) (2). These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Dayton, Ohio
November 12, 1997

                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in The Reynolds and Reynolds Company (1) Registration Statement No. 33-56045 on Form S-8 (2) Post-Effective Amendment No. 1 to Registration Statement No. 33-51895 on Form S-3, (3) Pre-Effective Amendment No. 1 to Registration Statement No. 33-58877 on Form S-3, (4) Pre-Effective Amendment No. 1 to Registration Statement No. 33-61725 on Form S-3, (5) Registration Statement No. 33-59615 on Form S-3, (6) Registration Statement No. 33-59617 on Form S-3 (7) Registration Statement No. 333-12967 on Form S-3, (8) Registration Statement No. 333-12681 on Form S-3,
(9) Registration Statement No. 333-16583 on Form S-3, (10) Registration Statement No. 333-18585 on Form S-3, (11) Registration Statement No., 333-41983 on Form S-3, and (12) Registration Statement No. 333-41985 on Form S-3 of our report dated November 12, 1997, appearing in this Annual Report on Form 10-K of The Reynolds and Reynolds Company for the year ended September 30, 1997, and to the reference to us under the heading "Experts" in the respective Prospectuses, which is part of each of the above Registration Statements.




/s/  DELOITTE & TOUCHE LLP
--------------------------

Dayton, Ohio
December 16, 1997

                      STATEMENTS OF CONSOLIDATED INCOME
                     (In thouands except per share data)


For The Years Ended September 30              1997         1996        1995
----------------------------------------------------------------------------
Net Sales and Revenues
  Information
    Products                              $  984,611   $  756,664   $621,909
    Services                                 370,691      317,516    266,671
                                          ----------   ----------   --------
    Total information systems              1,355,302    1,074,180    888,580
  Financial services                          30,383       26,263     22,311
                                          ----------   ----------   --------
  Total net sales and revenues             1,385,685    1,100,443    910,891
                                          ----------   ----------   --------
Costs and Expenses
  Cost of sales
    Products                                 596,847      438,041    363,303
    Services                                 149,520      125,614    107,342
                                          ----------   ----------   --------
    Total cost of sales                      746,367      563,655    470,645
  Selling, general and administrative
   expenses                                  472,651      360,145    294,081
  Restructuring charge                        25,339
  Financial services                          15,282       11,818      9,150
                                          ----------   ----------   --------
  Total costs and expenses                 1,259,639      935,618    773,876
                                          ----------   ----------   --------
Operating Income                             126,046      164,825    137,015
                                          ----------   ----------   --------
Other Charges (Income)
  Interest expense                            10,446        5,778      3,779
  Interest income                             (2,355)      (1,648)    (1,674)
  Other                                        2,248       (1,548)    (1,845)
                                          ----------   ----------   --------
  Total other charges                         10,339        2,582        260
                                          ----------   ----------   --------
Income Before Income Taxes                   115,707      162,243    136,755
Provision for Income Taxes                    56,488       68,505     58,161
                                          ----------   ----------   --------
Net Income                                $   59,219     $ 93,738   $ 78,594
                                          ==========   ==========   ========
Earnings Per Common Share                 $      .70     $   1.10   $    .92
                                          ==========   ==========   ========
Average Number of Common Shares
  Outstanding                                 84.012       85.228     85.032
                                          ==========   ==========   ========


See Notes to Consolidated Statements.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

September 30                                             1997              1996
-------------------------------------------------------------------------------
INFORMATION SYSTEMS ASSETS
Current Assets
  Cash and equivalents                                $    7,604      $   11,130
  Accounts receivable (less allowance
    for doubtful accounts:
    1997--7,652; 1996--$5,744)                           197,215         161,278
                                                      ----------      ----------
  Inventories
    Finished products                                     59,683          42,953
    Work in process                                        6,256           3,788
    Raw materials and supplies                             9,706           6,461
                                                      ----------      ----------
    Total inventories                                     75,645          53,202
                                                      ----------      ----------
  Deferred income taxes                                   21,699          22,398
                                                      ----------      ----------
  Prepaid expenses and other assets                       25,764          23,075
                                                      ----------      ----------
  Total current assets                                   327,927         271,083
                                                      ----------      ----------
Property, Plant and Equipment
  Land and improvements                                   14,134           9,521
  Buildings and improvements                              90,159          84,716
  Computer equipment                                     128,373         110,923
  Machinery and equipment                                 99,155          92,952
  Furniture and other                                     36,916          32,607
  Construction in progress                                12,954          10,535
                                                      ----------      ----------
  Total property, plant and equipment                    381,691         341,254
  Less accumulated depreciation                          193,190         173,587
                                                      ----------      ----------
  Net property, plant and equipment                      188,501         167,667
                                                      ----------      ----------
Intangible Assets
  Goodwill                                                94,241          94,969
  Software licensed to customers                          13,713          15,435
  Other                                                    8,588          10,349
                                                      ----------      ----------
  Total intangible assets                                116,542         120,753
                                                      ----------      ----------
Other Assets                                              96,365          50,859
                                                      ----------      ----------
Total Information Systems Assets                         729,335         610,362
                                                      ----------      ----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                      372,073         311,576
Cash and Other Assets                                      1,102           1,706
                                                      ----------      ----------
Total Financial Services Assets                          373,175         313,282
                                                      ----------      ----------
TOTAL ASSETS                                          $1,102,510      $  923,644
                                                      ==========      ==========



September 30                                             1997              1996
-------------------------------------------------------------------------------
INFORMATION SYSTEMS LIABILITIES
Current Liabilities
  Current portion of long-term debt                $     8,131      $     6,832
  Notes payable                                         13,245            7,659
  Accounts payable
    Trade                                               56,159           45,208
    Other                                                7,310            5,331
  Accrued liabilities
    Compensation and related items                      56,379           43,847
    Other                                               58,902           51,484
  Deferred revenues                                      8,453            6,917
                                                   -----------      -----------
  Total current liabilities                            208,579          167,278
                                                   -----------      -----------
Long-Term Debt                                         170,150           84,601
                                                   -----------      -----------
Other Liabilities
  Postretirement medical                                42,247           38,104
  Pensions                                              29,753           23,795
  Other                                                  2,662            1,317
                                                   -----------      -----------
  Total other liabilities                               74,662           63,216
                                                   -----------      -----------
Total Information Systems Liabilities                  453,391          315,095
                                                   -----------      -----------


FINANCIAL SERVICES LIABILITIES
Notes Payable                                          198,314          161,911
Deferred Income Taxes                                   84,189           71,181
Other Liabilities                                        2,386            2,462
                                                   -----------      -----------
Total Financial Services Liabilities                   284,889          235,554
                                                  -----------      -----------
SHAREHOLDERS' EQUITY
Capital Stock
  Preferred
  Class A common                                        53,269           50,601
  Class B common                                           625              625
Other Adjustments                                       (5,481)          (6,203)
Retained Earnings                                      315,817          327,972
                                                   -----------      -----------
Total Shareholders' Equity                             364,230          372,995
                                                   -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 1,102,510      $   923,644
                                                   ===========      ===========






 See Notes to Consolidated Financial Statements.

                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                      (In thousands except per share data)

For The Years Ended September 30                            1997           1996         1995
-----------------------------------------------------------------------------------------------
Capital Stock
   Class A common
     Balance, beginning of year                          $  50,601     $  41,443     $  28,624
     Stock split                                                           6,917
     Capital stock issued                                    4,039         3,693        12,927
     Capital stock repurchased                              (1,481)       (1,000)         (848)
     Capital stock retired                                  (1,327)       (1,152)         (462)
     Tax benefits from stock options                         1,437           700         1,202
                                                         ---------     ---------     ---------
     Balance, end of year                                   53,269        50,601        41,443
                                                         ---------     ---------     ---------
   Class B common
     Balance, beginning of year                                625           313           313
     Stock split                                                             312
                                                         ---------     ---------     ---------
     Balance, end of year                                      625           625           313
                                                         ---------     ---------     ---------
Other Adjustments
   Balance, beginning of year                               (6,203)       (3,581)       (2,566)
   Foreign currency translation                               (212)         (269)           28
   Minimum pension liability                                   934        (2,353)       (1,043)
   Balance, end of year                                  ---------     ---------     ---------
                                                            (5,481)       (6,203)       (3,581)
                                                         ---------     ---------     ---------
Retained Earnings
   Balance, beginning of year                              327,972       294,380       266,668
   Stock split                                                            (7,229)
   Net income                                               59,219        93,738        78,594
   Cash dividends
     Class A common (1997--$.32 PER SHARE;
          1996--$.25 per share; 1995--$.20 per share)      (25,736)      (20,344)      (16,451)
     Class B common (1997--$.016 PER SHARE;
          1996--$.0125 per share; 1995--$.01 per share)       (320)         (250)         (200)
   Capital stock repurchased                               (45,318)      (32,323)      (34,231)
                                                         ---------     ---------     ---------
   Balance, end of year                                    315,817       327,972       294,380
                                                         ---------     ---------     ---------
Total Shareholders' Equity                               $ 364,230     $ 372,995     $ 332,555
                                                         =========     =========     =========

See Notes to Consolidated Financial Statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)




For The Years Ended September 30                            1997         1996          1995
------------------------------------------------------------------------------------------------
INFORMATION SYSTEMS
Cash Flows Provided by Operating Activities               $ 149,325     $ 110,345     $ 107,222
                                                          ---------     ---------     ---------
Cash Flows Provided by (Used for) Investing Activities
  Business combinations                                    (145,347)      (78,039)      (20,824)
  Capital expenditures                                      (47,707)      (39,980)      (30,750)
  Net proceeds from sales of assets                          18,307        10,943         3,744
  Proceeds from sale of receivables                                                       6,000
  Capitalization of software licensed to customers           (1,465)       (4,103)       (3,471)
  (Advances to) repayments from financial services            6,368         4,189        (9,708)
                                                          ---------     ---------     ---------
  Net cash used for investing activities                   (169,844)     (106,990)      (55,009)
                                                          ---------     ---------     ---------
Cash Flows Provided by (Used for) Financing Activities
  Additional borrowings                                     145,641        50,000         1,254
  Principal payments on debt                                (57,122)       (8,159)       (5,051)
  Cash dividends paid                                       (26,056)      (20,594)      (16,651)
  Capital stock issued                                        1,541         1,754         1,422
  Capital stock repurchased                                 (46,799)      (33,323)      (35,079)
  Net cash provided by (used for) financing               ---------      --------     ---------
  activities                                                 17,205       (10,322)      (54,105)
                                                          ---------     ---------     ---------
Effect of Exchange Rate Changes on Cash                        (212)         (269)           28
                                                          ---------     ---------     ---------
Decrease in Cash and Equivalents                             (3,526)       (7,236)       (1,864)
Cash and Equivalents, Beginning of Year                      11,130        18,366        20,230
                                                          ---------     ---------     ---------
Cash and Equivalents, End of Year                         $   7,604     $  11,130     $  18,366
                                                          =========     =========     =========
FINANCIAL SERVICES
Cash Flows Provided by Operating Activities               $  19,875     $  15,449     $  13,854
                                                          ---------     ---------     ---------
Cash Flows Provided by (Used for) Investing Activities
   Finance receivables originated                          (142,588)     (117,040)     (115,643)
   Collections on finance receivables                        92,305        76,174        64,232
   Net cash used for investing activities                 ---------     ---------     ---------
                                                            (50,283)      (40,866)      (51,411)
                                                          ---------     ---------     ---------
Cash Flows Provided by (Used for)
Financing Activities
   Additional borrowings                                     91,258        72,988        70,000
   Principal payments on debt                               (54,855)      (42,752)      (42,688)
   Advances from (repayments to) information systems         (6,368)       (4,189)        9,708
                                                          ---------     ---------     ---------
   Net cash provided by financing activities                 30,035        26,047        37,020
                                                          ---------     ---------     ---------
Increase (Decrease) in Cash and Equivalents                    (373)          630          (537)
Cash and Equivalents, Beginning of Year                       1,293           663         1,200
                                                          ---------     ---------     ---------
Cash and Equivalents, End of Year                         $     920     $   1,293     $     663
                                                          =========     =========     =========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its domestic and foreign subsidiaries and present details of revenues, expenses, assets, liabilities and cash flows for both information systems and financial services. Information systems is comprised of the company's computer systems and business forms operations. Financial services is comprised of Reyna Capital Corporation, the company's wholly-owned financial services subsidiary and a similar operation in Canada. In accordance with industry practice, the assets and liabilities of information systems are classified as current or noncurrent and those of financial services are unclassified. Intercompany balances and transactions between the consolidated companies are eliminated.

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

CASH AND EQUIVALENTS

For purposes of reporting cash flows, cash and equivalents includes cash on hand, cash deposits and investments with maturities of three months or less at the time of purchase. The carrying amount of these short-term investments approximates fair value.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of business forms inventories are determined by the last-in, first-out (LIFO) method. At September 30, 1997 and 1996, LIFO inventories were $66,732 and $45,253, respectively. These inventories determined by the first-in, first-out (FIFO) method would increase by $5,744 in 1997, $6,232 in 1996 and $7,096 in 1995. For other inventories, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful service lives of the assets or asset groups, principally on the straight-line method for financial reporting purposes. Estimated asset lives are:

                                                                          Years
-------------------------------------------------------------------------------
Land improvements                                                            10
Buildings and improvements                                                3--33
Computer equipment                                                        3---5
Machinery and equipment                                                   3--18
Furniture and other                                                       3--15

INTANGIBLE ASSETS

The excess of cost over net assets of companies acquired is recorded as goodwill and amortized on a straight-line basis over five to forty years. Amortization expense was $15,066 in 1997, $10,541 in 1996 and $8,530 in 1995. Amortization
expense in 1997 included $3,560 from restructuring and special charges. At September 30, 1997 and 1996, accumulated amortization was $49,762 and $36,183, respectively.

The company capitalizes certain costs of developing its software products. Upon completion of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from five to seven years. Amortization expense for software licensed to customers was $9,188 in 1997, $3,731 in 1996 and $3,746 in 1995. Amortization expense in 1997 included $3,920 from restructuring and special charges. At September 30, 1997 and 1996, accumulated amortization was $52,389 and $43,052, respectively.

Other intangible assets are amortized over periods ranging from three to fifteen years. Amortization expense was $2,885 in 1997, $2,408 in 1996 and $2,165 in 1995. At September 30, 1997 and 1996, accumulated amortization was $13,264 and $10,398, respectively.

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

LEASE OBLIGATIONS

The company leases premises and equipment under various capital and operating lease agreements. As of September 30, 1997, future minimum lease payments relating to operating lease agreements were $26,480 in 1998, $19,881 in 1999, $14,186 in 2000, $9,578 in 2001 and $6,699 in 2002. Rental expenses were $36,018 in 1997, $25,660 in 1996 and $19,408 in 1995. As a result of a business combination, the company acquired a building under capital lease. The debt associated with the building is discussed in Note 6 to the Consolidated Financial

Statements. Under the provisions of purchase accounting, the carrying value recorded for the building is not significant.

During 1997, the company entered into an agreement for the construction and lease of a new office building. Construction is estimated to be completed in 1999 at a total cost of $29,000.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. These costs were $43,052 in 1997, $24,439 in 1996 and $20,978 in 1995. Included in 1997 are
$14,850 of purchased in-process research and development costs. In-process research and development acquired in business combinations represented software development costs for which technological feasibility was not established and for which there was no alternative future use.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Temporary differences result principally from financial services product financing activities, postretirement benefits and different depreciation methods. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiary because, for the most part, those earnings are permanently reinvested. Undistributed earnings of the foreign subsidiary at September 30, 1997, were $13,543. The calculation of the unrecognized deferred income tax liability on these earnings is not practicable.

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


2.  RESTRUCTURING AND SPECIAL CHARGES

During fiscal year 1997 the company recorded a pretax charge of $49,241 consisting of a $25,339 restructuring charge (recorded in the fourth quarter) and $23,902 of other special charges ($17,063 recorded in the third quarter and $6,839 recorded in the fourth quarter). After income taxes the combined charges reduced net income by $34,078 or $.41 per share. The income tax benefit on the combined charges represented a 30.8% effective income tax rate because not all of the charges were tax deductible. Major components of the charge are listed in the following table.

                                        Restructuring   Special      Total
                                           Charge       Charges      Charges
----------------------------------------------------------------------------
Employee termination benefits             $18,779       $    116     $18,895
In-process research and development                       14,850      14,850
Discontinued products                       5,418                      5,418
Impaired assets                             1,142          8,936      10,078
                                          ----------------------------------
Totals                                    $25,339        $23,902     $49,241
                                          ==================================

RESTRUCTURING CHARGE

Employee termination benefits consisted of involuntary severance benefits and voluntary retirement benefits for 400 employees, about 75% from closing manufacturing and distribution facilities. Through September 30, 1997, $411 of involuntary termination benefits had been paid to 50 employees. See Note 9 to the Consolidated Financial Statements for a discussion of voluntary retirement benefits. The company discontinued several automotive computer services products and wrote off the related intangible assets. Impaired assets represented the write-off of idle production assets and lease costs related to closing four manufacturing plants and five distribution facilities.

SPECIAL CHARGES

In-process research and development expenses resulted from three recent computer services business combinations and represented software development costs for which technological feasibility was not established and for which there was no alternative future use. The balance of special charges represented primarily the write-off of impaired software licensed to customers and internal software which the company will no longer use. Special charges increased computer systems cost of sales $4,709, computer systems selling, general and administrative (SG&A) expenses $13,174, business forms SG&A expenses $2,169 and other charges $3,850.


3.  BUSINESS COMBINATIONS

On July 2, 1997, the company purchased the outstanding shares of Crain-Drummond Inc. from UARCO Inc., a subsidiary of Settsu Corporation of Osaka, Japan. Crain-Drummond is a leading Canadian provider of business document outsourcing, document management and work process optimization services, with fiscal year 1996 sales of about $131,000. The purchase price of $43,843 was initially paid from available cash. In September 1997 the company borrowed funds in Canada to finance this transaction.

Effective December 31, 1996, the company purchased substantially all net assets of Vanier Graphics Corporation from American Business Products for $44,654. Vanier, a provider of business forms and related forms management and workflow analysis services, had fiscal year 1996 sales of about $130,000. The purchase price was paid in cash using proceeds from the company's issuance of notes in a public offering.

In fiscal year 1997, the company also purchased two healthcare systems businesses for $17,524, paid from available cash. One of the businesses provides information systems to physician practices with primary emphasis on practice management systems for hospital-based physicians. The other business has capabilities in electronic medical records and clinical management. These businesses had annual sales of about $10,000. Based on an appraisal, $11,000 of the purchase prices was allocated to in-process research and development, representing software development costs for which technological feasibility was not established and for which there was no alternative future use.

Recorded liabilities of acquired companies included the costs to exit duplicate facilities. These liabilities included the costs of closing fourteen manufacturing plants, ten distribution facilities and two administrative buildings. At September 30, 1997, the company had closed eleven manufacturing plants, seven distribution facilities and both administrative facilities. Key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $11,883, relocation costs of $1,526 and exit costs of $2,118. Involuntary termination benefits represent severance payments and outplacement services for 931 employees, principally for manufacturing employees. Exit costs consist primarily of lease costs. Through September 30, 1997, $7,740 of involuntary termination benefits were paid to 623 employees and $962 of relocation costs and $504 of exit costs were paid. The company recorded the assets of the duplicate facilities as current assets held for sale. These assets of $27,155 were recorded at estimated fair market value less disposal costs. At September 30, 1997, $17,382 of these assets had been sold.

From September 22 through September 29, 1997 the company purchased 16,500 shares of a public company in the United Kingdom, Kalamazoo Computer Group plc. This investment represents 26.5% of the outstanding shares and accordingly is accounted for under the equity method. The stock purchase was accomplished through a combination of a subscription from Kalamazoo and a tender offer to Kalamazoo shareholders. Kalamazoo provides computer solutions primarily to automobile dealers throughout Europe and reported fiscal year 1997 sales of $124,000. Solutions include software, hardware, support services, training, consulting and facilities management. The purchase price of $36,001 was paid from available cash. A preliminary appraisal was completed and $3,850 of the purchase price was allocated to in-process research and development representing software development costs for which technological feasibility was not established and for which there was no alternative future use.

The company also purchased thirteen businesses in the automotive, healthcare and general business forms markets during fiscal years 1996 and 1995 with annual sales of $337,000 and $56,000, respectively.

All businesses were purchased with a combination of cash, notes payable and stock as reported in the table titled Components of Purchase Prices. The issuances of notes payable and capital stock were considered noncash transactions for accounting purposes and were not included in the statements of cash flows. All business combinations were accounted for as purchases and the accounts of the acquired businesses were included in the company's financial statements since the dates of acquisition. In connection with these business combinations, the company recorded goodwill of $10,609 in 1997, $859 in 1996 and $31,367 in 1995. This goodwill is being amortized on a straight-line basis over five to fifteen years. Under the terms of some of the purchase agreements, the company may be required to make additional payments, contingent on the sales and profitability of the business purchased. These payments, if made, will either be expensed in the period incurred or charged to goodwill. The amount of contingent payments charged to goodwill was $3,728 in 1997, $3,447 in 1996 and $1,351 in 1995. Contingent payments may be made through 2006.

COMPONENTS OF PURCHASE PRICES

                                                         1997         1996         1995
---------------------------------------------------------------------------------------------
Cash (net of cash and equivalents acquired)           $145,347      $78,039       $20,824
Notes payable                                                                       9,492
Capital stock issued (1997 -- 44,220 SHARES;
   1996 -- 31,472 shares; 1995 -- 827,576 shares)        1,171          796        11,383
                                                      --------      -------       -------
Totals                                                $146,518      $78,835       $41,699
                                                      ========      =======       =======


Components of purchase prices include cash contingent payments of $3,325 in 1997 and $2,726 in 1996 and $1,171 of capital stock issued in 1997.

PRO FORMA INFORMATION (UNAUDITED)

On a pro forma basis, assuming that the 1997 business combinations were made as of October 1, 1995, the consolidated revenues of the company would have increased by about $148,000 in 1997 and $295,000 in 1996. Net earnings would have increased by about $2,900 or $.04 per share in 1997 and decreased by about $17,500 or $.21 per share in 1996. These pro forma results of operations include pre-acquisition results of the businesses acquired and may not be indicative of the results of operations that actually would have been obtained if the business combinations had been in effect or that may be obtained in the future.

4.  INCOME TAXES

PROVISION FOR INCOME TAXES                                               1997        1996              1995
------------------------------------------------------------------------------------------------------------
Current
   Federal                                                            $ 44,666     $ 50,598      $ 36,800
   State and local                                                      11,183       11,112         9,221
   Foreign                                                                 647          902          (276)
Deferred
   Financial services product financing activities                      13,040        4,022        15,557
   Depreciation                                                         (7,044)         690         2,774
   Capital losses                                                       (1,926)       1,696         2,814
   Capital losses valuation allowance                                    1,588       (1,122)       (1,800)
   In-process research and development                                  (2,706)
   Other                                                                (2,960)         607        (6,929)
                                                                      --------     --------      --------
Provision for income taxes                                            $ 56,488     $ 68,505      $ 58,161
                                                                      ========     ========      ========
Income taxes paid (net of refunds)                                    $ 63,054      $79,616      $ 39,821
                                                                      ========      =======      ========

RECONCILIATION OF INCOME TAX RATES
                                                        1997                     1996                   1995
                                                AMOUNT       PERCENT     Amount      Percent      Amount    Percent
---------------------------------------------------------------------------------------------------------------------
Statutory federal income taxes                $ 40,497         35.0%     $ 56,785       35.0%    $ 47,864      35.0%
State and local taxes less federal
   income tax effect                             7,300          6.3         8,996        5.5        7,573       5.5
Goodwill amortization
   and write-off                                 3,997          3.5         2,636        1.6        2,228       1.6
In-process research and development              3,293          2.8
Other                                            1,401          1.2            88         .1          496        .4
                                              --------     --------      --------     ------     --------    ------
Provision for income taxes                    $ 56,488         48.8%     $ 68,505       42.2%    $ 58,161      42.5%
                                              ========     ========      ========     ======     ========    ======

INFORMATION SYSTEMS DEFERRED INCOME TAX ASSETS (LIABILITIES)
                                                                         1997      1996
------------------------------------------------------------------------------------------
Deferred income tax assets
   Postretirement medical                                             $ 17,684     $ 15,419
   Pensions                                                             11,770        9,005
   Acquired net operating losses                                         5,062        6,668
   Severance                                                             4,203        3,743
   Capital losses                                                        2,083          157
   Other                                                                28,883       24,165
Deferred income tax liabilities
   Depreciation                                                         (9,063)     (17,700)
   Capital losses valuation allowance                                   (1,631)         (43)
   Other                                                               (18,547)     (17,009)
                                                                      --------     --------
Totals                                                                  40,444       24,405
Current                                                                 21,699       22,398
                                                                      --------     --------
Noncurrent                                                            $ 18,745     $  2,007
                                                                      ========     ========


The carryforward of capital losses expires primarily in 1999. The carryforward of net operating losses expires primarily in 2009.

5.  FINANCIAL SERVICES

INCOME STATEMENTS

                                                  1997       1996         1995
-------------------------------------------------------------------------------
Revenues                                       $ 30,383    $ 26,263    $ 22,311
                                               --------    --------    --------
Expenses
   Interest expense                              11,410       9,072       7,191
   Allowance for losses provision (benefit)       1,600         500        (150)
   General and administrative                     2,272       2,246       2,109
                                               --------    --------    --------
   Total expenses                                15,282      11,818       9,150
                                               --------    --------    --------
Income before income taxes                       15,101      14,445      13,161
Provision for income taxes                        5,972       5,708       5,192
                                               --------    --------    --------
Net income                                     $  9,129    $  8,737    $  7,969
                                               ========    ========    ========


FINANCE RECEIVABLES
                                                             1997        1996
-------------------------------------------------------------------------------
Product financing receivables                              $420,088    $356,387
Unguaranteed residual values                                 27,575      22,143
Allowance for losses                                         (3,571)     (3,314)
Unearned interest income                                    (74,877)    (65,933)
Other                                                         2,858       2,293
                                                           --------    --------
Totals                                                     $372,073    $311,576
                                                           ========    ========


As of September 30, 1997, product financing receivables due for each of the next five years were $131,375 in 1998, $114,378 in 1999, $89,152 in 2000, $58,221 in
2001 and $25,886 in 2002.


ALLOWANCE FOR LOSSES

                                                            1997         1996
-------------------------------------------------------------------------------
Balance, beginning of year                                 $3,314      $3,903
Provision                                                   1,600         500
Net losses                                                 (1,343)     (1,089)
                                                           ------      ------
Balance, end of year                                       $3,571      $3,314
                                                           ======      ======


6.  FINANCING ARRANGEMENTS

INFORMATION SYSTEMS

                                                                            1997              1996
----------------------------------------------------------------------------------------------------
Short-term notes, weighted average interest rate
   of 6.3% at September 30, 1997 and 6.0% at September 30, 1996             $13,245          $ 7,659
                                                                            =======          =======
Fixed rate notes, interest rate of 7.0%, maturing in 2007                   $99,549
Fixed rate notes, weighted average interest rate
   of 6.7% at September 30, 1997 and 6.6% at September 30, 1996,
   maturing through 2003                                                     34,602          $41,433
Variable rate notes, weighted average interest rate of 4.0%
   at September 30, 1997 and 6.1% at September 30, 1996, maturing
   through 1999                                                              42,030           50,000
Capital lease obligation, weighted average interest
  rate of 10.7%, maturing in 1998                                             2,100
                                                                           --------          -------
Totals                                                                      178,281           91,433
Current portion                                                               8,131            6,832
                                                                           --------          -------
Long-term portion                                                          $170,150          $84,601
                                                                           ========          =======

Loan agreements limit consolidated indebtedness and require a minimum consolidated net worth. In December 1996, the company issued $100,000 (face value) ten year notes at 99.51% of par. At September 30, 1997, the fair values of information systems financing arrangements were $13,245 for short-term notes, $134,985 for fixed rate notes, $2,100 for capital lease obligations and $42,030 for variable rate notes. As of September 30, 1996, the fair values of information systems financing arrangements were $7,659 for short-term notes, $39,954 for fixed rate notes and $50,000 for variable rate notes. At September 30, 1997, debt maturities were $8,131 in 1998, $47,744 in 1999, $5,714 in 2000,
$5,714 in 2001 and $5,714 in 2002. Interest paid was $7,620 in 1997, $5,882 in
1996 and $3,006 in 1995.

FINANCIAL SERVICES

In the ordinary course of business, the company borrows cash to fund investments in finance receivables from the sale of the company's products. The company attempts to limit its interest rate exposure between the interest earned on fixed rate finance receivables and the interest paid on variable rate financing agreements through the use of interest rate management agreements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed rates. Ceiling agreements limit the maximum interest rates the company pays on variable rate financing agreements. Fixed interest rates do not change over the life of the agreements. Variable interest rates are reset at least every ninety days and are based on LIBOR or commercial paper indices and are settled with counterparties at that time. Net interest expense or income on these contracts is reflected in interest expense. The company is exposed to credit related losses in the event of nonperformance by counterparties to the interest rate management agreements. The company attempts to minimize this credit risk by entering into agreements only with counterparties that have a Standard & Poor's rating of "A" or higher. The company also diversifies its interest rate management agreements among several financial institutions. Interest rate management agreements are accounted for using settlement accounting.


                                                                      Notional Amounts
                                                        Notes      Swaps      Ceilings
======================================================================================
SEPTEMBER 30, 1997
---------------------------------------------------------------------------------------
Variable rate instruments, maturing through 2002    $  113,076     $17,066    $10,625
   Weighted average interest rate                          5.9%
   Weighted average pay rate                                           6.3%
   Weighted average receive rate                                       5.3%
   Weighted average ceiling interest rate                                         7.3%
Fixed rate notes, maturing through 2001                 85,238
   Weighted average interest rate                          6.4%
                                                    ----------     -------    -------
Totals                                              $  198,314     $17,066    $10,625
                                                    ==========     =======    =======

September 30, 1996
--------------------------------------------------------------------------------------
Variable rate instruments, maturing through 2002    $   76,875     $ 1,875    $20,625
   Weighted average interest rate                          6.0%
   Weighted average pay rate                                           4.4%
   Weighted average receive rate                                       5.6%
   Weighted average ceiling interest rate                                         7.2%
Fixed rate notes, maturing through 2000                 85,036
   Weighted average interest rate                          6.1%
                                                    ----------     -------    -------

Totals                                              $  161,911     $ 1,875    $20,625
                                                    ==========     =======    =======

Loan agreements limit consolidated indebtedness and require a minimum consolidated net worth. The fair value of financial services debt was $198,124 and $161,367 at September 30, 1997 and 1996, respectively. At September 30, 1997, maturities of notes were $60,859 in 1998, $45,293 in 1999, $25,982 in
2000, $9,180 in 2001 and $57,000 in 2002. Interest paid was $11,178 in 1997,
$9,032 in 1996 and $7,211 in 1995.

At September 30, 1997, notional amount maturities of swap agreements were $4,608 in 1998, $4,608 in 1999, $4,608 in 2000 and $3,242 in 2001 and notional amount maturities of ceiling agreements were $8,750 in 1998 and $1,875 in 1999. The fair values of interest rate swap agreements were $96 and $6 at September 30, 1997 and 1996, respectively. The fair values of interest rate ceiling agreements were $0 and $21 at September 30, 1997 and 1996, respectively. The premiums paid for interest rate ceiling agreements are amortized to interest expense on a straight-line basis over the life of the agreement. Unamortized premium costs were $109 at September 30, 1997 and $219 at September 30, 1996.

REVOLVING CREDIT AGREEMENTS

Information systems and financial services share variable rate revolving credit agreements which total $150,000 and require commitment fees on unused credit. At September 30, 1997, available balances under these agreements were $82,000.

FAIR VALUES

Fair values of financial instruments are estimated based on quoted market prices for debt and interest rate management agreements with the same remaining maturities. The fair value of interest rate swap agreements represents the cost if existing agreements had been settled at September 30.

7.  CAPITAL STOCK

                                        1997             1996              1995
-----------------------------------------------------------------------------------
Preferred
   No par value
   Authorized shares                  60,000,000       60,000,000       60,000,000
Class A common
   No par value
   Authorized shares                 240,000,000      120,000,000      120,000,000
                                    ============     ============     ============
   Issued and outstanding shares

    Balance, beginning of year        80,960,571       82,011,136       83,415,152
    Issued                               447,253          605,877        1,342,926
    Repurchased                       (2,369,200)      (1,600,000)      (2,712,600)
    Retired                              (53,094)         (56,442)         (34,342)
                                    ------------     ------------     ------------
    Balance, end of year              78,985,530       80,960,571       82,011,136
                                    ============     ============     ============

Class B common
   No par value
   Authorized shares                  40,000,000       30,000,000       30,000,000
   Issued and outstanding shares      20,000,000       20,000,000       20,000,000

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

Each outstanding Class A common share has one preferred share purchase right. Each outstanding Class B common share has one-twentieth of a right. Rights become exercisable if a person or group acquires or seeks to acquire, through a tender or exchange offer, 20% or more of the company's Class A common shares. In that event, all holders of Class A common shares and Class B common shares, other than the acquirer, could exercise their rights and purchase preferred shares at a substantial discount. At the date of these financial statements, except for the preferred share purchase rights, the company had no agreements or commitments with respect to the sale or issuance of the preferred shares.

On August 6, 1996, the company's board of directors approved a two-for-one common stock split. As a result of the split, on September 17, 1996, common shareholders received one additional share for each share held as of September 3, 1996. The company reclassified $6,917 to Class A common and $312 to Class B common from retained earnings. Share and per share information presented in the accompanying financial statements reflects the stock split.

At the annual meeting on February 13, 1997, the company's shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized Class A common shares from 120,000,000 to 240,000,000 and Class B common shares from 30,000,000 to 40,000,000. In addition, the shareholders declared that the par value of all Class A common shares (previously $.625 per share) and Class B common shares (previously $.03125 per share) be reclassified to "no par value" shares. As a result, the company combined par value and paid-in capital accounts and restated prior years' information.

The company repurchased Class A common shares for treasury at average prices of $19.75 in 1997, $20.83 in 1996 and $12.93 in 1995. The remaining balance of shares authorized for repurchase by the board of directors was 3,169,800 at September 30, 1997. Treasury shares at September 30 were 13,326,535 in 1997, 11,402,821 in 1996 and 10,408,698 in 1995.

8.  EMPLOYEE STOCK OPTION PLANS

The company's stock option plans award incentive stock options and/or nonqualified stock options to purchase Class A common shares to substantially all employees. Stock options are generally granted at a price equal to fair market value on the date of grant. During the three years ended September 30, 1997, no options were granted at a price less than fair market value. At September 30, 1997, options to purchase 5,188,256 additional Class A common shares were available for future awards to certain key employees. Under a broad-based stock option plan, the board of directors may award options at its discretion.

                                                                                         Weighted Average
                                                  Shares Under Option                 Option Prices Per Share
                                            1997          1996          1995          1997        1996         1995
 ------------------------------------------------------------------------------------------------------------------
 Outstanding
     Beginning of year                    7,604,607     7,320,072     7,213,248       $12.16      $10.94     $10.25
     Granted                              1,712,481       996,710       736,080        26.47       17.27      12.52
     Exercised                             (403,033)     (574,405)     (547,256)        8.00        5.31       3.82
     Canceled                              (125,879)     (137,770)      (82,000)       23.98       12.78      12.19
                                          ---------     ---------     ---------
     End of year                          8,788,176     7,604,607     7,320,072        14.97       12.16      10.94
                                          =========    ==========    ==========

 Exercisable at September 30              1,367,129     1,242,327     1,427,852         8.31        6.27       4.54
                                          =========     =========     =========


                            Outstanding, September 30, 1997                       Exercisable, September 30, 1997
                                           Weighted
                                            Average      Weighted
 Option                   Number of       Remaining       Average                    Number of    Weighted Average
 Price Range                Options   Life in Years  Option Price                      Options       Option Price
 -----------------------------------------------------------------------------------------------------------------
 $1.64 - $5.47              610,944             3.9        $ 3.75                      610,944             $ 3.75
 $10.00 - $18.03          6,565,070             6.4         13.19                      755,585              11.97
 $20.47 - $27.19          1,612,162             9.0         26.48                          600              25.78
                         ----------                                                  ---------
 Totals                   8,788,176             6.7         14.97                    1,367,129               8.31
                         ==========                                                  =========

The company accounts for employee stock options under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation expense for stock options was recognized in the financial statements because the option price equals the market price of the stock on the date of grant. In 1997, the company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the valuation of stock options using option valuation models and the disclosure of the pro forma effect on earnings. The company valued its stock options using the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, such as expected stock price volatility, which can materially affect the fair value estimate. Because the company's stock options have characteristics significantly different from traded options, the fair value determined may not be reflective of the actual value of the company's stock options. The weighted average fair value of the company's stock options granted was $7.49 in 1997 and $4.74 in 1996. Had compensation expense been recognized using these fair values, the company's net income would have decreased by $3,645 or $.04 per share in 1997 and $1,080 or $.01 per share in 1996. Because compensation expense need only be determined for options granted after fiscal year 1995, and compensation expense is amortized to expense over the option vesting period, the full effect on pro forma earnings will not be reflected until fiscal year 1999.


OPTION VALUATION ASSUMPTIONS

                                                         1997           1996
-------------------------------------------------------------------------------
Expected life in years                                      5                 5
Dividend yield                                           1.48%             1.48%
Risk free interest rate                                   6.4%              6.0%
Volatility                                                 23%               23%



9.  POSTRETIREMENT BENEFITS

PENSION EXPENSE
                                                   1997           1996           1995
----------------------------------------------------------------------------------------
Defined benefit plans
   Service cost                                   $  8,119      $  6,525      $  5,384
   Interest on projected benefit obligation         11,615         9,524         8,463
   Actual return on plan assets                    (17,241)      (13,586)      (12,640)
   Net amortization and deferral                     8,478         6,100         5,535
   Special termination benefits                      8,430
                                                  --------      --------      --------
   Net periodic pension cost                        19,401         8,563         6,742
Defined contribution plans                           6,647         5,930         5,441
Multi-employer plans                                   265           312           319
                                                  --------      --------      --------
Totals                                            $ 26,313      $ 14,805      $ 12,502
                                                  ========      ========      ========
Actuarial assumptions of defined benefit plans
   Discount rate                                  7.25% - 8.0%     7.875%         8.25%
   Rate of compensation increase                  3.75% - 5.0%       5.0%          5.0%
   Expected long-term rate of return on assets         9.0%          9.0%          9.0%

   Actuarial cost method                                 PROJECTED UNIT CREDIT
   Measurement period                                     JULY 1 - JUNE 30



The company sponsors contributory and noncontributory, defined benefit pension plans for most employees. Pension benefits are primarily based on years of service and compensation. The company's funding policy is to make annual contributions to the plans sufficient to meet or exceed the minimum statutory requirements. The company and its actuaries review the pension plans each year. The actuarial assumptions are intended to reflect expected experience over the life of the pension liability.

During the fiscal year 1997 the company expensed $8,430 of special termination benefits in connection with a voluntary early retirement program. These benefits will be in addition to the employee's regular plan benefits and will be paid directly from company assets rather than plan assets. These benefits were accounted for as a curtailment and the present value of the future benefit payments was accrued by the company. These special termination benefits consisted primarily of enhanced benefits costing $6,835. The balance of the charge represented immediate recognition of deferred obligations, consisting of prior service cost, transition obligations and gains and losses of $2,521. These costs were partially offset by a $926 reduction of the projected benefit obligation related to revised compensation assumptions. All employees were fully vested in their accumulated benefits.

The company sponsors defined contribution savings plans covering most domestic employees. Generally, contributions are funded monthly and represent 40% of the first 3% of compensation contributed to the plan by participating employees. Effective January 1, 1997, the company merged Retiree Medical Savings Accounts into the Reynolds and Reynolds 401(k) Savings Plan. Contributions for this portion of the plan are funded annually based on the company's return on equity and are the same for each eligible employee. Forfeitures of nonvested savings accounts are used to reduce contributions required by the company.





FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                                     SEPTEMBER 30, 1997            September 30, 1996

                                                                   ABO                                 ABO
                                                   ASSETS        EXCEEDS           Assets            Exceeds
                                                  EXCEED ABO      ASSETS         Exceed ABO           Assets
---------------------------------------------------------------------------------------------------------------
Defined benefit plans
   Vested benefit obligation                      $ 116,237     $  34,420         $  76,069         $  26,407
                                                  =========     =========         =========         =========
   Accumulated benefit obligation  (ABO)          $ 118,195     $  37,207         $  79,584         $  29,128
                                                  =========     =========         =========         =========
   Projected benefit obligation (PBO)             $ 149,901     $  40,112         $ 107,505         $  32,725
   Fair market value of plan assets                (147,596)         (457)         (100,621)           (2,775)
                                                  ---------     ---------         ---------         ---------
   PBO greater than plan assets                       2,305        39,655             6,884            29,950
   Unrecognized net loss                             (5,792)       (7,459)           (8,553)          ( 9,965)
   Unrecognized prior service cost                     (683)       (1,551)             (775)           (2,500)
   Unrecognized net asset (liability)
     being amortized over 7 to 15 years                 781        (1,860)            1,732            (2,232)
   Minimum pension liability                                        8,196                               11,100
   Net pension (asset) liability                  ---------     ---------         ---------         ---------
                                                     (3,389)       36,981              (712)           26,353
Multi-employer liability                                              170                                 206
                                                  ---------     ---------         ---------         ---------
Totals (asset) liability                          $  (3,389)    $  37,151         $    (712)        $  26,559
                                                  =========     =========         =========         =========
Minimum pension liability
   Intangible asset                                             $   3,411                           $   4,735
   Deferred income tax benefit                                      1,936                               2,582
   Charge to shareholders' equity                                   2,849                               3,783
                                                                ---------                           ---------
   Totals                                                       $   8,196                           $  11,100
                                                                =========                          ==========
Actuarial assumptions of defined benefit plans
   PBO discount rate                                    7.25% - 8.0%                           8.0%
   Rate of compensation increase                        3.75% - 5.0%                     3.75%-5.0%


At September 30, 1997 and 1996, about 45% and 51% of the plans' assets were invested in cash and equivalents, government bonds and investment grade corporate bonds. The balance of the plans' assets were invested in equities.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

                                                  1997          1996            1995
---------------------------------------------------------------------------------------
Service cost                                      $1,131         $1,120         $  935
Interest on accumulated benefit obligation         3,265          3,150          2,835
Special termination benefits                         731
                                                  ------         ------         ------
Totals                                            $5,127         $4,270         $3,770
                                                  ======         ======         ======
Actuarial assumptions of defined benefit plans
   Discount rate                                     8.0%         7.875%          8.25%
   Healthcare cost trend rate through 2007           6.0%           6.0%           6.0%
   Healthcare cost trend rate thereafter             5.0%           5.0%           5.0%

The company sponsors a defined benefit medical plan for employees who retired before October 1, 1993. Future retirees may purchase postretirement medical insurance from the company. Discounts from the market price of postretirement medical insurance will be provided to certain retirees based on age and length of remaining service as of October 1, 1993. These discounts are included in the determination of the accumulated benefit obligation. During fiscal year 1997 the company expensed $731 of special termination benefits in connection with a voluntary early retirement program. The company also sponsors a defined benefit life insurance plan for substantially all employees. The company funds medical and life insurance benefits on a pay-as-you-go basis.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION
                                                      1997                 1996
-----------------------------------------------------------------------------------

Accumulated benefit obligation
   Retirees                                         $ 24,076              $21,099
   Fully eligible active plan participants             6,499                6,629
   Other active plan participants                     13,796               13,854
Unrecognized net loss                                   (828)              (1,978)
                                                    --------              -------
Totals                                              $ 43,543              $39,604
                                                    ========              =======

Actuarial assumptions
   Discount rate                                         8.0%                 8.0%
   Healthcare cost trend rate through 2007               6.0%                 6.0%
   Healthcare cost trend rate thereafter                 5.0%                 5.0%

The effect of a 1% increase in the assumed healthcare cost trend rate would have increased the service and interest cost components of postretirement medical insurance in 1997 by $194 and the accumulated benefit obligation at September 30, 1997, by $2,568.

10.  CASH FLOW STATEMENTS

                                                               1997          1996            1995
--------------------------------------------------------------------------------------------------

INFORMATION SYSTEMS
Cash flows provided by (used for) operating activities
  Net income                                               $  50,090     $  85,001     $  70,625
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Purchased in-process research and development costs       14,850
    Depreciation and amortization                             60,636        44,327        37,348
    Deferred income taxes                                    (13,173)        1,605        (3,314)
    Deferred income taxes transferred to (from)
      financial services                                       4,001        (1,587)        8,664
    Loss (gain) on sales of assets                             4,215        (2,677)         (617)
    Changes in operating assets and liabilities
      Accounts receivable                                     (9,216)      (22,050)      (22,406)
      Inventories                                              8,525        15,038         4,500
      Prepaid expenses, intangible and other assets            6,619        (9,209)       (6,279)
      Accounts payable                                         3,197         1,785         1,882
      Accrued and other liabilities                           19,581        (1,888)       16,819
                                                            ---------      --------      --------
  Net cash provided by operating activities                 $ 149,325      $110,345      $107,222
                                                            =========      ========      ========

FINANCIAL SERVICES

Cash flows provided by (used for) operating activities
  Net income                                                $   9,129     $   8,737     $   7,969
  Adjustments to reconcile net income to
  net cash provided by operating activities
     Deferred income taxes                                     13,008         4,022        15,557
     Deferred income taxes transferred to (from)
       information systems                                     (4,001)        1,587        (8,664)
     Changes in receivables, other assets
       and other liabilities                                    1,739         1,103        (1,008)
                                                            ---------     ---------     ---------
  Net cash provided by operating activities                 $  19,875     $  15,449     $  13,854
                                                            =========     =========     =========

11.  SEGMENT REPORTING

The company conducts business primarily throughout the United States and Canada in three industry segments, computer systems, business forms and financial services.

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



                                            Computer        Business       Financial
                                            Systems          Forms         Services     Corporate        Totals
------------------------------------------------------------------------------------------------------------------
1997
==================================================================================================================
Net sales and revenues                      $536,774        $818,528        $ 30,383                   $1,385,685
Operating income                              35,587          75,358          15,101                      126,046
Income before income taxes                    33,775          75,704          15,101     $(8,873)         115,707
Identifiable assets                          214,720         449,574         373,175      65,041        1,102,510
Depreciation and amortization                 38,419          20,522                       1,695           60,636
Capital expenditures                          20,056          22,496                       5,155           47,707

1996
------------------------------------------------------------------------------------------------------------------
Net sales and revenues                      $478,994        $595,186        $ 26,263                  $1,100,443
Operating income                              69,751          80,629          14,445                     164,825
Income before income taxes                    72,123          80,723          14,445     $(5,048)        162,243
Identifiable assets                          196,508         363,214         313,282      50,640         923,644
Depreciation and amortization                 26,060          16,880                       1,387          44,327
Capital expenditures                          21,539          11,796                       6,645          39,980

1995
------------------------------------------------------------------------------------------------------------------
Net sales and revenues                      $422,678        $465,902       $  22,311                    $910,891
Operating income                              64,138          59,716          13,161                     137,015
Income before income taxes                    66,903          59,500          13,161      $(2,809)       136,755
Identifiable assets                          182,727         257,022         265,965       49,752        755,466
Depreciation and amortization                 21,832          14,246                        1,270         37,348
Capital expenditures                          18,462          10,927                        1,361         30,750

12.  CONTINGENCIES

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

During fiscal year 1997 the company paid approximately $100 to settle obligations regarding three environmental remediation sites.

The remaining site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and shared remedial investigation and feasibility study costs with other PRPs. During fiscal year 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During fiscal year 1996, an agreement was reached whereby the state of Connecticut will contribute $8,000 towards remediation costs. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

13.  ACCOUNTING STANDARDS

In February 1997 the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 128, "Earnings Per Share." This statement, effective for both interim and annual periods ending after December 15, 1997, will require the company to report basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to primary EPS pursuant to APB Opinion No. 15, "Earnings Per Share." On a pro forma basis, basic EPS would have been $.73 in 1997, $1.14 in 1996 and $.94 in 1995. Diluted EPS was the same as the company's currently reported primary EPS.

In June 1997 the FASB issued SFAS Statement No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, would require the company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. On a pro forma basis, comprehensive income would have been $59,941 in 1997, $91,116 in 1996 and $77,579 in 1995.

In June 1997 the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The company plans to change its reported business segments, which currently represent product classifications, to reflect the organizational structure of the company at the time of adoption.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     First      Second      Third        Fourth
                                                    Quarter    Quarter      Quarter      Quarter
================================================================================================
1997
------------------------------------------------------------------------------------------------
Net sales and revenues
   Information systems                             $307,183    $346,677    $330,273    $371,169
   Financial services                                 7,124       7,525       7,787       7,947
                                                   --------    --------    --------    --------
   Totals                                          $314,307    $354,202    $338,060    $379,116
                                                   ========    ========    ========    ========
Costs and expenses
   Cost of sales                                   $162,852    $190,253    $185,723    $207,539
   Selling, general and administrative expenses     102,317     113,689     127,823     128,822
   Restructuring charge                                                                  25,339
   Financial services                                 3,385       3,612       3,772       4,513
                                                   --------    --------    --------    --------
   Totals                                          $268,554    $307,554    $317,318    $366,213
                                                   ========    ========    ========    ========

Net income                                         $ 25,500    $ 26,267    $  7,278    $    174

Earnings per common share                          $    .30    $    .31    $    .09    $    .00

Cash dividends declared per share
   Class A common                                  $    .08    $    .08    $    .08    $    .08
   Class B common                                  $   .004    $   .004    $   .004    $   .004

Closing market prices of Class A common shares
   High                                            $  27.88    $  29.38    $  24.75    $  21.31
   Low                                             $  25.50    $  23.88    $  15.63    $  16.38



1996
------------------------------------------------------------------------------------------------
Net sales and revenues
   Information systems                             $227,133    $250,538    $280,457    $316,052
   Financial services                                 6,234       6,466       6,592       6,971
                                                   --------    --------    --------    --------
   Totals                                          $233,367    $257,004    $287,049    $323,023
                                                   ========    ========    ========    ========

Costs and expenses
   Cost of sales                                   $115,746    $130,610    $146,636    $170,663
   Selling, general and administrative expenses      77,487      83,439      94,314     104,905
   Financial services                                 2,862       2,872       2,871       3,213
                                                   --------    --------    --------    --------
   Totals                                          $196,095    $216,921    $243,821    $278,781
                                                   ========    ========    ========    ========

Net income                                         $ 21,386    $ 22,958    $ 24,308    $ 25,086

Earnings per common share                          $    .25    $    .27    $    .28    $    .29

Cash dividends declared per share
   Class A common                                  $    .06    $    .06    $    .06    $    .07
   Class B common                                  $   .003    $   .003    $   .003    $  .0035

Closing market prices of Class A common shares
   High                                            $  19.69    $  20.50    $  26.63    $  27.00
   Low                                             $  16.50    $  18.31    $  21.38    $  22.31


                                                                                                            Schedule II

                                                        VALUATION ACCOUNTS

                                      FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
                                                      (Dollars in Thousands)
------------------------------------------------------------------------------------------------------------------------
Column A                              Column B                  Column C                    Column D           Column E
                                                               Additions                    Deductions
                                      Balance at        Charged to        Other     Write-offs       Other       Balance
                                      Beginning         Costs and                     Net of                     at End
 Description                          of Year           Expenses          (a)       Recoveries         (a)       of Year
-------------------------------------------------------------------------------------------------------------------------
Valuation Accounts - Deducted From Assets to Which They Apply

INFORMATION SYSTEMS
Reserves for accounts receivable
   Year ended September 30, 1997      5,744               3,960             476           2,528          0        7,652
   Year ended September 30, 1996      3,166               2,325           2,407           2,154          0        5,744
   Year ended September 30, 1995      2,683               1,977             202           1,696          0        3,166
Reserves for inventory:
   Year ended September 30, 1997      7,000               2,402           2,368           4,961          0        6,809
   Year ended September 30, 1996      1,387               1,926           5,033           1,346          0        7,000
   Year ended September 30, 1995      1,503               1,660               0           1,776          0        1,387
Reserves for notes receivable:
   Year ended September 30, 1997        629                  57           (336)             115          0          235
   Year ended September 30, 1996        471                 170            203              215          0          629
   Year ended September 30, 1995        731                (205)             0               55          0          471


FINANCIAL SERVICES
Reserves for finance receivables:
   Year ended September 30, 1997      3,314               1,600            336            1,679          0        3,571
   Year ended September 30, 1996      3,903                 500              0            1,089          0        3,314
   Year ended September 30, 1995      4,854                (150)             0              801          0        3,903


(a)  Includes adjustments from translation of foreign currency to United States dollars, the effects of acquisitions and disposals of businesses and transfers between reserves.


                                INDEX OF EXHIBITS
                         Securities Exchange Act of 1934

                                                                                        Page in
                                                                                          Form
 Exhibit No.       Item                                                                  10-K
 ----------------------------------------------------------------------------------------------------

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

(9)               Not applicable.

(10)(a) Amended and Restated Employment Agreement with David R. Holmes dated as of October 1, 1995; incorporated by reference to Exhibit (10)(a) to Form 10-K for the fiscal year ended
                  September 30, 1995.

(10)(b) Amended and Restated Employment Agreement with Robert C. Nevin dated as of February 1, 1997.

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

(10)(e)           Employment Agreement with Rodney A. Hedeen dated February 1,
                  1997.

(10)(f)           Settlement Agreement with Wayne C. Jira dated as of November
                  9, 1987; incorporated by reference to Exhibit (10)(f) to Form
                  10-K for the fiscal year ended September 30, 1987.


                                                                                        Page in
                                                                                          Form
 Exhibit No.       Item                                                                  10-K
 ----------------------------------------------------------------------------------------------------

(10)(g) General form of Indemnification Agreement between the company and each of its directors dated as of December 1, 1989;
                  incorporated by reference to Exhibit (10)(m) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(h)           Non-Qualified Stock Option Plan -- 1980, Amended and Restated
                  August 11, 1987; incorporated by reference to Exhibit (10)(h) to Form 10-K for the fiscal year ended September 30, 1987.

(10)(i) Amendment to Non-Qualified Stock Option Plan -- 1980 dated as of December 8, 1989; incorporated by reference to Exhibit
                  (10)(o) to Form 10-K for the fiscal year ended September 30, 1989.

(10)(j)           Amended and Restated Stock Option Plan -- 1989, effective
                  September 29, 1993; incorporated by reference to Exhibit
                  (10)(l) to Form 10-K for the fiscal year ended September 30, 1993.

(10)(k)           Stock Option Plan - 1995; incorporated by reference to Exhibit
                  B of the company's definitive proxy statement dated January 5, 1995; incorporated by reference to Exhibit (10)(l) to Form
                  10-K for the fiscal year ended September 30, 1995.

(10)(l) Performance Options Policy of the Compensation Committee of the Board of Directors of The Reynolds and Reynolds Company under the Non-Qualified Stock Option Plan -- 1980, effective
                  October 1, 1986; incorporated by reference to Exhibit (10)(i) to Form 10-K for the fiscal year ended September 30, 1987.

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

(10)(o)           The Reynolds and Reynolds Company Supplemental Retirement
                  Plan; incorporated by reference to Exhibit (10)(G) to Form
                  10-K for the fiscal year ended September 30, 1980.

(10)(p)           The Reynolds and Reynolds Company Supplemental Retirement
                  Plan; Amendment No. 2, adopted on August 17, 1982;
                  incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1982.


                                                                                        Page in
                                                                                          Form
 Exhibit No.       Item                                                                  10-K
 ----------------------------------------------------------------------------------------------------

(10)(q)           The Reynolds and Reynolds Company Supplemental Retirement
                  Plan, Amendment No. 3, adopted on August 16, 1983;
                  incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1983.

(10)(r)           The Reynolds and Reynolds Company Supplemental Retirement
                  Plan, Amendment No. 4, adopted on November 6, 1984;
                  incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1984.

(10)(s)           The Reynolds and Reynolds Company Supplemental Retirement
                  Plan, Amendment No. 5, adopted on May 13, 1985; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1985.

(10)(t)           The Reynolds and Reynolds Company Supplemental Retirement
                  Plan, Amendment No. 6, adopted on February 11, 1986;
                  incorporated by reference to Exhibit (10)(r) to Form 10-K for the fiscal year ended September 30, 1986.

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

(10)(y)           The Reynolds and Reynolds Company Restated Supplemental
                  Retirement Plan adopted November 9, 1988; incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended September 30, 1989.

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


                                                                                        Page in
                                                                                          Form
 Exhibit No.       Item                                                                  10-K
 ----------------------------------------------------------------------------------------------------

(10)(bb)          Resolution of the Board of Directors amending The Reynolds and
                  Reynolds Company Supplemental Retirement Plan (Amendment No.
                  2), dated as of July 23, 1991; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended
                  September 30, 1991.

(10)(cc)          The Reynolds and Reynolds Company Supplemental Retirement Plan
                  Amendment No. 3, adopted August 8, 1995; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1995.

(10)(dd)          The Reynolds and Reynolds Company Supplemental Retirement Plan
                  Amendment No. 4, adopted March 14, 1997.

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

(10)(jj)          The Reynolds and Reynolds Company Retirement Plan (formerly
                  The Reynolds and Reynolds Company Salaried Retirement Plan)
                  October 1, 1995 Restatement Amendment No. 1, adopted December
                  19, 1996.

(10)(kk)          The Reynolds and Reynolds Company Retirement Plan (formerly
                  The Reynolds and Reynolds Company Salaried Retirement Plan)
                  October 1, 1995 Restatement Amendment No. 2, adopted August
                  11, 1997.

(10)(ll)          The Reynolds and Reynolds Company Tax Deferred Savings and
                  Protection Plan ("401(k)" Plan), January 1, 1994 Restatement;
                  incorporated by reference to Exhibit (10)(jj) to Form 10-K for the fiscal year ended September 30, 1995.


                                                                                        Page in
                                                                                          Form
 Exhibit No.       Item                                                                  10-K
 ----------------------------------------------------------------------------------------------------

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

(10)(oo)          The Reynolds and Reynolds Company Tax Deferred Savings and
                  Protection Plan ("401(k)" Plan ) Third Amendment adopted
                  August 8, 1995; incorporated by reference to Exhibit (10)(mm) to Form 10-K for the fiscal year ended September 30, 1995.

(10)(pp)          The Reynolds and Reynolds Company Tax Deferred Savings and
                  Protection Plan ("401(k)" Plan) Fourth Amendment adopted
                  August 8, 1995; incorporated by reference to Exhibit (10)(nn) to Form 10-K for the fiscal year ended September 30, 1995.

(10)(qq)          The Reynolds and Reynolds Company Tax Deferred Savings and
                  Protection Plan ("401(k)" Plan) Fifth Amendment adopted March
                  1, 1996; incorporated by reference to Exhibit (10)(mm) to Form
                  10-K for the fiscal year ended September 30, 1996.

(10)(rr)          The Reynolds and Reynolds Company Tax Deferred Savings and
                  Protection Plan ("401(k)" Plan) Seventh Amendment adopted
                  March 14, 1997.

(10)(ss)          The Reynolds and Reynolds Company Tax Deferred Savings and
                  Protection Plan ("401(k)" Plan) Eighth Amendment adopted
                  August 11, 1997.

(10)(tt)          The Reynolds and Reynolds Company Tax Deferred Savings and
                  Protection Plan ("401(k)" Plan) Sixth Amendment adopted
                  January 23, 1996; incorporated by reference to Exhibit
                  (10)(nn) to Form 10-K for the fiscal year ended September 30, 1996.

(10)(uu)          The Reynolds and Reynolds Company Retiree Medical Savings
                  Account Plan effective October 1, 1993; incorporated by reference to Exhibit (10)(oo) for the fiscal year ended
                  September 30, 1995.

(10)(vv)          The Reynolds and Reynolds Company Retiree Medical Savings
                  Account Plan, Amendment No. 1, adopted August 8, 1995;
                  incorporated by reference to Exhibit (10)(pp) to Form 10-K for the fiscal year ended September 30, 1995.

(10)(ww)          The Reynolds and Reynolds Company Retiree Medical Savings
                  Account Plan, Amendment No. 2, adopted March 14, 1997.


                                                                                        Page in
                                                                                          Form
 Exhibit No.       Item                                                                  10-K
 ----------------------------------------------------------------------------------------------------

(10)(xx) General Form of Deferred Compensation Agreement between the company and each of the following officers; incorporated by reference to Exhibit (10)(p) to Form 10-K for the fiscal year ended September 30, 1983.

                                    Joseph N. Bausman, R. H. Grant, III, David
                                    R. Holmes, Dale L. Medford and Robert C.
                                    Nevin

(10)(yy)          Resolution of the Board of Directors and General Form of
                  Amendment dated December 1, 1989 to the Deferred Compensation
                  Agreements between the company and each of the following officers; incorporated by reference to Exhibit (10)(fff) to Form 10-K for the fiscal year ended September 30, 1989.

                                    Joseph N. Bausman, R. H. Grant, III, David
                                    R. Holmes, Dale L. Medford and Robert C.
                                    Nevin

 (10)(zz)          General Form of Collateral Assignment Split-Dollar Insurance
                   Agreement and Policy and Non-Qualified Compensation and
                   Disability Benefit Agreement between the company and each of the following officers; incorporated by reference to Exhibit
                   (10)(dd) to Form 10-K for the fiscal year ended September 30, 1985.

                                    Joseph N. Bausman, Michael J. Gapinski, R.
                                    H. Grant, III, David R. Holmes, Adam M.
                                    Lutynski, Dale L. Medford and Robert C.
                                    Nevin.

(10)(aaa)         Resolution of the Board of Directors and General Form of
                  Amendment dated December 1, 1989 to the Non-Qualified
                  Compensation and Disability Benefit between the company and each of the following officers; incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended
                  September 30, 1989.

                                    Joseph N. Bausman, Michael J. Gapinski, R.
                                    H. Grant, III, Rodney A. Hedeen, David R.
                                    Holmes, Adam M. Lutynski, Dale L. Medford,
                                    Robert C. Nevin and H. John Proud.

(10)(bbb) Agreement dated March 11, 1963, between the company and Richard H. Grant, Jr., restricting transfer of Class B Common
                  Stock of the company; incorporated by reference to Exhibit 9 to Registration Statement No. 2-40237 on Form S-7.

(10)(ccc)         Amendment dated February 14, 1984 to Richard H. Grant, Jr.'s
                  Agreement restricting transfer of Class B Common Stock of the company dated March 11, 1963; incorporated by reference to Exhibit (10)(u) to Form 10-K for the fiscal year ended
                  September 30, 1984.

(10)(ddd) Agreement and Plan of Merger dated April 20, 1996 among the company, Delaware Acquisition Co. and Duplex Products Inc.;
                  incorporated by reference to Exhibit (c)(1) to the company's schedule 14 D-1 filed with the Securities and Exchange
                  Commission on April 22, 1996.


                                                                                        Page in
                                                                                          Form
 Exhibit No.       Item                                                                  10-K
 ----------------------------------------------------------------------------------------------------
(10)(eee)         Exchange Agreement dated May 29, 1992 among the company,
                  Norick Investment Company A Limited Partnership, Frances N.
                  Lilly and Majorie K. Norick; incorporated by reference to
                  Exhibit 2(b) to the company's Registration Statement on Form
                  S-3 filed with the Securities and Exchange Commission on June
                  11, 1992 (Registration Statement No. 33-48546).

(10)(fff)         Exchange Agreement dated May 29, 1992 between the company and
                  Third Generation Leasing Company; incorporated by reference to
                  Exhibit 2(c) to the company's Registration Statement on Form
                  S-3 filed with the Securities and Exchange Commission on June
                  11, 1992 (Registration Statement No. 33-48546).

(11)              Not applicable

(12)              Not applicable

(13)              Not applicable

(18)              Not applicable

(21)              List of subsidiaries                                                  53

(22)              Not applicable

(23)              Consent of Independent Auditors                                       22

(24)              Not applicable

(27)              Financial Data Schedule

(28)              Not applicable

(99)              Not applicable


                                  EXHIBIT (21)


                              LIST OF SUBSIDIARIES






                                                 STATE OR OTHER JURISDICTION OF
NAME                                             INCORPORATION OR ORGANIZATION
-------------------------------------------------------------------------------
Dataforms, Inc.                                                       Wisconsin

Fiscal Information, Inc.                                               Delaware

Formcraft, Inc.                                                           Texas

Reyna Capital Corporation                                                  Ohio

Reynolds and Reynolds (Canada) Limited                                   Canada

          Crain-Drummond Inc.                                            Canada

Reynolds Vehicle Registration, Inc.                                        Ohio