Form 10-Q
period 1997-12-31
REYNOLDS & REYNOLDS CO
filed 1998-02-12
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                      0-132
                                      -----
                            (Commission file number)


                        THE REYNOLDS AND REYNOLDS COMPANY
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


                           OHIO                                                                31-0421120
                           ----                                                                ----------
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

On February 10, 1998, 78,789,842 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS



                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Consolidated Income
         For the Three Months Ended December 31, 1997 and 1996                      3

         Condensed Consolidated Balance Sheets
         As of December 31, 1997 and September 30, 1997                             4

         Condensed Statements of Consolidated Cash Flows
         For the Three Months Ended December 31, 1997 and 1996                      5

         Notes to Condensed Consolidated Financial Statements                       6



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         For the Three Months Ended December 31, 1997 and 1996                      8


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                          11


SIGNATURES                                                                         12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                      (In thousands except per share data)



                                                            1997            1996
                                                       ------------    ------------
Net Sales and Revenues
    Information systems
        Products                                       $    259,361    $    220,337
        Services                                            102,282          86,846
                                                       ------------    ------------
        Total information systems                           361,643         307,183
    Financial services                                        8,097           7,124
                                                       ------------    ------------
    Total net sales and revenues                            369,740         314,307
                                                       ------------    ------------

Costs and Expenses
    Information systems
        Cost of sales
            Products                                        162,041         129,852
            Services                                         39,087          33,000
                                                       ------------    ------------
            Total cost of sales                             201,128         162,852
        Selling, general and administrative expenses        118,151         102,317
    Financial services                                        4,628           3,385
                                                       ------------    ------------
    Total costs and expenses                                323,907         268,554
                                                       ------------    ------------

Operating Income                                             45,833          45,753
                                                       ------------    ------------

Other Charges (Income)
    Interest expense                                          3,251           1,649
    Interest income                                            (325)           (413)
    Other                                                       697            (288)
                                                       ------------    ------------
    Total other charges                                       3,623             948
                                                       ------------    ------------

Income Before Income Taxes                                   42,210          44,805
Provision for Income Taxes                                   18,462          19,305
                                                       ------------    ------------
Net Income                                             $     23,748    $     25,500
                                                       ============    ============

Basic Earnings Per Common Share                        $       0.30    $       0.31
                                                       ============    ============
Diluted Earnings Per Common Share                      $       0.29    $       0.30
                                                       ============    ============

Average Number of Common Shares Outstanding                  79,848          82,004
                                                       ============    ============
Average Number of Common Shares and
    Common Share Equivalents Outstanding                     81,644          85,041
                                                       ============    ============

Cash Dividends Declared Per Common Share               $       0.09    $       0.08
                                                       ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                                 (In thousands)


                                                                   12/31/97        9/30/97
                                                                  -----------    -----------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                          $     9,489    $     7,604
    Accounts receivable                                               204,014        197,215
    Inventories                                                        75,717         75,645
    Other current assets                                               44,721         47,463
                                                                  -----------    -----------
    Total current assets                                              333,941        327,927
Property, Plant and Equipment, less accumulated depreciation of
    $199,455 at 12/31/97 and $193,190 at 9/30/97                      179,440        188,501
Goodwill                                                               93,072         94,241
Other Intangible Assets                                                20,556         22,301
Other Assets                                                           99,314         96,365
                                                                  -----------    -----------
Total Information Systems Assets                                      726,323        729,335
                                                                  -----------    -----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                   374,503        372,073
Cash and Other Assets                                                     750          1,102
                                                                  -----------    -----------
Total Financial Services Assets                                       375,253        373,175
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 1,101,576    $ 1,102,510
                                                                  ===========    ===========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                               $   232,090    $   208,579
Long-Term Debt                                                        128,132        170,150
Other Liabilities                                                      77,287         74,662
                                                                  -----------    -----------
Total Information Systems Liabilities                                 437,509        453,391
                                                                  -----------    -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                         202,426        198,314
Other Liabilities                                                      87,874         86,575
                                                                  -----------    -----------
Total Financial Services Liabilities                                  290,300        284,889
                                                                  -----------    -----------

SHAREHOLDERS' EQUITY
Capital Stock                                                          56,154         53,894
Other Adjustments                                                      (5,957)        (5,481)
Retained Earnings                                                     323,570        315,817
                                                                  -----------    -----------
Total Shareholders' Equity                                            373,767        364,230
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,101,576    $ 1,102,510
                                                                  ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                 (In thousands)


                                                                     1997            1996
                                                                 ------------    ------------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                      $     34,075    $     40,979
                                                                 ------------    ------------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                              (1,393)        (45,722)
    Capital expenditures                                               (7,619)        (12,808)
    Net proceeds from asset sales                                       5,459           4,930
    Capitalization of software licensed to customers                     (254)           (566)
    Advances to financial services                                     (5,701)            (80)
                                                                 ------------    ------------
    Net cash flows used for investing activities                       (9,508)        (54,246)
                                                                 ------------    ------------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                              99,510
    Principal payments on debt                                        (13,629)        (55,510)
    Capital stock issued                                                  581             828
    Capital stock repurchased                                          (9,158)
                                                                 ------------    ------------
    Net cash flows provided by (used for) financing activities        (22,206)         44,828
                                                                 ------------    ------------

Effect of Exchange Rate Changes on Cash                                  (476)           (105)
                                                                 ------------    ------------

Increase in Cash and Equivalents                                        1,885          31,456
Cash and Equivalents, Beginning of Period                               7,604          11,130
                                                                 ------------    ------------
Cash and Equivalents, End of Period                              $      9,489    $     42,586
                                                                 ============    ============


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                      $      4,026    $      7,094
                                                                 ------------    ------------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                    (38,079)        (42,784)
    Collections on finance receivables                                 23,876          21,589
                                                                 ------------    ------------
    Net cash flows used for investing activities                      (14,203)        (21,195)
                                                                 ------------    ------------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                              18,700          24,440
    Principal payments on debt                                        (14,588)        (11,712)
    Advances from information systems                                   5,701              80
                                                                 ------------    ------------
    Net cash flows provided by financing activities                     9,813          12,808
                                                                 ------------    ------------

Decrease in Cash and Equivalents                                         (364)         (1,293)
Cash and Equivalents, Beginning of Period                                 921           1,293
                                                                 ------------    ------------
Cash and Equivalents, End of Period                              $        557    $          0
                                                                 ============    ============

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 1997, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  INVENTORIES


                                                                12/31/97      9/30/97
                                                               ----------   ----------
Finished products                                              $   58,973   $   59,683
Work in process                                                     6,059        6,256
Raw materials and supplies                                         10,685        9,706
                                                               ----------   ----------
Total inventories                                              $   75,717   $   75,645
                                                               ==========   ==========

(3)  EARNINGS PER SHARE
In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Statement No. 128, "Earnings per Share." This statement, effective for interim and annual periods ending after December 15, 1997, requires the company to present basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. The company's common share equivalents represent the effect of employee stock options. Prior year earnings per share amounts have been restated to comply with this pronouncement.

(4)  RESTRUCTURING CHARGE
During the fourth quarter of fiscal year 1997 the company recorded a restructuring charge. This charge included costs to close four manufacturing plants and three distribution facilities. At December 31, 1997 the company had closed three of the manufacturing plants and all three of the distribution facilities. Involuntary termination benefits of $9,699 were recorded for nearly 400 employees. Through December 31, 1997 $3,153 of involuntary termination benefits, representing severance payments and outplacement services were paid to 305 employees.

(5)  BUSINESS COMBINATIONS
The company purchased Duplex Products Inc. and Vanier Graphics Corporation in May 1996 and December 1996, respectively. In recording the assets and liabilities of these business combinations the company accrued the costs to close duplicate facilities of Duplex and Vanier. These liabilities included the costs to close eleven manufacturing plants, seven distribution facilities and two administrative buildings. At December 31, 1997, all manufacturing plants, distribution facilities and administrative buildings had been closed. Key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $9,029, relocation costs of $1,308 and exit costs of $1,500. Involuntary termination benefits represent severance payments and outplacement services for 696 employees, principally manufacturing employees. Exit costs consist primarily of lease costs for idle facilities. Through December 31, 1997, $7,923 of involuntary termination benefits were paid to 652 employees and $966 of relocation costs and $687 of exit costs were paid. Remaining involuntary termination benefits will begin upon completion of certain computer programming which will allow functions to be transferred to Dayton. The company recorded the assets of the duplicate facilities as current assets held for sale. These assets of $21,250 were recorded at estimated fair market value less disposal costs. At December 31, 1997, $17,395 of these assets had been sold.

The company purchased Fiscal Information Inc. and Crain-Drummond Inc. in June 1997 and July 1997, respectively. In recording the assets and liabilities of these business combinations the company accrued the costs to close duplicate facilities of Fiscal and Crain-Drummond. These liabilities included the costs to close three manufacturing plants, three distribution facilities and one computer services center. At December 31, 1997, none of the manufacturing plants or distribution facilities had been closed. The Fiscal computer services center has been closed. Key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $2,379, relocation costs of $218 and exit costs of $654. Involuntary termination benefits represent severance payments and outplacement services for 235 employees, principally manufacturing employees. Exit costs consist primarily of lease costs. Through December 31, 1997, $778 of involuntary termination benefits were paid to 70 employees and $92 of relocation costs and $18 of exit costs were paid. The company recorded the assets of the duplicate facilities as current assets held for sale. These assets of $6,949 were recorded at estimated fair market value less disposal costs. At December 31, 1997 none of these assets had been sold.

(6)  SEGMENT REPORTING
In June 1997 the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Upon adoption of this pronouncement, the company's reportable operating segments will be the Automotive Division, the Business Systems Division and the Healthcare Systems Division. The company will also continue to present financial services as a reportable operating segment. The Automotive Division provides integrated computer systems products and services and business forms to automobile dealers. The Business Systems Division manufactures and distributes printed business forms and systems and provides forms management services to general business markets. The Healthcare Systems Division provides integrated computer systems products and services to both office-based and hospital-based physicians.

The company has elected early compliance with this pronouncement effective September 30, 1998. In the year of adoption, comparative interim financial information is not required to be presented. This information must be accumulated during the year of adoption so that comparative financial information can be presented the following year. The company has chosen to provide this pro forma financial information as it is accumulated.

Selected pro forma financial information for the period ended December 31, 1997.

                                    Net Sales and          Gross       Operating
                                         Revenues         Profit   Income (Loss)
                                    -------------------------------------------
Automotive Division                 $    171,295    $     94,193   $     39,190
Business Systems Division                178,533          62,004         10,778
Healthcare Systems Division               11,922           4,318         (3,849)
Financial Services                         8,097                          3,469
Elimination of Intersegment Sales           (107)
Unallocated Corporate Expenses                                           (3,755)
                                    -------------------------------------------
Totals                              $    369,740    $    160,515   $     45,833
                                    ===========================================

(7)  CONTINGENCY
The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During fiscal year 1996, an agreement was reached whereby the state of Connecticut will contribute $8,000 towards remediation costs. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

(8)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                                       1997           1996
                                                                    -----------    -----------
INFORMATION SYSTEMS
Net Income                                                          $    21,680    $    23,256
Depreciation and Amortization                                            13,932         12,187
Deferred Income Taxes                                                       970            993
Deferred Income Taxes Transferred to Financial Services                    (184)           735
Losses (Gains) on Sales of Assets                                            67           (367)
Changes in Operating Assets and Liabilities
    Accounts receivable                                                   4,494        (11,540)
    Inventories                                                              16          2,403
    Prepaid expenses and other current assets                               481            194
    Intangible and other assets                                             915          6,155
    Accounts payable                                                       (715)        (1,447)
    Accrued liabilities                                                 (10,218)         7,199
    Other liabilities                                                     2,637          1,211
                                                                    -----------    -----------
Net Cash Provided by Operating Activities                           $    34,075    $    40,979
                                                                    ===========    ===========

FINANCIAL SERVICES
Net Income                                                          $     2,068    $     2,244
Deferred Income Taxes                                                     1,763          1,557
Deferred Income Taxes Transferred from Information Systems                  184           (735)
Changes in Receivables, Other Assets and Other Liabilities                   11          4,028
                                                                    -----------    -----------
Net Cash Provided by Operating Activities                           $     4,026    $     7,094
                                                                    ===========    ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996 (Dollars in thousands except per share data)


RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                               1997       1996      Change     % Change
                             --------   --------   --------    --------

Revenues                     $369,740   $314,307    $55,433          18%
Gross profit                 $160,515   $144,331    $16,184          11%
Operating income              $45,833    $45,753        $80           0%
Net income                    $23,748    $25,500    ($1,752)        -7%
Basic earnings per share        $0.30      $0.31     ($0.01)        -3%
Diluted earnings per share      $0.29      $0.30     ($0.01)        -3%

Consolidated revenues increased over last year primarily as a result of business combinations completed in fiscal year 1997. About $53,000 of the sales growth resulted from the 1997 acquisitions of Crain-Drummond, Vanier Graphics and Fiscal Information. Excluding the effect of business combinations, revenues increased 1% as strong growth in automotive recurring service revenues was substantially offset by declines in sales of new computer systems and business forms.

The consolidated gross profit percentage was 44.4% of information systems revenues in the first quarter, compared to 47.0% last year and 44.1% in the fourth quarter of fiscal year 1997. Computer systems gross profit percentage increased over last year because of the growth in automotive recurring service revenues. Business forms gross profit percentage declined from last year, reflecting the lower margin products acquired in the Crain-Drummond and Vanier Graphics business combinations.

Consolidated operating income was 12.4% of revenues in the first quarter compared to 14.6% last year and 10.9% in the fourth quarter of fiscal year 1997 (excluding restructuring and special charges). Computer systems operating margins grew over last year and exceeded 15% for the first time in two years because of the strong growth in automotive recurring service revenues. Business forms operating margins declined from last year because of the addition of lower margin business forms products from the business combinations and costs incurred to integrate acquisitions and close manufacturing plants.

Annualized return on average shareholders' equity was 24.1%, compared to 24.8% at December 31, 1996.

COMPUTER SYSTEMS (excluding financial services)

                             1997        1996        Change     % Change
                          ---------    ---------    ---------   ---------

Revenues                   $140,012     $126,412      $13,600          11%
Gross profit                $70,281      $61,438       $8,843          14%
    % of revenues              50.2%       48.6%
Operating income            $21,300      $18,029       $3,271          18%
    % of revenues              15.2%       14.3%

Computer systems revenues grew for the first quarter primarily because of higher automotive recurring service revenues. Recurring service revenues continued to grow, primarily because of the increased number of ERA software applications supported. Healthcare Systems revenues increased primarily because of the 1997 acquisition of Fiscal Information.

Computer systems gross profit and operating income grew at a greater rate than revenues because of the strong growth of recurring service revenues. SG&A expenses increased from 34.3% to 35.0% of revenues in the quarter because of investments in products and capabilities in both the automotive and healthcare businesses. Healthcare systems continued to operate at a loss because of these investments.

BUSINESS FORMS

                      1997          1996       Change      % Change
                    ---------    ---------    ---------    ---------

Revenues             $221,631     $180,771      $40,860           23%
Gross profit          $90,234      $82,893       $7,341            9%
    % of revenues        40.7%        45.9%
Operating income      $21,064      $23,985      ($2,921)        -12%
    % of revenues         9.5%        13.3%


Business forms revenues rose for the first quarter because of the 1997 Crain-Drummond and Vanier Graphics business combinations which contributed about $49,000 of sales. Excluding the effect of acquisitions, business systems and automotive forms sales declined from last year.

The decline in gross profit margins from last year resulted primarily from lower gross profit margins of Crain-Drummond and Vanier Graphics. Gross profit was also less than the 42.6% reported in the fourth quarter of fiscal year 1997 because of the sales decline from the fourth quarter. The company's cost of paper was stable in the first quarter and is expected to remain relatively stable during the second quarter of fiscal year 1998.

Business forms operating income declined from last year and the fourth quarter (excluding restructuring and special charges) of fiscal year 1997. This decrease occurred, in part, because of costs associated with plant closings and integration of recent business combinations. During the first quarter the company closed three manufacturing plants and incurred relocation and training expenses. These costs could not be accrued as part of the 1997 restructuring charge under existing accounting pronouncements. The company also incurred acquisition integration expenses in the first quarter. These plant closing and integration expenses totaled about $2,000 in the first quarter. As these activities are completed, related expenses should decline and contribute to higher operating margins. SG&A expenses declined as a percentage of sales from 32.6% last year to 31.2% for the first quarter primarily because of the effects of the business combinations which provided revenue growth and lower SG&A expenses as a percentage of sales. The company further reduced SG&A expenses, as a percentage of revenues, by eliminating duplicate administrative functions.

FINANCIAL SERVICES


                      1997         1996        Change      % Change
                    ---------    ---------    ---------    ---------

Revenues               $8,097       $7,124         $973           14%
Operating income       $3,469       $3,739        ($270)         -7%
    % of revenues        42.8%        52.5%


Average finance receivables increased 17% over last year because of the continued high level of new computer systems sales. Financial services revenues grew because of interest earned on the higher receivables balances. Average interest rates declined slightly as interest rates on new receivables were less than those for maturing receivables.

Financial services interest rate spread remained strong, exceeding 3% in the first quarter. This interest rate spread declined slightly from last year because of slightly higher borrowing rates in addition to the previously mentioned change in the receivables portfolio. Operating income declined primarily because of bad debt expenses recorded to maintain an adequate reserve for the growing receivables portfolio.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first three months of fiscal year 1998 the company did not enter into any new interest rate management agreements.


LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems continued to provide strong cash flow from operating activities during the first quarter. Operating cash flow was $34,075 and resulted primarily from net income, adjusted for noncash charges. This strong cash flow funded the company's investments for normal operations including capital expenditures and capitalized software of $7,873. Capital expenditures in the ordinary course of business are anticipated to be about $45,000 to $50,000 in fiscal year 1998.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 32.2% at December 31, 1997 and 34.5% at September 30, 1997. Remaining credit available under existing revolving credit agreements was $69,800 at December 31, 1997. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1998 normal operations.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of February 10, 1998, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September, respectively. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1997, the company's board of directors raised the quarterly dividend 13% to $.09 per Class A common share. The company has increased cash dividends per share twelve times since 1989 and paid dividends each year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. During the first three months of fiscal year 1998, the company repurchased 500,000 Class A common shares for $9,158 ($18.32 per share). As of December 31, 1997 the company could repurchase an additional 2,669,800 Class A common shares under existing board of directors' authorizations.


YEAR 2000 COMPLIANCE
The company has assessed potential year 2000 effects on its internal computer systems and systems provided to customers. Detailed plans have been prepared to address year 2000 issues with completion of software development scheduled for December 1998. As of December 31, 1997 the costs to make all systems year 2000 compliant were not projected to have a material adverse effect on the company's financial position, results of operations and cash flows.


ENVIRONMENTAL MATTER
See Note 7 to the Consolidated Financial Statements for a discussion of an environmental contingency.




                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    (27) Financial Data Schedule

           (b)      Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE REYNOLDS AND REYNOLDS COMPANY




Date  February 11, 1998                                 /s/ David R. Holmes
     -------------------                                 -------------------
                                                        David R. Holmes
                                                        Chairman of the Board, President and
                                                        Chief Executive Officer

Date  February 11, 1998                                 /s/ Dale L. Medford
     -------------------                                 -------------------
                                                        Dale L. Medford
                                                        Vice President, Corporate Finance and
                                                        Chief Financial Officer