Form 10-Q
period 1998-03-31
REYNOLDS & REYNOLDS CO
filed 1998-05-14
CIK 83588

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                      For the Quarter Ended March 31, 1998

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

On May 11, 1998, 78,519,408 Class A common shares and 20,000,000 Class B common shares were outstanding.

                       The Reynolds and Reynolds Company

                                Table of Contents



                                                                            Page
                                                                          Number
                                                                          ------

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three and Six Months Ended March 31, 1998 and 1997     3

              Condensed Consolidated Balance Sheets
              As of March 31, 1998 and September 30, 1997                    4

              Condensed Statements of Consolidated Cash Flows
              For the Six Months Ended March 31, 1998 and 1997               5

              Notes to Condensed Consolidated Financial Statements           6



Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Six Months Ended March 31, 1998 and 1997     9


PART II.      OTHER INFORMATION

Item 4.       Results of Votes of Security Holders                          12

Item 6.       Exhibits and Reports on Form 8-K                              12


SIGNATURES                                                                  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                      (In thousands except per share data)


                                                                    Three Months                           Six Months
                                                             ----------------------------          ----------------------------
                                                               1998               1997               1998                1997
                                                             ---------          ---------          ---------          ---------
Net Sales and Revenues
    Information systems
        Products                                             $ 274,504          $ 254,577          $ 533,865          $ 474,914
        Services                                               102,671             92,100            204,953            178,946
                                                             ---------          ---------          ---------          ---------
        Total information systems                              377,175            346,677            738,818            653,860
    Financial services                                           8,570              7,525             16,667             14,649
                                                             ---------          ---------          ---------          ---------
    Total net sales and revenues                               385,745            354,202            755,485            668,509
                                                             ---------          ---------          ---------          ---------

Costs and Expenses
    Information systems
        Cost of sales
            Products                                           166,174            154,265            328,215            284,118
            Services                                            42,015             35,988             81,102             68,987
                                                             ---------          ---------          ---------          ---------
            Total cost of sales                                208,189            190,253            409,317            353,105
        Selling, general and administrative expenses           123,129            113,689            241,280            216,006
    Financial services                                           4,304              3,612              8,932              6,997
                                                             ---------          ---------          ---------          ---------
    Total costs and expenses                                   335,622            307,554            659,529            576,108
                                                             ---------          ---------          ---------          ---------

Operating Income                                                50,123             46,648             95,956             92,401
                                                             ---------          ---------          ---------          ---------

Other Charges (Income)
    Interest expense                                             3,358              2,708              6,609              4,357
    Interest income                                               (650)              (822)              (975)            (1,235)
    Other                                                          808               (387)             1,505               (675)
                                                             ---------          ---------          ---------          ---------
    Total other charges                                          3,516              1,499              7,139              2,447
                                                             ---------          ---------          ---------          ---------

Income Before Income Taxes                                      46,607             45,149             88,817             89,954
Provision For Income Taxes                                      20,247             18,882             38,709             38,187
                                                             ---------          ---------          ---------          ---------
Net Income                                                   $  26,360          $  26,267          $  50,108          $  51,767
                                                             =========          =========          =========          =========

Basic Earnings Per Common Share                              $    0.33          $    0.32          $    0.63          $    0.63
                                                             =========          =========          =========          =========
Diluted Earnings Per Common Share                            $    0.32          $    0.31          $    0.61          $    0.61
                                                             =========          =========          =========          =========

Average Number of Common Shares Outstanding                     79,796             82,156             79,821             82,079
                                                             =========          =========          =========          =========
Average Number of Common Shares and
    Common Share Equivalents Outstanding                        81,757             85,193             81,699             85,116
                                                             =========          =========          =========          =========

Cash Dividends Declared Per Common Share                     $    0.09          $    0.08          $    0.18          $    0.16
                                                             =========          =========          =========          =========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND SEPTEMBER 30, 1997
                                 (In thousands)


                                                                          3/31/98              9/30/97
                                                                        -----------          -----------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                                $    31,967          $     7,604
    Accounts receivable                                                     200,707              197,215
    Inventories                                                              75,022               75,645
    Other current assets                                                     46,083               47,463
                                                                        -----------          -----------
    Total current assets                                                    353,779              327,927
Property, Plant and Equipment, less accumulated depreciation of
    $203,442 at 3/31/98 and $193,190 at 9/30/97                             178,094              188,501
Goodwill                                                                     90,103               94,241
Other Intangible Assets                                                      18,679               22,301
Other Assets                                                                 93,816               96,365
                                                                        -----------          -----------
Total Information Systems Assets                                            734,471              729,335
                                                                        -----------          -----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                         386,118              372,073
Cash and Other Assets                                                         1,259                1,102
                                                                        -----------          -----------
Total Financial Services Assets                                             387,377              373,175
                                                                        -----------          -----------

TOTAL ASSETS                                                            $ 1,121,848          $ 1,102,510
                                                                        ===========          ===========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                                     $   229,886          $   208,579
Long-Term Debt                                                              128,145              170,150
Other Liabilities                                                            77,316               74,662
                                                                        -----------          -----------
Total Information Systems Liabilities                                       435,347              453,391
                                                                        -----------          -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                               206,267              198,314
Other Liabilities                                                            89,952               86,575
                                                                        -----------          -----------
TOTAL FINANCIAL SERVICES LIABILITIES                                        296,219              284,889
                                                                        -----------          -----------

Shareholders' Equity
Capital Stock                                                                56,259               53,894
Other Adjustments                                                            (5,829)              (5,481)
Retained Earnings                                                           339,852              315,817
                                                                        -----------          -----------
Total Shareholders' Equity                                                  390,282              364,230
                                                                        -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 1,121,848          $ 1,102,510
                                                                        ===========          ===========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (In thousands)


                                                                         1998              1997
                                                                       --------          --------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                            $ 71,941          $ 76,891
                                                                       --------          --------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                  (564)          (54,634)
    Capital expenditures                                                (17,045)          (21,277)
    Net proceeds from asset sales                                         7,245             9,027
    Capitalization of software licensed to customers                       (570)             (970)
    Repayments from (advances to) financial services                     (5,118)            2,009
                                                                       --------          --------
    Net cash flows used for investing activities                        (16,052)          (65,845)
                                                                       --------          --------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                                  99,510
    Principal payments on debt                                          (12,051)          (58,106)
    Cash dividends paid                                                  (7,172)           (6,567)
    Capital stock issued                                                  1,510             1,400
    Capital stock repurchased                                           (13,464)           (8,750)
                                                                       --------          --------
    Net cash flows provided by (used for) financing activities          (31,177)           27,487
                                                                       --------          --------

Effect of Exchange Rate Changes on Cash                                    (349)             (274)
                                                                       --------          --------

Increase in Cash and Equivalents                                         24,363            38,259
Cash and Equivalents, Beginning of Period                                 7,604            11,130
                                                                       --------          --------
Cash and Equivalents, End of Period                                    $ 31,967          $ 49,389
                                                                       ========          ========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                            $ 10,171          $  9,815
                                                                       --------          --------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                      (74,629)          (75,540)
    Collections on finance receivables                                   51,335            44,655
                                                                       --------          --------
    Net cash flows used for investing activities                        (23,294)          (30,885)
                                                                       --------          --------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                70,000            47,125
    Principal payments on debt                                          (62,040)          (24,371)
    Advances from (repayments to) information systems                     5,118            (2,009)
                                                                       --------          --------
    Net cash flows provided by financing activities                      13,078            20,745
                                                                       --------          --------

Decrease in Cash and Equivalents                                            (45)             (325)
Cash and Equivalents, Beginning of Period                                   921             1,293
                                                                       --------          --------
Cash and Equivalents, End of Period                                    $    876          $    968
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

(2)  INVENTORIES


                                                     3/31/98         9/30/97
                                                      ------         ------
Finished products                                    $60,636        $59,683
Work in process                                        6,006          6,256
Raw materials and supplies                             8,380          9,706
                                                     -------        -------
Total inventories                                    $75,022        $75,645
                                                     =======        =======


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

(4)  RESTRUCTURING CHARGE
During the fourth quarter of fiscal year 1997 the company recorded a restructuring charge. This charge included costs to close four manufacturing plants and three distribution facilities. At March 31, 1998 the company had closed all four of the manufacturing plants and all three of the distribution facilities. Involuntary termination benefits of $9,699 were recorded for nearly 400 employees. Through March 31, 1998 substantially all identified positions had been eliminated and $5,770 of involuntary termination benefits, representing severance payments and outplacement services were paid. The balance of involuntary termination benefits will be paid over the remaining severance period.

(5)  BUSINESS COMBINATIONS
The company purchased Fiscal Information Inc. in June 1997. In recording the assets and liabilities of this business combination the company accrued the costs to close duplicate facilities of Fiscal. These liabilities included the costs to close a computer services center. At March 31, 1998, Fiscal's computer services center has been closed. Key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $398 and lease costs of $654. Involuntary termination benefits represent severance payments and outplacement services for 54 employees. Through March 31, 1998, all severance benefits were paid and the company bought out its remaining lease obligation. Costs paid approximated those accrued.

The company purchased Crain-Drummond Inc. in July 1997. In recording the assets and liabilities of this business combination the company accrued the costs to close duplicate facilities of Crain-Drummond. These liabilities included the costs to close three manufacturing plants and three distribution facilities. At March 31, 1998, none of the manufacturing plants or distribution facilities had been closed. Key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $1,981 and relocation costs of $218. Involuntary termination benefits represent severance payments and outplacement services for 181 employees, principally manufacturing employees. Through March 31, 1998, $604 of involuntary termination benefits were paid to 48 employees and no relocation costs were paid. The company recorded the assets of the duplicate facilities as current assets held for sale. These assets of $6,949 were recorded at estimated fair market value less disposal costs. At March 31, 1998 none of these assets had been sold.

(6) ACCOUNTING STANDARDS
In June 1997 the FASB issued SFAS Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

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

The company has elected early compliance with this pronouncement effective September 30, 1998. In the year of adoption, comparative interim financial information is not required to be presented. This information must be accumulated during the year of adoption so that comparative financial information can be presented the following year. The company has chosen to disclose this pro forma financial information as it is accumulated.

Selected pro forma financial information for the three months ended March 31, 1998.


                                  Net Sales and             Gross        Operating
                                       Revenues            Profit     Income (Loss)
                                  ------------------------------------------------
Automotive Division                    $180,967          $ 98,283          $40,375
Business Systems Division               184,117            66,130           13,018
Healthcare Systems Division              12,189             4,573           (3,647)
Financial Services                        8,570                              4,266
Elimination of Intersegment                 (98)
  Sales
Unallocated Corporate Expenses                                              (3,889)
                                  ------------------------------------------------
Totals                                 $385,745          $168,986          $50,123
                                  ================================================


Selected pro forma financial information for the six months ended March 31, 1998.

                                  Net Sales and             Gross      Operating
                                       Revenues            Profit   Income (Loss)
                                   ---------------------------------------------
Automotive Division                    $352,262          $192,476        $79,565
Business Systems Division               362,650           128,134         23,796
Healthcare Systems Division              24,111             8,891         (7,496)
Financial Services                       16,667                            7,735
Elimination of Intersegment                (205)
  Sales
Unallocated Corporate Expenses                                            (7,644)
                                     -------------------------------------------
Totals                                 $755,485          $329,501        $95,956
                                     ===========================================


In October 1997 the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which supersedes SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The new SOP will be effective for transactions entered into in fiscal years beginning after December 15, 1997. The company has not determined the effect that this pronouncement will have on its revenue recognition practices.

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

(8)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.



                                                                  1998             1997
                                                             -------------    -------------
INFORMATION SYSTEMS

Net Income                                                         $ 45,495          $ 47,179
Depreciation and Amortization                                        27,880            25,482
Deferred Income Taxes                                                 1,327             2,485
Deferred Income Taxes Transferred to Financial Services                (657)            3,273
Losses (Gains) on Sales of Assets                                        11              (240)
Changes in Operating Assets and Liabilities
    Accounts receivable                                               4,032            (2,240)
    Inventories                                                         711             6,781
    Prepaid expenses and other current assets                           161            (6,958)
    Intangible and other assets                                       3,873             5,295
    Accounts payable                                                  2,115            (2,942)
    Accrued liabilities                                             (15,583)           (6,052)
    Other liabilities                                                 2,576             4,828
                                                              -------------     -------------
Net Cash Provided by Operating Activities                          $ 71,941          $ 76,891
                                                              =============     =============


FINANCIAL SERVICES
Net Income                                                            4,613             4,588
Deferred Income Taxes                                                 2,964             6,818
Deferred Income Taxes Transferred from Information Systems              657            (3,273)
Changes in Receivables, Other Assets and Other Liabilities            1,937             1,682
                                                              -------------     -------------
Net Cash Provided by Operating Activities                          $ 10,171          $  9,815
                                                              =============     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
          (Dollars in thousands except per share data)


RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY



                                          Second Quarter                                       Six Months
                        ------------------------------------------------   ------------------------------------------------
                              1998        1997      Change     % Change          1998        1997      Change     % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                  $385,745    $354,202     $31,543            9%     $755,485    $668,509     $86,976           13%
Gross profit              $168,986    $156,424     $12,562            8%     $329,501    $300,755     $28,746           10%
Operating income           $50,123     $46,648      $3,475            7%      $95,956     $92,401      $3,555            4%
Net income                 $20,360     $26,267         $93            0%      $50,108     $51,767     ($1,659)          -3%
Basic earnings per share     $0.33       $0.32       $0.01            3%        $0.63       $0.63       $0.00            0%
Diluted earnings per share   $0.32       $0.31       $0.01            3%        $0.61       $0.61       $0.00            0%


Consolidated revenues increased over last year as a result of growth in automotive computer systems revenues and sales from 1997 business combinations. About $32,000 of the second quarter sales growth resulted from the 1997 acquisitions of Crain-Drummond and Fiscal Information. Second quarter sales were negatively affected by lower sales of Vanier Graphics, primarily as a result of the 1997 divestiture of Vanier's distributor business. About $85,000 of the year-to-date sales growth resulted from the 1997 acquisitions of Crain-Drummond, Vanier Graphics and Fiscal Information.

The consolidated gross profit percentage was 44.8% of revenues (excluding financial services revenues) in the second quarter and 44.6% year-to-date, compared to 45.1% and 46.0% last year. Computer systems gross profit percentage increased over last year because of the growth in automotive recurring service revenues. Business forms gross profit percentage declined from last year, reflecting the lower margin products acquired in the Crain-Drummond and Vanier Graphics business combinations.

Consolidated operating income was 13.0% of revenues in the second quarter compared to 13.2% last year and 12.4% in the first quarter of fiscal year 1998. Business forms operating margins improved over the first quarter and nearly equaled last year because of continued progress integrating business combinations. Computer systems operating margins remained strong and were essentially flat with last year.

Annualized return on average shareholders' equity was 25.4%, compared to 25.3% at March 31, 1997.

COMPUTER SYSTEMS (excluding financial services)


                                        Second Quarter                                     Six Months
                    ----------------------------------------------------   ------------------------------------------------
                        1998        1997          Change      % Change       1998         1997        Change      % Change
                    -----------   ----------    ----------   -----------   -----------  ----------  ----------  -----------
Revenues              $148,219      $135,049      $ 13,170         10%     $288,231     $261,461     $ 26,770           10%
Gross profit          $ 73,211      $ 65,900      $  7,311         11%     $143,492     $127,338     $ 16,154           13%
    % of revenues         49.4%         48.8%                                  49.8%        48.7%
SG&A expenses         $ 51,519      $ 46,086      $  5,433         12%     $100,500     $ 89,495     $ 11,005           12%
    % of revenues         34.8%         34.1%                                  34.9%        34.2%
Operating income      $ 21,692      $ 19,814      $  1,878          9%     $ 42,992     $ 37,843     $  5,149           14%
    % of revenues         14.6%         14.7%                                  14.9%        14.5%


Computer systems revenues grew for the second quarter and six months primarily because of higher automotive recurring service revenues. Recurring service revenues continued to grow, primarily because of the increased number of ERA software applications supported. Healthcare Systems revenues increased for the second quarter and year-to-date because of the 1997 acquisition of Fiscal Information.

Computer systems gross profit grew at a greater rate than revenues because of the strong growth of recurring service revenues. SG&A expenses increased because of investments in products and capabilities in both the automotive and healthcare businesses.

BUSINESS FORMS


                                        Second Quarter                                      Six Months
                     --------------------------------------------------- ------------------------------------------------
                         1998         1997         Change     % Change      1998        1997        Change       % Change
                     -----------  ----------     ----------  ----------- -----------  ----------  ----------  -----------
Revenues              $228,956      $211,628      $ 17,328        8%     $450,587     $392,399     $ 58,188            15%
Gross profit          $ 95,775      $ 90,524      $  5,251        6%     $186,009     $173,417     $ 12,592             7%
    % of revenues         41.8%         42.8%                                41.3%        44.2%
SG&A expenses         $ 71,610      $ 67,603      $  4,007        6%     $140,780     $126,511     $ 14,269            11%
    % of revenues         31.2%         32.0%                                31.3%        32.2%
Operating income      $ 24,165      $ 22,921      $  1,244        5%     $ 45,229     $ 46,906     ($ 1,677)          -4%
    % of revenues         10.6%         10.8%                                10.0%        12.0%


Business forms revenues rose for the second quarter and six months because of the 1997 Crain-Drummond and Vanier Graphics business combinations which contributed about $29,000 to second quarter's sales growth and $78,000 to the year-to-date sales increase. This sales growth was partially offset by a decline in Vanier's sales because of the 1997 divestiture of Vanier's distributor business. Since the divestiture, Vanier's quarterly sales have been essentially flat.

The decline in gross profit margins from last year resulted primarily from lower gross profit margins of Crain-Drummond. The company's cost of paper was stable in the second quarter and is expected to remain relatively stable during the third quarter of fiscal year 1998.

Business forms operating income exceeded last year for the second quarter, but remained behind last year through six months. During the first six months of the fiscal year the company closed four manufacturing plants and incurred relocation and training expenses. These costs could not be accrued as part of the 1997 restructuring charge under existing accounting pronouncements. The company also incurred acquisition integration expenses for Duplex Products, Vanier Graphics and Crain-Drummond. These plant closing and integration expenses totaled about $700 in the second quarter and $2,800 through six months. SG&A expenses declined as a percentage of sales for both the quarter and six months primarily because of the effects of the business combinations which provided revenue growth and lower SG&A expenses as a percentage of sales. The company further reduced SG&A expenses, as a percentage of revenues, by eliminating duplicate administrative functions.

FINANCIAL SERVICES


                                        Second Quarter                                      Six Months
                        ------------------------------------------------   ------------------------------------------------
                            1998        1997       Change     % Change         1998        1997      Change     % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                    $8,570      $7,525      $1,045           14%      $16,667     $14,649      $2,018           14%
Operating income            $4,266      $3,913        $353            9%       $7,735      $7,652         $83            1%
    % of revenues             49.8%       52.0%                                  46.4%       52.2%


Average finance receivables increased 16% over last year because of the continued high level of new computer systems sales. Financial services revenues grew because of interest earned on the higher receivables balances. Average interest rates declined slightly as interest rates on new receivables were less than those for maturing receivables.

Financial services interest rate spread remained strong, exceeding 3% during the first six months of fiscal year 1998. This interest rate spread declined slightly from last year because of slightly higher borrowing rates in addition to the previously mentioned change in the receivables portfolio. Operating income grew at a slower rate than revenues because of the reduced interest rate spread and higher bad debt expenses recorded to maintain an adequate reserve for the growing receivables portfolio.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first six months of fiscal year 1998 the company did not enter into any new interest rate management agreements.


LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems continued to provide strong cash flow from operating activities during the first six months of the fiscal year. Operating cash flow was $71,941 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures and capitalized software of $17,615. Capital expenditures in the ordinary course of business are anticipated to be about $40,000 to $45,000 in fiscal year 1998.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 31.5% at March 31, 1998 and 34.5% at September 30, 1997. Remaining credit available under existing revolving credit agreements was $135,000 at March 31, 1998. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1998 normal operations.

During the second quarter of fiscal year 1998 the company issued $70,000 of medium-term notes and repaid short-term borrowings of financial services. Debt maturities ranged from one to four years and interest rates ranged from 5.875% to 6.12%. This debt continues to be reported with financial services notes payable.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of May 11, 1998, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

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

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. During the second quarter of fiscal year 1998, the company repurchased 200,000 Class A common shares for $4,306 ($21.53 per share). During the first six months of fiscal year 1998, the company repurchased 700,000 Class A common shares for $13,464 ($19.23 per share). As of March 31, 1998 the company could repurchase an additional 2,469,800 Class A common shares under existing board of directors' authorizations.


YEAR 2000 COMPLIANCE
The company has assessed potential year 2000 effects on its internal computer systems and systems provided to customers. Detailed plans have been prepared to address year 2000 issues with completion of software development scheduled for December 1998. As of March 31, 1998 the costs to make all systems year 2000 compliant were not projected to have a material adverse effect on the company's financial position, results of operations and cash flows.


ACCOUNTING STANDARDS
See Note 6 to the Consolidated Financial Statements for a discussion of accounting pronouncements not yet adopted by the company.

ENVIRONMENTAL MATTER
See Note 7 to the Consolidated Financial Statements for a discussion of an environmental contingency.


                           PART II - OTHER INFORMATION


ITEM 4.           RESULTS OF VOTES OF SECURITY HOLDERS


                  At the Annual Meeting of Shareholders on February 13, 1997, the shareholders of the company voted on and approved the following issues.

                  Issue 1 Election of Directors


                                                                                  Shares
                                                    Shares For                  Withheld
                                                    ----------                  --------
                  Three-year terms expiring in 2001
                  ---------------------------------
                  Richard H. Grant, Jr.             87,479,131                 2,180,820
                  Allan Z. Loren                    84,113,946                 5,546,004
                  Philip A. Odeen                   87,558,608                 2,101,343
                  Donald K. Peterson                87,533,794                 2,126,157

                  Two-year term expiring in 2000
                  ------------------------------
                  James A. Arthur                   88,124,277                 1,535,674

                  The following individuals' terms of office as directors continued after the meeting; Dr. David E. Fry, Richard H. Grant, III, David R. Holmes, Cleve L. Killingsworth, Jr., Dale
                  L. Medford, Gayle B. Price, Jr. and Martin D. Walker.

                  Issue 2 Appointment of Deloitte & Touche LLP as Independent Auditors


                  Shares For               88,683,753
                  Shares Against              858,262
                  Shares Abstain              117,936


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (27) Financial Data Schedule

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE REYNOLDS AND REYNOLDS COMPANY




Date  May 12, 1998                           /s/ David R. Holmes
      -------------                          -------------------
                                             David R. Holmes
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Date  May 12, 1998                           /s/ Dale L. Medford
      -------------                          -------------------
                                             Dale L. Medford
                                             Vice President, Corporate
                                             Finance and Chief Financial Officer