Form 10-Q
period 1998-06-30
REYNOLDS & REYNOLDS CO
filed 1998-08-14
CIK 83588


                                          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                       WASHINGTON, D.C. 20549
                                                              FORM 10-Q


                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                 FOR THE QUARTER ENDED JUNE 30, 1998

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

On August 10, 1998, 77,731,442 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS


                                                                                           PAGE
                                                                                          NUMBER
                                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Consolidated Income
         For the Three and Nine Months Ended June 30, 1998 and 1997                          3

         Condensed Consolidated Balance Sheets
         As of June 30, 1998 and September 30, 1997                                          4

         Condensed Statements of Consolidated Cash Flows
         For the Nine Months Ended June 30, 1998 and 1997                                    5

         Notes to Condensed Consolidated Financial Statements                                6



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         For the Three and Nine Months Ended June 30, 1998 and 1997                          9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                   14


SIGNATURES                                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                      (In thousands except per share data)

                                                                 Three Months                       Nine Months
                                                         ----------------------------      ----------------------------
                                                             1998             1997             1998             1997
                                                         -----------      -----------      -----------      -----------
Net Sales and Revenues
    Information systems
        Products                                            $270,208         $235,803         $804,073         $710,717
        Services                                             105,789           94,470          310,742          273,416
                                                         -----------      -----------      -----------      -----------
        Total information systems                            375,997          330,273        1,114,815          984,133
    Financial services                                         8,788            7,787           25,455           22,436
                                                         -----------      -----------      -----------      -----------
    Total net sales and revenues                             384,785          338,060        1,140,270        1,006,569
                                                         -----------      -----------      -----------      -----------

Costs and Expenses
    Information systems
        Cost of sales
            Products                                         167,077          145,121          495,292          429,239
            Services                                          43,711           40,602          124,813          109,589
                                                         -----------      -----------      -----------      -----------
            Total cost of sales                              210,788          185,723          620,105          538,828
        Selling, general and administrative expenses         128,028          127,823          369,308          343,829
    Financial services                                         4,106            3,772           13,038           10,769
                                                         -----------      -----------      -----------      -----------
    Total costs and expenses                                 342,922          317,318        1,002,451          893,426
                                                         -----------      -----------      -----------      -----------

Operating Income                                              41,863           20,742          137,819          113,143
                                                         -----------      -----------      -----------      -----------

Other Charges (Income)
    Interest expense                                           5,988            2,797           12,597            7,154
    Interest income                                             (676)            (798)          (1,651)          (2,033)
    Other                                                        502             (380)           2,007           (1,055)
                                                         -----------      -----------      -----------      -----------
    Total other charges                                        5,814            1,619           12,953            4,066
                                                         -----------      -----------      -----------      -----------

Income Before Income Taxes                                    36,049           19,123          124,866          109,077
Provision For Income Taxes                                    10,000           11,845           48,709           50,032
                                                         -----------      -----------      -----------      -----------
Net Income                                                   $26,049           $7,278          $76,157          $59,045
                                                         ===========      ===========      ===========      ===========

Basic Earnings Per Common Share                                $0.33            $0.09            $0.96            $0.72
                                                         ===========      ===========      ===========      ===========
Diluted Earnings Per Common Share                              $0.32            $0.09            $0.93            $0.70
                                                         ===========      ===========      ===========      ===========

Average Number of Common Shares Outstanding                   79,435           81,487           79,692           81,882
                                                         ===========      ===========      ===========      ===========
Average Number of Common Shares and
    Common Share Equivalents Outstanding                      81,442           83,734           81,614           84,656
                                                         ===========      ===========      ===========      ===========

Cash Dividends Declared Per Common Share                       $0.09            $0.08            $0.27            $0.24
                                                         ===========      ===========      ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                 (In thousands)


                                                                      6/30/98           9/30/97
                                                                    -----------      -----------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                                $31,665           $7,604
    Accounts receivable                                                 209,052          197,215
    Inventories                                                          70,428           75,645
    Other current assets                                                 35,466           47,463
                                                                    -----------      -----------
    Total current assets                                                346,611          327,927
Property, Plant and Equipment, less accumulated depreciation of
    $208,223 at 6/30/98 and $193,190 at 9/30/97                         176,536          188,501
Goodwill                                                                 84,500           94,241
Other Intangible Assets                                                  16,198           22,301
Other Assets                                                            100,635           96,365
                                                                    -----------      -----------
Total Information Systems Assets                                        724,480          729,335
                                                                    -----------      -----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                     396,747          372,073
Cash and Other Assets                                                       746            1,102
                                                                    -----------      -----------
Total Financial Services Assets                                         397,493          373,175
                                                                    -----------      -----------

TOTAL ASSETS                                                         $1,121,973       $1,102,510
                                                                    ===========      ===========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                                    $227,410         $208,579
Long-Term Debt                                                          128,157          170,150
Other Liabilities                                                        77,146           74,662
                                                                    -----------      -----------
Total Information Systems Liabilities                                   432,713          453,391
                                                                    -----------      -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                           208,263          198,314
Other Liabilities                                                        93,377           86,575
                                                                    -----------      -----------
Total Financial Services Liabilities                                    301,640          284,889
                                                                    -----------      -----------

SHAREHOLDERS' EQUITY
Capital Stock                                                            57,896           53,894
Other Adjustments                                                        (6,354)          (5,481)
Retained Earnings                                                       336,078          315,817
                                                                    -----------      -----------
Total Shareholders' Equity                                              387,620          364,230
                                                                    -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $1,121,973       $1,102,510
                                                                    ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In thousands)


                                                               1998            1997
                                                           ----------      ----------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                 $ 115,540       $ 125,922
                                                           ----------      ----------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                      (1,525)        (70,537)
    Capital expenditures                                      (25,137)        (28,564)
    Net proceeds from asset sales                              15,665          13,480
    Capitalization of software licensed to customers             (654)         (1,253)
    Repayments from (advances to) financial services           (5,966)          5,060
                                                           ----------      ----------
    Net cash flows used for investing activities              (17,617)        (81,814)
                                                           ----------      ----------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                      99,510
    Principal payments on debt                                (18,146)        (59,854)
    Cash dividends paid                                       (21,518)        (19,636)
    Capital stock issued                                        2,260           1,204
    Capital stock repurchased                                 (35,584)        (40,456)
                                                           ----------      ----------
    Net cash flows used for financing activities              (72,988)        (19,232)
                                                           ----------      ----------

Effect of Exchange Rate Changes on Cash                          (874)           (225)
                                                           ----------      ----------

Increase in Cash and Equivalents                               24,061          24,651
Cash and Equivalents, Beginning of Period                       7,604          11,130
                                                           ----------      ----------
Cash and Equivalents, End of Period                         $  31,665       $  35,781
                                                           ==========      ==========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                 $  14,548       $  14,521
                                                           ----------      ----------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                           (110,871)       (108,823)
    Collections on finance receivables                         79,925          67,963
                                                           ----------      ----------
    Net cash flows used for investing activities              (30,946)        (40,860)
                                                           ----------      ----------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                      53,293          67,150
    Principal payments on debt                                (43,344)        (36,255)
    Advances from (repayments to) information systems           5,966          (5,060)
                                                           ----------      ----------
    Net cash flows provided by financing activities            15,915          25,835
                                                           ----------      ----------

Decrease in Cash and Equivalents                                 (483)           (504)
Cash and Equivalents, Beginning of Period                         920           1,293
                                                           ----------      ----------
Cash and Equivalents, End of Period                         $     437       $    $789
                                                           ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 1997, is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments and items mentioned in Note 5) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  INVENTORIES


                                                                               6/30/98        9/30/97
                                                                             ----------     ----------
Finished products                                                               $58,352        $59,683
Work in process                                                                   5,311          6,256
Raw materials and supplies                                                        6,765          9,706
                                                                             ----------     ----------
Total inventories                                                               $70,428        $75,645
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

(4)  BUSINESS COMBINATIONS
The company purchased Crain-Drummond Inc. in July 1997. In recording the assets and liabilities of this business combination the company accrued the estimated costs to close duplicate facilities of Crain-Drummond. These liabilities included the costs to close two manufacturing and distribution facilities. At June 30, 1998, one of the facilities had been closed. In June the company announced that the remaining facility would be closed in January 1999. During the third quarter of 1998 the company revised these estimates based on updated information and accrued $882 of additional liabilities for costs to exit duplicate facilities. This adjustment was reflected in the allocation of the purchase price and did not effect net income for the quarter. As of the revised July 1, 1997 opening balance sheet, key elements of the costs accrued for exiting duplicate facilities were involuntary termination benefits of $2,665 and relocation costs of $416. Involuntary termination benefits represent severance payments and outplacement services for 171 employees, principally manufacturing employees. Through June 30, 1998, $704 of involuntary termination benefits were paid to 56 employees and $3 of relocation costs were paid. The company recorded the assets of the duplicate facilities as current assets held for sale. As of the revised July 1, 1997 opening balance sheet, these assets of $3,814 were recorded at estimated fair market value less disposal costs. At June 30, 1998 $1,604 of these assets had been sold.

(5)  TAX BENEFITS AND SPECIAL CHARGES
During the third quarter of fiscal year 1998 the company favorably resolved several open tax audits and recorded a gain of $4,910 or $.06 per share. This gain resulted principally from the reversal of tax accruals and was reflected in the income tax provision. The company also reclassified interest accrued for future tax issues from the tax accrual to the interest accrual. The interest reclassification had no effect on net income because higher interest expense to establish the interest accrual was offset by tax benefits from reducing the tax accruals.

Also during the third quarter of fiscal year 1998 the company recorded a pre-tax charge of $7,436. This charge represented the write-off of certain assets, primarily in the automotive systems business, which the company will no longer use or whose asset value was no longer supported by undiscounted cash flows. The charge increased computer systems cost of sales $1,308, business forms cost of sales $505, computer systems selling, general and administrative (SG&A) expenses $4,579 and business forms SG&A expenses $1,044. After income taxes, the charge reduced net income by $4,860 or $.06 per share. The income tax benefit on the special charges charge represented a 34.6% effective tax rate because not all of the charges were tax deductible.

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

Upon adoption of this pronouncement, the company's reportable operating segments will be the Automotive Division, the Business Systems Division and the Healthcare Systems Division. The company will also continue to present financial services as a reportable operating segment. The Automotive Division provides integrated computer systems products and services and business forms to automobile dealers. The Business Systems Division manufactures and distributes printed business forms and systems and provides forms management services to general business markets. The Healthcare Systems Division provides integrated computer systems products and services to both office-based and hospital-based physicians. The company plans to elect early compliance with this pronouncement effective September 30, 1998.

Selected pro forma financial information (including all special charges) for the three and nine months ended June 30, 1998 and 1997.


                                                 Three             Months             Nine             Months
                                          -----------------------------------    ---------------------------------
                                                 1998               1997               1998              1997
                                          ------------------  ---------------    ---------------   ---------------
 AUTOMOTIVE DIVISION
 Net Sales and Revenues                          $188,593         $168,852           $540,855          $504,498
 Gross Profit                                    $100,866          $87,495           $293,342          $268,472
 Operating Income                                 $36,742          $30,321           $116,307          $104,277

 BUSINESS SYSTEMS DIVISION
 Net Sales and Revenues                          $174,088         $153,736           $536,738          $452,420
 Gross Profit                                     $59,598          $56,007           $187,732          $168,576
 Operating Income                                  $7,820           $8,041            $31,616           $33,778

 HEALTHCARE SYSTEMS DIVISION
 Net Sales and Revenues                           $13,554           $7,784            $37,665           $27,486
 Gross Profit                                      $4,745           $1,048            $13,636            $8,257
 Operating Loss                                  $(3,517)        $(17,304)          $(11,013)         $(24,150)

 FINANCIAL SERVICES
 Net Sales and Revenues                            $8,788           $7,787            $25,455           $22,436
 Operating Income                                  $4,682           $4,015            $12,417           $11,667

 ELIMINATION OF INTERSEGMENT SALES                 $(238)            $(99)             $(443)            $(271)

 UNALLOCATED CORPORATE EXPENSES                  $(3,864)         $(4,331)          $(11,508)         $(12,429)

In May the SEC issued guidance requiring companies that present unaudited SFAS No. 131 segment data in interim periods earlier than required, to present information on the same basis for comparable periods of the prior year. Exhibit 99 contains fiscal year 1997 segment data which was not included in previous Form 10-Q filings.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Gains or losses resulting from changes in fair values of derivatives are recorded either as a separate component of shareholders' equity or in the income statement depending upon whether the instruments meet the criteria for hedge accounting. This statement is effective for all fiscal quarters for fiscal years beginning after June 15, 1999 (fiscal year 2000 as to the company). The company has not yet determined the effect of this pronouncement. See the Management's Discussion and Analysis section of this filing for a description of the company's derivative instruments.

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

(8)  CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.

                                                                                                1998              1997
                                                                                           ---------------   ---------------
 INFORMATION SYSTEMS
 Net Income                                                                                       $68,752           $52,049
 Purchased In-Process Research and Development Costs                                                                 11,000
 Depreciation and Amortization                                                                     46,173            44,374
 Deferred Income Taxes                                                                            (5,067)             (344)
 Deferred Income Taxes Transferred to Financial Services                                            1,528             3,945
 Gains on Sales of Assets                                                                           (951)             (172)
 Changes in Operating Assets and Liabilities
     Accounts receivable                                                                          (7,553)             5,872
     Inventories                                                                                    5,305             7,796
     Prepaid expenses and other current assets                                                      2,753           (7,081)
     Intangible and other assets                                                                    5,323             4,336
     Accounts payable                                                                               2,257           (3,248)
     Accrued liabilities                                                                          (5,399)             1,154
     Other liabilities                                                                              2,419             6,241
                                                                                           ---------------   ---------------
 Net Cash Provided by Operating Activities                                                       $115,540          $125,922
                                                                                           ===============   ===============

 FINANCIAL SERVICES
 Net Income                                                                                        $7,405            $6,996
 Deferred Income Taxes                                                                              5,778             9,563
 Deferred Income Taxes Transferred from Information Systems                                       (1,528)           (3,945)
 Changes in Receivables, Other Assets and Other Liabilities                                         2,893             1,907
                                                                                           ---------------   ---------------
 Net Cash Provided by Operating Activities                                                        $14,548           $14,521
                                                                                           ===============   ===============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997 (Dollars in thousands except per share data)


TAX BENEFITS AND SPECIAL CHARGES
In the third quarter of fiscal year 1998 the company favorably resolved several tax audits and recorded a gain of $4,910 or $.06 per share. Recording this gain caused the company to record a lower tax rate for the quarter. The company also reclassified interest accrued for tax issues from the tax accrual to the interest accrual. The interest reclassification had no effect on net income, because higher interest expense to establish the interest accrual was offset by tax benefits from reducing the tax accruals.

Also during the third quarter of fiscal year 1998 the company recorded a pre-tax charge of $7,436. This charge represents the write-off of certain assets, primarily in the automotive systems business, to streamline product offerings. The charge increased computer systems cost of sales $1,308, business forms cost of sales $505, computer systems selling, general and administrative (SG&A) expenses $4,579 and business forms SG&A expenses $1,044. After income taxes, the charge reduced net income by $4,860 or $.06 per share. The income tax benefit on the special charges represented a 34.6% effective tax rate because not all of the charges were tax deductible. Excluding both the effect of special charges and the previously mentioned tax benefits, the effective tax rate was 43.7% for the third quarter and 43.6% for the nine months.

During the third quarter of fiscal 1997 the company recorded a pre-tax charge of $17,063. The charge included $11,000 of in-process research and development costs acquired in connection with the 1997 purchases of Advanced Medical Applications Inc. and Fiscal Information Inc. The balance of the 1997 charge represented the write-off of certain assets, primarily in the automotive systems business. The charge increased computer systems cost of sales $3,934, computer systems SG&A expenses $12,684 and business forms SG&A expenses $445. After income taxes, the charge reduced net income by $12,573 or $.15 per share. The income tax benefit on the special charges represented a 26.3% effective tax rate because not all of the charges were tax deductible.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                            Third Quarter                                            Nine Months
                                ---------------------------------------------       ---------------------------------------------
                                   1998        1997        Change     % Change         1998         1997       Change     % Change
                                --------     --------      -------     ------       ----------   ---------  -----------     -----
AS REPORTED
Revenues                        $384,785     $338,060      $46,725       14%        $1,140,270   $1,006,569 $    133,701     13%
Gross profit                    $165,209     $144,550      $20,659       14%          $494,710     $445,305      $49,405     11%
Operating income                 $41,863      $20,742      $21,121      102%          $137,819     $113,143      $24,676     22%
Net income                       $26,049       $7,278      $18,771      258%           $76,157      $59,045      $17,112     29%
Basic earnings per share           $0.33        $0.09        $0.24      267%             $0.96        $0.72        $0.24     33%
Diluted earnings per share         $0.32        $0.09        $0.23      256%             $0.93        $0.70        $0.23     33%

EXCLUDING 1998 TAX BENEFITS AND 1998 AND 1997 SPECIAL CHARGES
Revenues                        $384,785     $338,060      $46,725       14%        $1,140,270   $1,006,569     $133,701     13%
Gross profit                    $167,022     $148,484      $18,538       12%          $496,523     $449,239      $47,284     11%
Operating income                 $49,299      $37,805      $11,494       30%          $145,255     $130,206      $15,049     12%
Net income                       $25,999      $19,851       $6,148       31%           $76,107      $71,618       $4,489      6%
Basic earnings per share           $0.33        $0.24        $0.09       38%             $0.96        $0.87        $0.09     10%
Diluted earnings per share         $0.32        $0.24        $0.08       33%             $0.93        $0.85        $0.08      9%


Consolidated revenues increased over last year as a result of growth in automotive computer systems revenues and sales from 1997 business combinations. About $32,000 of the third quarter sales growth resulted from the 1997 acquisitions of Crain-Drummond and Fiscal Information. About $117,000 of the year-to-date sales growth resulted from the 1997 acquisitions of Crain-Drummond, Vanier Graphics and Fiscal Information. Excluding the effect of business combinations, sales reflected strong growth in automotive and healthcare systems revenues, partially offset by a decline in business forms sales.

The consolidated gross profit percentage (excluding the effect of special charges) was 44.4% of revenues (excluding financial services revenues) in the third quarter and 44.5% year-to-date, compared to 45.0% and 45.6% last year (also excluding special charges). Computer systems gross profit percentage increased over last year because of the growth in automotive recurring service revenues. Business forms gross profit percentage declined from last year, reflecting the lower margin products acquired in the Crain-Drummond business combination. Excluding Crain-Drummond, the business forms gross profit margins benefited from 1997 restructuring actions, however, this benefit was offset by the effect of lower sales.

Consolidated operating income (excluding special charges) was 12.8% of revenues in the third quarter and 12.7% through nine months compared to 11.2% and 12.9% (also excluding special charges) last year, respectively. Business forms operating margins (excluding special charges) improved over last year in the third quarter because of the benefits of the 1997 restructuring actions and continued progress integrating business combinations. Computer systems operating margins (excluding special charges) increased over last year as automotive systems margins remained strong and healthcare systems operating loss declined.

Annualized return on average shareholders' equity was 26.4%, compared to 20.7% (24.5% excluding 1997 special charges) at June 30, 1997.

COMPUTER SYSTEMS (excluding financial services)

                                          Third Quarter                                     Nine Months
                        ------------------------------------------------   ------------------------------------------------
                            1998        1997      Change      % Change        1998        1997        Change     % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
AS REPORTED
Revenues                  $156,442    $133,375     $23,067           17%     $444,673    $394,836     $49,837           13%
Gross profit               $74,387     $59,649     $14,738           25%     $217,879    $186,987     $30,892           17%
    % of revenues            47.5%       44.7%                                  49.0%       47.4%
SG&A expenses              $57,744     $60,395     ($2,651)          -4%     $158,244    $149,890      $8,354            6%
    % of revenues            36.9%       45.3%                                  35.6%       38.0%
Operating income           $16,643       ($746)    $17,389                    $59,635     $37,097     $22,538           61%
    % of revenues            10.6%       -0.6%                                  13.4%        9.4%

EXCLUDING 1998 AND 1997 SPECIAL CHARGES
Revenues                  $156,442    $133,375     $23,067           17%     $444,673    $394,836     $49,837           13%
Gross profit               $75,695     $63,583     $12,112           19%     $219,187    $190,921     $28,266           15%
    % of revenues            48.4%       47.7%                                  49.3%       48.4%
SG&A expenses              $53,165     $47,711      $5,454           11%     $153,665    $137,206     $16,459           12%
    % of revenues            34.0%       35.8%                                  34.6%       34.8%
Operating income           $22,530     $15,872      $6,658           42%      $65,522     $53,715     $11,807           22%
    % of revenues            14.4%       11.9%                                  14.7%       13.6%



Computer systems revenues grew for the third quarter and nine months as both automotive and healthcare revenues increased over last year. Automotive's third quarter revenues reflected strong growth in both new systems sales and recurring service revenues. The year-to-date sales increase resulted primarily from higher recurring service revenues. Recurring service revenues continued to grow, primarily because of the increased number of ERA software applications supported. Healthcare Systems revenues increased for the third quarter and nine months because of increased new systems sales and the 1997 acquisition of Fiscal Information.

Computer systems gross profit margins (excluding special charges) increased over last year's third quarter primarily because of improvement in healthcare systems gross profit margins as a result of higher sales. Year-to-date the gross profit margins (excluding special charges) increased primarily because of the strong growth of automotive recurring service revenues.

Operating margins (excluding special charges) increased over last year for both the third quarter and the nine months as automotive margins remained strong and healthcare systems operating loss declined. SG&A expenses declined, as a percentage of revenues, in part because of benefits from the 1997 restructuring.

BUSINESS FORMS

                                          Third Quarter                                     Nine Months
                        ------------------------------------------------   ------------------------------------------------
                            1998        1997      Change      % Change        1998        1997        Change     % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                  $219,555    $196,898     $22,657           12%     $670,142    $589,297     $80,845           14%
Gross profit               $90,822     $84,901      $5,921            7%     $276,831    $258,318     $18,513            7%
    % of revenues            41.4%       43.1%                                  41.3%       43.8%
SG&A expenses              $70,284     $67,428      $2,856            4%     $211,064    $193,939     $17,125            9%
    % of revenues            32.0%       34.2%                                  31.5%       32.9%
Operating income           $20,538     $17,473      $3,065           18%      $65,767     $64,379      $1,388            2%
    % of revenues             9.4%        8.9%                                   9.8%       10.9%

EXCLUDING 1998 AND 1997 SPECIAL CHARGES
Revenues                  $219,555    $196,898     $22,657           12%     $670,142    $589,297     $80,845           14%
Gross profit               $91,327     $84,901      $6,426            8%     $277,336    $258,318     $19,018            7%
    % of revenues            41.6%       43.1%                                  41.4%       43.8%
SG&A expenses              $69,240     $66,983      $2,257            3%     $210,020    $193,494     $16,526            9%
    % of revenues            31.5%       34.0%                                  31.4%       32.8%
Operating income           $22,087     $17,918      $4,169           23%      $67,316     $64,824      $2,492            4%
    % of revenues            10.1%        9.1%                                  10.0%       11.0%

Business forms revenues rose for the third quarter and nine months because of the 1997 Crain-Drummond and Vanier Graphics business combinations which contributed about $30,000 to third quarter's sales growth and $108,000 to the year-to-date sales increase. Excluding the effect of business combinations, sales volumes declined from last year. During the third quarter paper manufacturers lowered paper prices several times. While this had little effect on third quarter sales, it could negatively effect fourth quarter sales as the lower paper costs are reflected in customer prices.

The decline in gross profit margins from last year resulted primarily from lower gross profit margins of Crain-Drummond. The company did benefit from 1997 restructuring actions, however, this benefit was largely offset by lower sales (excluding business combinations). Changes to the cost of paper had little effect on third quarter gross profit margins. The company expects that the profit impact of lower paper costs will be offset by lower business forms sales prices in the fourth quarter.

Business forms operating margin (excluding special charges) exceeded last year for the third quarter, but remained behind last year through nine months. During the first nine months of the fiscal year the company closed four manufacturing plants and incurred relocation and training expenses. These costs could not be accrued as part of the 1997 restructuring charge under existing accounting pronouncements. The company also incurred acquisition integration expenses for Duplex Products, Vanier Graphics and Crain-Drummond. These plant closing and integration expenses totaled about $500 in the third quarter and $3,300 through nine months. SG&A expenses declined as a percentage of sales for both the quarter and nine months primarily because of the effects of the business combinations which provided revenue growth and lower SG&A expenses as a percentage of sales. The company further reduced SG&A expenses, as a percentage of revenues, by eliminating duplicate administrative functions.



FINANCIAL SERVICES

                                         Third Quarter                                     Nine Months
                        ------------------------------------------------   ------------------------------------------------
                              1998        1997      Change     % Change          1998        1997      Change     % Change
                        -----------  ----------  ----------  -----------   -----------  ----------  ----------  -----------
Revenues                    $8,788      $7,787      $1,001           13%      $25,455     $22,436      $3,019           13%
Operating income            $4,682      $4,015        $667           17%      $12,417     $11,667        $750            6%
    % of revenues            53.3%       51.6%                                  48.8%       52.0%


Average finance receivables increased 15% over last year because of the continued high level of new computer systems sales. Financial services revenues grew because of interest earned on the higher receivables balances. Average interest rates declined slightly as interest rates on new receivables were less than those for maturing receivables.

Financial services interest rate spread remained strong, exceeding 3% during the first nine months of fiscal year 1998. This interest rate spread declined slightly from last year because of higher borrowing rates in addition to the previously mentioned change in the receivables portfolio. Operating income grew at a slower rate than revenues because of the reduced interest rate spread and higher bad debt expenses recorded to maintain an adequate reserve for the growing receivables portfolio.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first nine months of fiscal year 1998 the company did not enter into any new interest rate management agreements.


LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems continued to provide strong cash flow from operating activities during the first nine months of the fiscal year. Operating cash flow was $115,540 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures and capitalized software of $25,791. Capital expenditures in the ordinary course of business are anticipated to be about $35,000 in fiscal year 1998.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 30.9% at June 30, 1998 and 34.5% at September 30, 1997. Remaining credit available under existing revolving credit agreements was $105,200 at June 30, 1998. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1998 normal operations.

During the second quarter of fiscal year 1998 the company issued $70,000 of medium-term notes and repaid short-term borrowings of financial services. Debt maturities ranged from one to four years and interest rates ranged from 5.875% to 6.12%. This debt continues to be reported with financial services notes payable.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of August 10, 1998, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

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

The company has conducted an active share repurchase program during recent years to provide increased returns to shareholders. During the third quarter of fiscal year 1998, the company repurchased 1,100,000 Class A common shares for $22,120 ($20.11 per share). During the first nine months of fiscal year 1998, the company repurchased 1,800,000 Class A common shares for $35,584 ($19.77 per share). As of June 30, 1998 the company could repurchase an additional 1,369,800 Class A common shares under existing board of directors' authorizations.

YEAR 2000 COMPLIANCE
The company has assessed potential year 2000 effects on its internal computer systems, systems provided to customers and other systems such as HVAC and security systems, including systems provided by third-party vendors. Detailed plans have been prepared to address year 2000 issues with software development scheduled to be completed by December 1998 in most instances. As of June 30, 1998, about 40% of the company's internal systems and systems provided to customers (including software from third party vendors) have been modified and determined to be year 2000 compliant. In July 1998, the company released a year 2000 compliant version of its ERA system for automobile dealers. Through June 30, 1998 the company has spent about $4,500 on year 2000 compliance efforts. In fiscal year 1998 these costs, consisting primarily of internal development and consulting costs, were about $1,400 in the third quarter and $3,600 year-to-date. The company estimates that the total costs (including costs already incurred) to make all systems year 2000 compliant will be about $15,000. However, there can be no assurance that the company will not incur unanticipated costs or systems interruptions which could have a material adverse effect on the company's business, financial condition or results of operations.

ACCOUNTING STANDARDS
See Note 6 to the Consolidated Financial Statements for a discussion of accounting pronouncements not yet adopted by the company.

ENVIRONMENTAL MATTER
See Note 7 to the Consolidated Financial Statements for a discussion of an environmental contingency.

                           PART II - OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                      (27) Financial Data Schedules

                      (99)  Selected SFAS No. 131 Segment Data

             (b)      Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               THE REYNOLDS AND REYNOLDS COMPANY




Date  August 11, 1998          /s/ David R. Holmes
     ----------------          ----------------------------------
                               David R. Holmes
                               Chairman of the Board, President and
                               Chief Executive Officer

Date  August 11, 1998          /s/ Dale L. Medford
     ----------------          ----------------------------------
                               Dale L. Medford
                               Vice President, Corporate Finance and
                               Chief Financial Officer