Form 10-K405
period 1998-09-30
REYNOLDS & REYNOLDS CO
filed 1998-12-28
CIK 83588

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                           COMMISSION FILE NO. 1-10147


                        THE REYNOLDS AND REYNOLDS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                      31-0421120
    ------------------------              ---------------------------------
    (State of Incorporation)              (IRS Employer Identification No.)


                             115 SOUTH LUDLOW STREET
                               DAYTON, OHIO 45402
                    ----------------------------------------
                    (Address of principal executive offices)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (937) 485-2000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


CLASS A COMMON SHARES (NO PAR VALUE)            NEW YORK STOCK EXCHANGE
------------------------------------        ------------------------------
        (Title of class)                    (Exchange on which registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                ----------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No     .
                                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. X
                                                -----

The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of December 1, 1998, was $1,612,888,755.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 1998:

   Class A Common Shares: 77,439,364 (exclusive of 14,796,192 Treasury shares)
                        Class B Common Shares: 20,000,000


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of Proxy Statement for 1999 Annual Meeting of Shareholders

                                     PART I
                             (Dollars in thousands)

ITEM 1.  BUSINESS

The Reynolds and Reynolds Company, founded in 1866 and an Ohio corporation since 1889 (the "company"), operates principally in two business segments: the Automotive Division and the Business Systems Division.

                               AUTOMOTIVE DIVISION

During the late 1920s, the company created a niche in the automotive market by manufacturing and selling standardized business forms for automobile dealerships across the United States. Then, in the mid-1960s the company leveraged its strong relationships with automobile dealers and manufacturers, and its knowledge of the automotive industry by applying that knowledge to develop automated accounting solutions for automobile dealerships. Over the next three decades, the company moved from those early simple batch systems to its current extensive portfolio of information management solutions for automotive retailers and manufacturers. During 1998 the company created special teams to address the unique information management needs of the growing enterprise segment of the retail automotive market. Integrated hardware, software and data communications systems; e-commerce solutions; a complete line of paper-based and electronic business forms; integrated document management systems; ongoing customer service and support; and a full suite of consulting and training services comprise the automotive-focused products and services offering. The company owns a 26.5% interest in Kalamazoo Computer Group plc, a Great Britain based leading supplier of information management systems to the automotive retail market in Europe.

These products and services are provided through the company's sales and service personnel located in about 180 offices in the United States and Canada.


                            BUSINESS SYSTEMS DIVISION

Although the company served the business forms needs of the general business market ever since its founding in 1866, it did not seriously expand its coverage of that market until the acquisition of The Arnold Corporation in 1986. Since that time, the company has further expanded its position through internal growth and acquisitions, most notably the acquisitions of Duplex Products Inc. (1996), Vanier Graphics (1996) and Crain-Drummond (1997). While printed business forms remain its leading source of revenue, this business is moving beyond its traditional paper-based solutions to higher value-added and technology-enhanced solutions for medium to large-sized organizations. Key to the division's offerings is the Reynolds Advantage Network (RAN), a fully integrated client-server solution which includes Customer Advantage, an Internet-based document management service. RAN facilitates document procurement, document management and work process optimization for the company's customers. These permit customers to outsource non-strategic activities, streamline document systems, reduce inventory burdens and improve organizational efficiency. Other products and services include applied document solutions such as laser-print solutions, labels, digital printing and mailers; other document management services including outsourcing, document storage, fulfillment, flexible billing and reporting; and electronic document solutions including business process consulting, electronic forms, document automation solutions, electronic print and mail services, and other business communication services.

The division operates 23 business forms manufacturing facilities in the United States and Canada.


                               FINANCIAL SERVICES

Through its wholly-owned subsidiary, Reyna Capital Corporation, the company provides financing services to automotive dealers throughout the United States and Canada who wish to invest in the acquisition of one of the Automotive Division's computerized dealer management systems. Reyna's portfolio also includes a number of leases for computer systems previously offered by the Healthcare Systems Division. (See next paragraph.)

                           HEALTHCARE SYSTEMS DIVISION

In September 1998, the company's board of directors approved a plan to sell this business unit which had provided computer systems products and services to both hospital-based and office-based physicians. See Management Discussion and Analysis (Part II, ITEM 7) on page 8 and Note 2 to the Consolidated Financial Statements on page 37 for more information on this divestiture.


                      FINANCIAL INFORMATION ABOUT SEGMENTS
                       AND FOREIGN AND DOMESTIC OPERATIONS

See Note 13 to the Consolidated Financial Statements on page 50 for financial and descriptive information about the business segments described above, including information about foreign and domestic operations and export sales.


                                  NEW PRODUCTS

New products and services introduced by the company's AUTOMOTIVE DIVISION include: ERA2, a new dealership information system; ERA ConsumerLink(TM), a decision-support and marketing tool that gives dealership staff instant access to all information available on each customer; ERA Intellipath(TM), a laser printing and document delivery system that allows business communications to be routed automatically to all appropriate destinations within the dealership, throughout the enterprise and to the customer; ERALink(TM), an information access tool that allows dealership staff to access ERA2 systems with personal computers and download data directly to popular PC applications such as spreadsheets and word processors; and LEASELink(TM), made possible with the company's partnership with Lease Marketing Ltd., one of the industry's leading providers of electronic leasing systems whereby the company will interface that software with its ERA2 system.

New products and services introduced by the company's BUSINESS SYSTEMS DIVISION include the establishment of an Electronic Document Solutions Group, a new business unit offering customers electronic forms, print-and-mail and automated data collection services; Customer Advantage enhancements giving users access to electronic print-on-demand and "fill-in" forms through their web browsers; Automated Identification Services, which are electronic document solutions that use digital camera technology to automate high-speed, real-time verification and quality inspection of critical documents such as checks and statements; and E-Merge(R), an output management system for generating enterprise-wide documents, which accepts variable print data from virtually any software application, combines it with electronic forms and outputs high-quality documents on laser printers located anywhere in an organization.


                                  RAW MATERIALS

Computer hardware and peripherals are essential to the company's Automotive Division. It purchases these products from a variety of suppliers. The hardware platform for the ERA system is supplied by Silicon Graphics, Inc. If this source of supply were to be interrupted, some delay would occur in converting to a new platform. The company historically has not experienced difficulties in obtaining hardware and peripherals, nor does it reasonably foresee difficulty in obtaining them in the future on competitive terms and conditions.

An adequate supply of paper products is essential to the manufacture of the company's business forms product line. The company obtains those products from a major supplier and historically has not experienced difficulties in obtaining them, nor does it reasonably foresee difficulty in obtaining them in the future on competitive terms and conditions.

Through its supply management initiative, the company from time to time has realized substantial savings by consolidating its purchases of goods and services with a single supplier. While there is some risk in being dependent on a single supplier, the company believes if one of those single sources of supply were to be interrupted for whatever reason, the goods and services would be available from an alternate source of supply on competitive terms and conditions.


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


                                   COMPETITION

The company's Automotive Division is North America's leading provider of information management solutions to automotive retailers. The division's main competitor is Automatic Data Processing, Inc., whose assets and financial resources substantially exceed those of the company. Together, the two vendors provide a significant share of the information management systems for automotive retailers in the United States and Canada. The company's automotive forms business has a leading market share position but experiences energetic competition from local printing brokers and regional printers across the United States and Canada.

The company's Business Systems Division is one of four large North American business forms and document management services providers, some of whom have assets and resources greater than those of the company. Even when combined, those four companies have less than a majority share of the document services business in the general business market, which is also served by a large number of local and regional brokers and printers.

The company believes it competes in both business segments by providing high value-added products, services and solutions that satisfy market needs and use current technology to provide additional value and to improve price and performance. By specializing in a particular niche market, the Automotive Division has emphasized reliable and responsive service, broad industry knowledge and long-term relationships to meet customer needs more effectively.

While no single customer accounts for five percent or more of the revenues of either of the two business segments, the company does have several significant customers whose loss, in the aggregate, could be material to the Business Systems Division. The company believes that the likelihood of losing all such customers is remote.


                                     BACKLOG

AUTOMOTIVE DIVISION: The backlog represents unbilled computer systems or upgrades which have not yet been shipped to customers. At December 1, 1998, the dollar value of the product backlog, including software license fees, is estimated to be $27,944 compared with $27,377 last year.

BUSINESS SYSTEMS DIVISION: The company manufactures several thousand different types of standard and custom business forms. At December 1, 1998, the dollar value of the printing backlog is estimated to be $41,592 compared with $37,281 last year. The company expects this backlog and the backlog of the Automotive Division to be filled during the coming fiscal year.

                            RESEARCH AND DEVELOPMENT

During fiscal 1998 the company continued its research and development to deliver new and enhanced solutions for customers in the automotive and general business markets. Expenditures for those activities were approximately $46,588 in 1998, $43,052 in 1997 and $24,439 in 1996.


                            ENVIRONMENTAL PROTECTION

The company believes that it is in substantial compliance with all applicable federal, state and local statutes concerning environmental protection. The company has not experienced any material costs in this regard. The U.S. Environmental Protection Agency has designated the company as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act at one environmental remediation site. (See Note 14 to the Consolidated Financial Statements, page 52.)


                                    EMPLOYEES

On September 30, 1998, the company and its subsidiaries employed 9,152 persons.

ITEM 2.  PROPERTIES

As of September 30, 1998, the company operated 16 forms manufacturing plants in the United States and 7 in Canada encompassing approximately 2.3 million square feet. Of those, approximately 1.4 million square feet are owned outright by the company. The remaining .9 million square feet are leased. Corporate headquarters and the respective division headquarters are located in Dayton, Ohio in several buildings owned by the company which contain more than .5 million square feet. In addition, the company leases approximately 180 sales offices and 30 warehouses throughout the country.

Most printing and other equipment used in the manufacture of business forms is owned by the company and its subsidiaries.

Although the company believes its properties are in good condition and adequate for current activities, there is always room for improvement. As a consequence, in early 1999 the company will complete the first phase of a new Dayton facility (240,000 square feet) for its operating divisions. The new campus will provide an environment that fosters high-level creative thinking and enhances the company's ability to attract and retain a very high quality workforce. See Note 1 to the Consolidated Financial Statements on page 36 under the heading "Lease Obligations."

 See Note 4 to the Consolidated Financial Statements on page 38 regarding assets held for sale.

ITEM 3.  LEGAL PROCEEDINGS

Relevant information appears in Note 14 to the Consolidated Financial Statements on page 52.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

                  (Dollars in thousands except per share data)

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The company's Class A Common Shares are listed on the New York Stock Exchange. There is no principal market for the Class B Common Shares. The company also has an authorized class of 60 million preferred shares with no par value. As of the filing of this report, the company currently has no agreements or commitments with respect to the sale or issuance of the preferred shares except as described in Note 8 to the Consolidated Financial Statements, page 43.

Information on market prices and dividends is set forth below:

                       CLASS A COMMON SHARES SALE PRICES

                               1998                          1997
                               ----                          ----
Fiscal Quarter            High        Low              High         Low
--------------            ----        ---              ----         ---
    First                $21.00      $17.00           $27.88       $25.50
    Second               $22.25      $17.69           $29.38       $23.88
    Third                $23.88      $16.88           $24.75       $15.63
    Fourth               $18.50      $12.63           $21.31       $16.38


                              CASH DIVIDENDS PAID

                           Class A Common                   Class B Common
                          ----------------               -------------------
    Months                1998        1997               1998           1997
    ------                ----        ----               ----           ----
   January                $.09        $.08              $.0045          $.004
   April                  $.09        $.08              $.0045          $.004
   June                   $.09        $.08              $.0045          $.004
   September              $.09        $.08              $.0045          $.004



As of December 1, 1998, there were approximately 3,857 holders of record of Class A Common Shares and one holder of record of Class B Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA

                                         FIVE-YEAR SELECTED FINANCIAL DATA

                                   (Dollars in thousands except per share data)
For The Years Ended September 30                             1998            1997            1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net Sales and Revenues
   Information systems                                 $1,451,466      $1,314,956      $1,033,369      $856,984      $771,114
   Financial services                                      34,497          30,383          26,263        22,311        19,488
                                                       ----------      ----------      ----------      --------      --------
   Total net sales and revenues                        $1,485,963      $1,345,339      $1,059,632      $879,295      $790,602
                                                       ==========      ==========      ==========      ========      ========
Income from Continuing Operations                      $  113,556      $   80,491      $   99,100      $ 81,052      $ 66,844
   Basic earnings per common share                     $     1.43      $      .99      $     1.20      $    .97      $    .78
   Diluted earnings per common share                   $     1.40      $      .96      $     1.16      $    .95      $    .76
Net Income                                             $  103,107      $   59,219      $   93,738      $ 78,594      $ 66,204
   Basic earnings per common share                     $     1.30      $      .73      $     1.14      $    .94      $    .77
   Diluted earnings per common share                   $     1.27      $      .70      $     1.10      $    .92      $    .76
Return on Equity                                             26.8%           16.1%           26.6%         25.1%         23.8%
Cash Dividends Per Class A Common Share                $      .36      $      .32      $      .25      $    .20      $   .165
Book Value Per Outstanding Common Share                $     5.14      $     4.55      $     4.55      $   4.01      $   3.47
Assets
   Information systems                                 $  746,561      $  729,335      $  610,362      $489,501      $430,592
   Financial services                                     411,159         373,175         313,282       265,965       204,107
                                                       ----------      ----------      ----------      --------      --------
   Total assets                                        $1,157,720      $1,102,510      $  923,644      $755,466      $634,699
                                                       ==========      ==========      ==========      ========      ========
Long-Term Debt
   Information systems                                 $  161,541      $  170,150      $   84,601      $ 41,443      $ 41,014
   Financial services                                     145,460         137,455          93,589        92,425        76,638
                                                       ----------      ----------      ----------      --------      --------
   Total long-term debt                                $  307,001      $  307,605      $  178,190      $133,868      $117,652
                                                       ==========      ==========      ==========      ========      ========
Number of Employees                                         9,152           9,138           7,544         6,036         5,478

INFORMATION SYSTEMS (excluding Financial Services)
Current Ratio                                                1.88            1.57            1.62          1.50          1.95
Net Property, Plant and Equipment                      $  174,226      $  188,501      $  167,667      $128,462      $117,485
Total Debt                                             $  168,366      $  191,526      $   99,092      $ 51,649      $ 41,301
Total Debt to Capitalization                                 29.4%           34.5%           21.0%         13.4%         12.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (In thousands except per share data)

SIGNIFICANT EVENTS

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that a public enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. Early in 1998, the company determined that its reportable operating segments under the new pronouncement would be Automotive, Business Systems, Healthcare Systems and Financial Services. Automotive, Business Systems and Healthcare Systems operate as independent divisions with separate management, operations and sales personnel, different customers and their own unique products and services. Financial Services will continue to be reported as a separate segment because, as a financing operation, it has a much different financial profile than other divisions. Financial information for the new operating segments was presented throughout the year, as supplemental information, in the company's reports on Form 10-Q, filed with the Securities and Exchange Commission. Effective July 1, 1998, the company formally adopted SFAS Statement No. 131 and released earnings in a format consistent with the new reporting requirements. The 1998 financial statements and the following discussion have been presented in conformity with the new segment structure. Prior financial information has also been restated to conform to the new segment structure. See Note 13 to the Consolidated Financial Statements for more information on business segments.

DISCONTINUED OPERATIONS

In September 1998, the company's board of directors approved a plan to discontinue operations of the company's Healthcare Systems segment. This separate division provided computer systems products and services to hospital-based and office-based physicians. Net sales and revenues were $48,226 in 1998, $40,346 in 1997 and $40,811 in 1996. Operating losses were $16,700 in
1998, $32,055 in 1997 and $8,215 in 1996. Operating losses in 1997 included restructuring and special charges of $13,075. The 1998 operating results of Healthcare Systems have been segregated from continuing operations and reported as discontinued operations on a separate line in the consolidated statement of income. Prior financial statements have been restated to present the operating results of Healthcare Systems as discontinued operations.

In October 1998, the company sold essentially all net assets of Healthcare Systems to InfoCure Corporation for about $50,000. The proceeds consisted of about $40,000 in cash with the balance in subordinated notes. The company expects to record a gain on the sale of about $.07 per share in the first quarter of fiscal year 1999. See Note 2 to the Consolidated Financial Statements for more information on discontinued operations.

RESTRUCTURING AND SPECIAL CHARGES

During fiscal year 1997 the company recorded pretax charges of $49,241 consisting of a $25,339 restructuring charge ($1,427 included in discontinued Healthcare Systems operations) and $23,902 of other special charges ($11,648 included in discontinued Healthcare Systems operations). After income taxes, the restructuring and special charges reduced net income by $34,078 or $.41 per share. The income tax benefit on the combined charges represented a 30.8% effective income tax rate because not all of the charges were tax deductible. See Note 3 to the Consolidated Financial Statements for more information on restructuring and special charges.

BUSINESS COMBINATIONS

In fiscal year 1997, the company's Business Systems Division purchased two sizable business forms and document management services companies. On July 2, 1997, the company purchased the outstanding shares of Canadian-based Crain-Drummond Inc. from UARCO, a subsidiary of Settsu Corporation of Osaka, Japan. Effective

December 31, 1996, the company purchased substantially all net assets of Vanier Graphics Corporation from American Business Products. Crain-Drummond and Vanier Graphics provide document outsourcing, document management and work optimization services to customers in Canada and the United States, respectively. The combined annual revenues of these two businesses were about $261,000 in fiscal year 1996. The company retained about $190,000 of these sales.

On May 20, 1996, the company purchased the outstanding shares of Duplex Products Inc. Duplex provides business forms and labels, electronic printing and mailing services, document management services, forms automation solutions and process analysis to customers throughout the United States. At the time of the acquisition, Duplex's annual sales rate was about $230,000. The company retained about $200,000 of Duplex sales, as expected. The company also purchased one additional business forms company in fiscal year 1996 with annual sales of about $50,000. See Note 4 to the Consolidated Financial Statements for additional disclosures about the company's business combinations.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY
                                                                             1998 vs. 1997          1997 vs. 1996
                                    1998           1997          1996            Change                Change
--------------------------------------------------------------------------------------------------------------------
AS REPORTED
Net sales and revenues        $1,485,963     $1,345,339    $1,059,632     $140,624       10%     $285,707       27%
Gross profit                    $651,946       $596,441      $494,401      $55,505        9%     $102,040       21%
Operating income                $203,355       $158,101      $173,040      $45,254       29%    ($14,939)       -9%
Net income                      $103,107        $59,219       $93,738      $43,888       74%    ($34,519)      -37%
Basic earnings per share           $1.30          $0.73         $1.14        $0.57       78%      ($0.41)      -36%
Diluted earnings per share         $1.27          $0.70         $1.10        $0.57       81%      ($0.40)      -36%

EXCLUDING 1997 RESTRUCTURING AND SPECIAL CHARGES
Net sales and revenues        $1,485,963     $1,345,339    $1,059,632     $140,624       10%     $285,707       27%
Gross profit                    $651,946       $600,502      $494,401      $51,444        9%     $106,101       21%
Operating income                $203,355       $190,417      $173,040      $12,938        7%      $17,377       10%
Net income                      $103,107        $93,297       $93,738       $9,810       11%       ($441)        0%
Basic earnings per share           $1.30          $1.15         $1.14        $0.15       13%        $0.01        1%
Diluted earnings per share         $1.27          $1.11         $1.10        $0.16       14%        $0.01        1%


Consolidated net sales and revenues were a new record for the company in 1998 and increased for the eighth consecutive year. About $110,000 of 1998 sales growth and $221,000 of the 1997 sales increase resulted from business combinations in the Business Systems Division. Excluding the effect of business combinations, consolidated net sales and revenues increased 2% in 1998 as Automotive's 9% revenue growth was partially offset by Business Systems' lower sales. In 1997, consolidated net sales and revenues grew 6%, excluding the effect of business combinations, with Automotive's revenues rising 8% and Business Systems' sales increasing 3%.

Consolidated gross profit represented 44.9% of information systems revenues (excluding Financial Services) in 1998, compared to 45.4% in 1997 and 47.8% in 1996. Gross profit margins declined from 1996 to 1998 primarily as a result of Business Systems business combinations. The businesses acquired had lower gross profit margins than the company's Business Systems Division. Automotive gross profit margins were essentially flat during 1996 - 1998.

As a percentage of revenues, consolidated operating income was 13.7% in 1998, compared to 11.8% in 1997 (14.2% excluding 1997 restructuring and special charges) and 16.3% in 1996. The decline in operating profit percentages (excluding 1997 restructuring and special charges) resulted primarily from including the lower operating margins of the previously mentioned Business Systems business combinations. Automotive operating margins remained strong, reaching nearly 22% in 1998, and provided about 80% of 1998's consolidated operating income.

Interest expense was $15,196 in 1998, $10,443 in 1997 and $5,778 in 1996. The
increase in interest expense was primarily the result of higher debt balances used to fund Business Systems business combinations. In 1998, the company borrowed to finance the July 1997 purchase of Crain-Drummond. In 1997, the company completed a public debt offering by issuing $100,000 of notes to permanently finance the purchase of Duplex Products and Vanier Graphics. Other charges increased in 1998 and 1997, compared to 1996, because of the company's 1997 purchase of an equity interest in Kalamazoo Computer Group plc. See Note 1 to the Consolidated Financial Statements for additional disclosures about the company's investment in Kalamazoo.

The effective income tax rate was 39.6% in 1998, compared to 45.5% in 1997 and 41.9% in 1996. Excluding the following items, the comparable tax rates were 43.0% in 1998, 42.9% in 1997 and 42.5% in 1996. The 1998 tax rate reflected a
$4,910 gain from the favorable resolution of several tax audits in the third quarter of fiscal year 1998. The 1997 tax rate included the effect of nondeductible restructuring and special charges. The 1996 tax rate included benefits of certain tax credits, which did not repeat in 1997.

In 1998, net income and earnings per common share (diluted) set a new record for the company as net income topped $100,000 for the first time. Also contributing to earnings per share were fewer average shares outstanding, primarily as a result of the company's share repurchase program. In fiscal year 1998, return on average shareholders' equity also reached a new high of 26.8%, compared to 24.2% in 1997 (excluding the effect of restructuring and special charges) and 26.6% in 1996.

AUTOMOTIVE
                                                                           1998 vs. 1997          1997 vs. 1996
                                   1998           1997          1996           Change                Change
------------------------------------------------------------------------------------------------------------------
AS REPORTED
Net sales and revenues         $741,858       $681,145      $631,779      $60,713        9%     $49,366        8%
Gross profit                   $400,521       $363,217      $340,294      $37,304       10%     $22,923        7%
    % of revenues                  54.0%          53.3%         53.9%
SG&A expenses                  $239,663       $223,077      $207,387      $16,586        7%     $15,690        8%
    % of revenues                  32.3%          32.7%         32.9%
Restructuring charge                 $0        $14,895            $0
    % of revenues                                 2.2%
Operating income               $160,858       $125,245      $132,907      $35,613       28%    ($7,662)       -6%
    % of revenues                  21.7%          18.4%         21.0%

EXCLUDING 1997 RESTRUCTURING AND SPECIAL CHARGES
Net sales and revenues         $741,858       $681,145      $631,779      $60,713        9%     $49,366        8%
Gross profit                   $400,521       $367,278      $340,294      $33,243        9%     $26,984        8%
    % of revenues                  54.0%          53.9%         53.9%
SG&A expenses                  $239,663       $219,911      $207,387      $19,752        9%     $12,524        6%
    % of revenues                  32.3%          32.3%         32.9%
Operating income               $160,858       $147,367      $132,907      $13,491        9%     $14,460       11%
    % of revenues                  21.7%          21.6%         21.0%

In 1998 and 1997, Automotive revenues increased because of strong growth of computer services and systems revenues which more than offset a slight decline in Automotive business forms sales. Computer services revenues increased 15% in 1998 and 14% in 1997 primarily because of the increased number of software applications supported. Computer systems sales increased 9% in 1998 primarily because of higher sales volume of ERA dealer management systems and electronic parts catalogs. A portion of the higher sales volume resulted from customers replacing systems that were not year 2000 qualified. In 1997, computer systems sales increased 7% primarily because of increased sales volume of Document Management, SalesVision and Kiosk systems. Automotive business forms sales declined slightly each year because of lower volume, primarily caused by the shift to laser printing. The company includes its laser printing equipment and support revenues in computer systems products and services, respectively, and related forms and supplies sales in business forms products. In 1998, laser revenues, while still relatively small, continued to grow. Management expects the shift from printed forms to laser printing to continue.

Gross profit percentages were essentially flat in fiscal year 1998 compared to last year (excluding 1997 restructuring and special charges). In 1997, an increase in forms margins essentially offset a decline in computer margins.

Operating margins remained strong, exceeding 21% for each of the three years (excluding 1997 restructuring and special charges). Operating margins improved from 1996 as selling, general and administrative (SG&A) expenses declined as a percentage of revenues.

BUSINESS SYSTEMS
                                                                           1998 vs. 1997         1997 vs. 1996
                                  1998            1997          1996          Change                 Change
------------------------------------------------------------------------------------------------------------------
AS REPORTED
Net sales and revenues        $710,221        $634,172      $401,916     $76,049       12%     $232,256       58%
Gross profit                  $251,425        $233,224      $154,107     $18,201        8%      $79,117       51%
    % of revenues                 35.4%           36.8%         38.3%
SG&A expenses                 $209,227        $189,337      $115,112     $19,890       11%      $74,225       64%
    % of revenues                 29.5%           29.9%         28.6%
Restructuring charge                $0          $3,866            $0
    % of revenues                                 0.6%
Operating income               $42,198         $40,021       $38,995      $2,177        5%       $1,026        3%
    % of revenues                  5.9%            6.3%          9.7%

EXCLUDING 1997 RESTRUCTURING AND SPECIAL CHARGES
Net sales and revenues        $710,221        $634,172      $401,916     $76,049       12%     $232,256       58%
Gross profit                  $251,425        $233,224      $154,107     $18,201        8%      $79,117       51%
    % of revenues                 35.4%           36.8%         38.3%
SG&A expenses                 $209,227        $188,160      $115,112     $21,067       11%      $73,048       63%
    % of revenues                 29.5%           29.7%         28.6%
Operating income               $42,198         $45,064       $38,995    ($2,866)       -6%       $6,069       16%
    % of revenues                  5.9%            7.1%          9.7%

In fiscal years 1998 and 1997, business systems revenues rose primarily because of the effect of business combinations which contributed about $110,000 and $221,000 of the sales increase in 1998 and 1997, respectively. Excluding the effect of the business combinations, sales declined about 5% in 1998 because of reduced volume and lower sales prices. Sales prices were lowered to reflect declining paper costs. In 1997 sales increased 3%, excluding the effect of business combinations, primarily as a result of higher volume.

Business Systems gross profit percentage declined in both 1998 and 1997 primarily because of including lower gross profit margins of businesses acquired (Duplex Products, Crain-Drummond and Vanier Graphics). In 1998, paper costs declined. Gross profit margins were relatively unaffected by the 1998 decline in paper costs because the company lowered sales prices a comparable amount. Paper costs were relatively stable during most of 1997.

SG&A expenses increased substantially over the three-year period because of the three significant business combinations previously mentioned. In 1998, SG&A expenses, as a percentage of revenues, were slightly less than 1997 (excluding 1997 restructuring and special charges). In 1997 (excluding 1997 restructuring and special charges), SG&A expenses increased, as a percentage of revenues, as a result of higher acquisition integration expenses and software development costs.

Operating margins declined in fiscal years 1998 and 1997 (excluding 1997 restructuring and special charges) primarily because of including lower margins of businesses acquired. In 1998, declining sales (excluding business combinations) also contributed to lower operating margins.

FINANCIAL SERVICES
                                                                            1998 vs. 1997          1997 vs. 1996
                                   1998           1997          1996            Change                 Change
--------------------------------------------------------------------------------------------------------------------
Net sales and revenues          $34,497        $30,383       $26,263       $4,114        14%      $4,120        16%
Operating income                $16,546        $15,101       $14,445       $1,445        10%        $656         5%
    % of revenues                  48.0%          49.7%         55.0%


Average finance receivables grew 14% in 1998 and 19% in 1997 as a result of strong computer systems sales. Financial Services revenues grew significantly each of the last two years because of the increased receivables balances. The average interest rate earned on the receivables portfolio declined slightly in both 1998 and 1997 because interest rates on new receivables were less than those for maturing receivables.

Financial Services' interest rate spread remained strong at 3.2% in 1998, compared to 3.5% in 1997 and 3.7% in 1996. The decline in the interest rate spread resulted from slightly higher borrowing rates in addition to the previously mentioned change in the receivables portfolio. Bad debt expenses were $2,395 in 1998, $1,600 in 1997 and $500 in 1996. The increased bad debt expense relates primarily to growth in the receivables portfolio and a slight increase in known and expected write-offs.

LIQUIDITY AND CAPITAL RESOURCES

INFORMATION SYSTEMS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)

Information systems continued to provide strong cash flow from operating activities in fiscal year 1998. Operating cash flow was $146,248 in 1998 compared to $149,325 in 1997. Fiscal year 1998's operating cash flow resulted primarily from net income adjusted for noncash charges, such as depreciation and amortization. This strong cash flow funded the company's investments for normal operations including capital expenditures of $34,266. Fiscal year 1999 capital expenditures in the ordinary course of business are anticipated to be about $45,000. See the shareholders' equity caption of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS

Financial Services' operating cash flow, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 29.4% at September 30, 1998 and 34.5% at September 30, 1997. Remaining credit available under a revolving credit agreement was $129,500 at September 30, 1998. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1999 normal operations.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. These cash flows resulted primarily from income, of which Automotive generates about 80% of the total. Automotive's strong cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund Financial Services' receivables and business combinations. In fiscal year 1997, the company filed a shelf registration statement with the SEC whereby the company can issue up to $300,000 of notes. Through September 30, 1998, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond fiscal year 1999. See Note 7 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of November 17, 1998, none of these preferred shares was outstanding, and there were no agreements or commitments with respect to the sale or issuance of these shares, except for those described in Note 8 to the Consolidated Financial Statements.

The company paid cash dividends of $28,604 in 1998, $26,056 in 1997 and $20,594 in 1996. Dividends per Class A common share were $.36 in 1998, $.32 in 1997 and $.25 in 1996. Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share, and all dividend payments must be simultaneous. In November 1998, the board of directors raised the quarterly dividend 11.1% to $.10 per Class A common share. The company has increased cash dividends thirteen times in the last nine years and paid dividends each year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide additional returns to shareholders. The company repurchased $35,583 of Class A common shares in 1998, $46,799 in 1997 and $33,323 in 1996. Average prices paid per share were $19.77 in 1998, $19.75 in 1997 and $20.83 in 1996. As of September 30, 1998, the company could repurchase an additional 5,370 Class A common shares under existing board of directors authorizations.

YEAR 2000

STATE OF READINESS

The company has assessed potential year 2000 effects on its internal computer systems, computer systems provided to customers and other non-information technology systems. The assessment included not only the company's systems, but also systems of outside parties such as key suppliers and business partners. Detailed plans were prepared to address year 2000 issues. These plans covered software applications, operating systems, hardware and embedded technology in other equipment. The plans called for a determination of whether affected systems should be modified, replaced or retired. Management reviews progress against these plans with the Audit Committee of the board of directors at its regularly scheduled meetings.

The majority of systems are scheduled to be year 2000 qualified by December 1998. The remaining systems are scheduled to be year 2000 qualified on or before June 1999. In July 1998, the company released a year 2000 qualified version of its ERA2 dealer management system for automobile dealers. The company is continuing to convert existing customers to the new software release with substantial completion scheduled for December 1998. The company decided late in 1997 to retire several older product lines by December 1998 rather than make these systems year 2000 qualified. Early in fiscal year 1998, the company communicated this decision to affected customers and presented them with various product alternatives. During the year, the company reinforced this communication on a number of occasions. As of September 30, 1998, the vast majority of customers with non-year

2000 qualified systems have implemented or are in the process of implementing a year 2000 qualified system. The majority of these customers purchased a year 2000 qualified system from the company. The company plans to discontinue support of non-year 2000 qualified systems on January 1, 1999. The company has contacted significant suppliers, customers and critical business partners to determine the extent to which the company may be vulnerable in the event those parties fail to properly remediate their own year 2000 issues. The company has performed testing where applicable to determine that the third-party systems are year 2000 qualified and function properly with the company's systems. To date, the company has not experienced material adverse results from third-party systems. While the company has taken significant actions to help ensure that these systems will be able to process and store dates into the next century, no amount of testing or contractual assurances will guarantee that errors or systems failures will not occur.

COSTS

The company's year 2000 efforts have been undertaken largely with existing personnel. In some instances, consultants have been engaged to perform specific services. Through September 30, 1998, the company has spent about $7,000 on year 2000 compliance efforts. In fiscal year 1998, year 2000 compliance costs were about $6,000, which was less than 10% of the company's total information technology costs. Prior to fiscal year 1998, the company spent an additional $1,000 on year 2000 compliance. The company estimates that the total costs (including costs already incurred) to make all systems year 2000 qualified will be about $11,000 to $13,000. However, there can be no assurance that the company will not incur unanticipated costs, which could have a material adverse effect on the company's financial statements.

RISKS

Management believes that the reasonably likely worst-case scenario, with respect to year 2000 issues, is the failure of a supplier (including energy or communications suppliers) to be year 2000 qualified. Such a failure could temporarily interrupt the supply of needed products or services to the company or its customers, which could affect the company's ability to deliver products and services and have a material adverse effect on the company's financial statements.

CONTINGENCY PLANS

The company has focused its year 2000 compliance efforts on assessing potential year 2000 effects, developing or purchasing year 2000 qualified solutions and implementing and testing year 2000 qualified solutions. The company continually assesses known, potential risks remaining and has begun to develop contingency plans to mitigate any significant risks identified. The company anticipates that contingency plans will be developed during 1999.

MARKET RISKS

INTEREST RATES

The information systems portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed-rate agreements with terms of ten years or less.

The Financial Services segment of the business obtains borrowings to fund the investment in finance receivables. These fixed-rate receivables have repayment terms of four to eight years, with five years being the most common term. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed-rate finance receivables by borrowing under fixed-rate agreements or using interest rate management agreements to manage variable interest rate exposure. At September 30, 1998, about two-thirds of Financial Services' borrowings were under fixed-rate agreements. The company does not use financial instruments for trading purposes.

Because fixed-rate finance receivables are directionally funded with fixed-rate debt or its equivalent (variable-rate debt that has been fixed with interest-rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements. See Note 7 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments and interest rate management agreements.

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign based operations in Canada, which accounted for 13% of net sales and revenues in 1998. In the conduct of its foreign operations, the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At September 30, 1998, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at September 30, 1998, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

COMMODITIES

The company is exposed to changes in the cost of paper, a key raw material in the production of business forms. The company has attempted to limit this exposure by consolidating its purchases among a few suppliers and negotiating longer-term contracts that limit the amount and frequency of price increases and generally delays the effective date of the increase. When paper costs increase, historically the company has been able to increase the sales prices of its business forms products and maintain its profit margins. Conversely, when paper costs decline, the company generally lowers its sales prices to meet competitive pressures. Historically, the company has not used financial instruments to manage its exposure to changes to the cost of paper. Because the company has historically been able to raise sales prices to offset higher paper costs, management believes that a 10% change in paper costs would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTERS

See Note 14 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARDS

See Note 15 to the Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please see "Market Risks" section in Management Discussion and Analysis (Part II, ITEM 7 of this report on pages 14 and 15).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 14 of Part IV (pages 17-23) of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and background information for each of the company's directors and nominees are incorporated herein by reference to the section of the company's Proxy Statement for its 1999 Annual Meeting of Shareholders captioned "ELECTION OF DIRECTORS."


                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the company, as of December 1, 1998, are:


NAME                                          AGE          POSITION
----                                          ---          --------
Richard H. Grant, Jr.                         85           Chairman of the Steering Committee and Director
David R. Holmes                               58           Chairman of the Board, President and Chief
                                                           Executive Officer
Robert C. Nevin                               58           President, Automotive Division
Dale L. Medford                               48           Vice President, Corporate Finance and Chief Financial
                                                           Officer, and Director
Rodney A. Hedeen                              50           President, Business Systems Division
Michael J. Gapinski                           48           Treasurer and Assistant Secretary
Adam M. Lutynski                              56           General Counsel and Secretary


A description of prior positions held by executive officers of the company within the past 5 years, to the extent applicable, is as follows:

Mr. Nevin has been President, Automotive Division since January 1997; prior thereto was President, Business Systems Division.

Mr. Hedeen has been President, Business Systems Division since January 1997; prior thereto was Senior Vice President and General Manager, Forms and Systems Group.

All other executive officers of the company have held their positions for at least 5 years.

ITEM 11. EXECUTIVE COMPENSATION

Information on compensation of the company's executive officers and directors is incorporated herein by reference to the section of the company's Proxy Statement for its 1999 Annual Meeting of Shareholders captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of Common Shares of the company beneficially owned by each five percent shareholder, director or current nominee for director, and by all directors and officers as a group as of December 1, 1998 is incorporated herein by reference to the section of the company's Proxy Statement for its 1999 Annual Meeting of Shareholders captioned "VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the company's Proxy Statement for its 1999 Annual Meeting of Shareholders captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


                                     PART IV
                             (Dollars in thousands)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

      The following consolidated financial statements of the company are set forth on pages 30 through 53.

         Statements of Consolidated Income - For The Years Ended
                 September 30, 1998, 1997 and 1996

         Consolidated Balance Sheets - September 30, 1998 and 1997

         Statements of Consolidated Shareholders' Equity and Comprehensive
                 Income - For The Years Ended September 30, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements
                 (Including Supplementary Data)

(a)(2) FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1998 ARE ATTACHED HERETO:

                 Schedule II     Valuation Accounts                  Page 54

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   EXHIBITS

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (3) (a)            Amended Articles of Incorporation, Restatement effective February 9, 1995; incorporated by reference to Exhibit A of the company's definitive proxy statement dated January 5,
                          1995 filed with the Securities and Exchange Commission.
       ------------------ -----------------------------------------------------------------------------------------
       (3)(b)             Amendment to Amended and Restated Articles of Incorporation, effective April 25, 1997;
                          incorporated by reference to Exhibit 2 of the company's Form 8A/A dated October 20, 1998 filed with the Securities and Exchange Commission.
       ------------------ -----------------------------------------------------------------------------------------
       (3)(c)             Consolidated Code of Regulations; incorporated by reference to Exhibit B to the company's definitive proxy statement dated January 8, 1990 filed with the Securities and
                          Exchange Commission.
       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (4)(a)             Copies of the agreements relating to long-term debt, which are not required as exhibits to this Form 10-K, will be provided to the Securities and Exchange Commission upon request.
       ------------------ -----------------------------------------------------------------------------------------
       (4)(b)             Shareholder Rights Plan incorporated by reference to Exhibit I to the company's Form 8-A
                          (File No. 1-10147), which was adopted on May 6, 1991 and filed with the Securities and
                          Exchange Commission on May 8, 1991.
       ------------------ -----------------------------------------------------------------------------------------
       (9)                Not applicable.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(a)*           Second Amended and Restated Employment Agreement with David R. Holmes dated as of August
                          17, 1998, as filed herewith.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(b)*           Amended and Restated Employment Agreement with Robert C. Nevin dated as of February 1,
                          1997; incorporated by reference to Exhibit (10)(b) to Form 10-K for the fiscal year ended
                          September 30, 1997.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(c)*           Amended and Restated Employment Agreement with Joseph N. Bausman dated May 31, 1995;
                          incorporated by reference to Exhibit (10)(e) to Form 10-K for the fiscal year ended
                          September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(d)*           Employment Agreement with H. John Proud dated September 1, 1995; incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(e)*           Employment Agreement with Rodney A. Hedeen dated February 1, 1997; incorporated by reference to Exhibit (10)(e) to Form 10-K for the fiscal year ended September 30, 1997.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(f)*           Settlement Agreement with Wayne C. Jira dated as of November 9, 1987; incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(g)*           General Form of Change in Control Severance Agreement between the company and each of the following officers: Adam M. Lutynski, Dale L. Medford and Thomas J. Momchilov, effective
                          August 17, 1998, as filed herewith.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(h)*           General form of Indemnification Agreement between the company and each of its directors dated as of December 1, 1989; incorporated by reference to Exhibit (10)(m) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(i)*           Non-Qualified Stock Option Plan -- 1980, Amended and Restated August 11, 1987;
                          incorporated by reference to Exhibit (10)(h) to Form 10-K for the fiscal year ended
                          September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(j)*           Amendment to Non-Qualified Stock Option Plan -- 1980 dated as of December 8, 1989;
                          incorporated by reference to Exhibit (10)(o) to Form 10-K for the fiscal year ended
                          September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(k) *          Amended and Restated Stock Option Plan -- 1989, effective September 29, 1993;
                          incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended
                          September 30, 1993.
       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(l)*           Stock Option Plan - 1995; incorporated by reference to Exhibit B of the company's definitive proxy statement dated January 5, 1995; incorporated by reference to Exhibit
                          (10)(l) to Form 10-K for the fiscal year ended September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(m)*           Performance Options Policy of the Compensation Committee of the Board of Directors of The
                          Reynolds and Reynolds Company under the Non-Qualified Stock Option Plan -- 1980, effective October 1, 1986; incorporated by reference to Exhibit (10)(i) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(n)*           Amendment and Restatement No. 1 to the Performance Options Policy of the Compensation
                          Committee of the Board of Directors of The Reynolds and Reynolds Company under the
                          Non-Qualified Stock Option Plan -- 1980, effective October 28, 1987; incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(o)*           Amendment and Restatement No. 2 to the Performance Options Policy of the Compensation
                          Committee of the Board of Directors of The Reynolds and Reynolds Company under the
                          Non-Qualified Stock Option Plan -- 1980, effective November 12, 1987; incorporated by reference to Exhibit (10)(k) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(p)*           The Reynolds and Reynolds Company Supplemental Retirement Plan; incorporated by reference to Exhibit (10)(G) to Form 10-K for the fiscal year ended September 30, 1980.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(q)*           The Reynolds and Reynolds Company Supplemental Retirement Plan; Amendment No. 2, adopted on August 17, 1982; incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1982.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(r)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 3, adopted on August 16, 1983; incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1983.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(s)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 4, adopted on November 6, 1984; incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1984.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(t)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 5, adopted on May 13, 1985; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1985.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(u)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 6, adopted on February 11, 1986; incorporated by reference to Exhibit (10)(r) to Form 10-K for the fiscal year ended September 30, 1986.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(v)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 7, adopted on August 12, 1986; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1986.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(w)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 8, adopted on February 10, 1987; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(x)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 9, adopted on August 11, 1987; incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(y)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 10, adopted on May 8, 1989; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(z)*           The Reynolds and Reynolds Company Restated Supplemental Retirement Plan adopted
                          November 9, 1988; incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(aa)*          Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                          Supplemental Retirement Plan dated as of December 1, 1989; incorporated by reference to
                          Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(bb)*          Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                          Supplemental Retirement Plan (Amendment No. 1), dated as of November 13, 1990;
                          incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended
                          September 30, 1990.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(cc)*          Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                          Supplemental Retirement Plan (Amendment No. 2), dated as of July 23, 1991; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended
                          September 30, 1991.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(dd)*          The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 3, adopted
                          August 8, 1995; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ee)*          The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 4, adopted
                          March 14, 1997; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1997.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ff)*          The Reynolds and Reynolds Company Supplemental  Retirement Plan Amendment No. 5, adopted
                          May 18, 1998, as filed herewith.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(gg)*          Description of The Reynolds and Reynolds Company Annual Incentive Compensation Plan
                          adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(hh)*          Description of The Reynolds and Reynolds Company Amended and Restated Annual Incentive
                          Compensation Plan effective October 1, 1995; incorporated by reference to (10)(ff) to
                          Form 10-K for the fiscal year ended September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ii)*          Description of The Reynolds and Reynolds Company Intermediate Incentive Compensation Plan
                          adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(v) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(jj)*          Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                          Intermediate Incentive Compensation Plan dated as of December 1, 1989; incorporated by reference to Exhibit (10)(jj) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(kk)           A separate performance-based incentive compensation plan for the Chief Executive Officer incorporated by reference to Proposal II within the company's definitive proxy statement dated January 4, 1996 filed with the Securities and Exchange Commission.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ll)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(mm)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 1, adopted
                          December 19, 1996; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(nn)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 2, adopted
                          August 11, 1997; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(oo)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 3, adopted
                          September 22, 1998, as filed herewith.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(pp)*          General Form of Deferred Compensation Agreement between the company and each of the following officers: R. H. Grant, III, David R. Holmes, Dale L. Medford and Robert C.
                          Nevin; incorporated by reference to Exhibit (10)(p) to Form 10-K for the fiscal year ended September 30, 1983.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(qq)*          Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Deferred Compensation Agreements between the company and each of the following officers: R. H. Grant, III, David R. Holmes, Dale L. Medford and Robert C. Nevin;
                          incorporated by reference to Exhibit (10)(fff) to Form 10-K for the fiscal year ended
                          September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(rr)*          General Form of Collateral Assignment Split-Dollar Insurance Agreement and Policy and
                          Non-Qualified Compensation and Disability Benefit Agreement between the company and each of the following officers: Michael J. Gapinski, R. H. Grant, III, David R. Holmes, Adam
                          M. Lutynski, Dale L. Medford and Robert C. Nevin; incorporated by reference to Exhibit
                          (10)(dd) to Form 10-K for the fiscal year ended September 30, 1985.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ss)*          Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Non-Qualified Compensation and Disability Benefit between the company and each of the following officers: Michael J. Gapinski, R. H. Grant, III, Rodney A. Hedeen, David R.
                          Holmes, Adam M. Lutynski, Dale L. Medford, Robert C. Nevin and H. John Proud;
                          incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended
                          September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(tt)           Agreement dated March 11, 1963, between the company and Richard H. Grant, Jr., restricting transfer of Class B Common Stock of the company; incorporated by reference to
                          Exhibit 9 to Registration Statement No. 2-40237 on Form S-7.
       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(uu)           Amendment dated February 14, 1984 to Richard H. Grant, Jr.'s Agreement restricting transfer of Class B Common Stock of the company dated March 11, 1963; incorporated by reference to Exhibit (10)(u) to Form 10-K for the fiscal year ended September 30, 1984.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(vv)           Agreement and Plan of Merger dated April 20, 1996 among the company, Delaware Acquisition
                          Co. and Duplex Products Inc.; incorporated by reference to Exhibit (c)(1) to the company's schedule 14 D-1 filed with the Securities and Exchange Commission on April 22,
                          1996.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ww)           Exchange Agreement dated May 29, 1992 among the company, Norick Investment Company A
                          Limited Partnership, Frances N. Lilly and Majorie K. Norick; incorporated by reference to
                          Exhibit 2(b) to the company's Registration Statement on Form S-3 filed with the
                          Securities and Exchange Commission on June 11, 1992 (Registration Statement No. 33-48546).
       ------------------ -----------------------------------------------------------------------------------------
       (10)(xx)           Exchange Agreement dated May 29, 1992 between the company and Third Generation Leasing
                          Company; incorporated by reference to Exhibit 2(c) to the company's Registration
                          Statement on Form S-3 filed with the Securities and Exchange Commission on June 11, 1992
                          (Registration Statement No. 33-48546).
       ------------------ -----------------------------------------------------------------------------------------
       (10)(yy)           Asset Purchase Agreement dated as of September 28, 1998 by and among The Reynolds and
                          Reynolds Company, InfoCure Corporation and Thoroughbred Acquisition, Inc. and Amendment
                          No. 1 dated as of October 22, 1998; incorporated by reference to Exhibit (c)(2) to the company's filing on Form 8-K dated November 9, 1998 (File No. 001-10147).
       ------------------ -----------------------------------------------------------------------------------------
       (11)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (12)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (13)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (18)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (21)               List of subsidiaries (See Page 55)
       ------------------ -----------------------------------------------------------------------------------------
       (22)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (23)               Consent of Independent Auditors (See Page 29)
       ------------------ -----------------------------------------------------------------------------------------
       (24)               Not Applicable
       ------------------ -----------------------------------------------------------------------------------------
       (27)               Financial Data Schedule
       ------------------ -----------------------------------------------------------------------------------------
       (28)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (99)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------

* Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b) REPORTS ON FORM 8-K.

During the quarter ended September 30, 1998, no reports on Form 8-K were filed by registrant.

(c) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

Please refer to Part IV, ITEM 14. (a)(3) beginning on page 17.

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




             ---------------------------------------------------------

                   The Company will provide a copy of its 1998
                       Annual Report to Shareholders upon
                               written request to:

                  ADAM M. LUTYNSKI, GENERAL COUNSEL & SECRETARY
                        THE REYNOLDS AND REYNOLDS COMPANY
                                 P. O. BOX 2608
                               DAYTON, OHIO 45401

                     Or by calling: 1-888-4REYREY (473-9739)

             ---------------------------------------------------------



                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                          THE REYNOLDS AND REYNOLDS COMPANY


                                          By /s/ ADAM M. LUTYNSKI
                                          ---------------------------------

                                             ADAM M. LUTYNSKI
                                             General Counsel and Secretary

Date:  December 28, 1998

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Date:  December 28, 1998            By /s/ DAVID R. HOLMES
                                      ----------------------------------------
                                       DAVID R. HOLMES
                                       Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:  December 28, 1998            By /s/ DALE L. MEDFORD
                                      ----------------------------------------
                                       DALE L. MEDFORD
                                       Vice President, Corporate Finance and
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)
                                       and Director


Date:  December 28, 1998            By /s/ JAMES L. ARTHUR
                                      ----------------------------------------
                                       JAMES L. ARTHUR, Director


Date:  December 28, 1998            By /s/ DR. DAVID E. FRY
                                      ----------------------------------------
                                       DR. DAVID E. FRY, Director


Date:  December 28, 1998            By /s/ RICHARD H. GRANT, JR.
                                      ----------------------------------------
                                       RICHARD H. GRANT, JR.
                                       Chairman of the Steering
                                       Committee and Director


Date:  December 28, 1998            By /s/ RICHARD H. GRANT, III
                                      ----------------------------------------
                                       RICHARD H. GRANT, III, Director


Date:  December 28, 1998            By /s/ CLEVE L. KILLINGSWORTH, JR.
                                      ----------------------------------------
                                       CLEVE L. KILLINGSWORTH, JR.
                                       Director

Date:  December  28, 1998           By /s/ ALLAN Z. LOREN
                                      ----------------------------------------
                                       ALLAN Z. LOREN, Director


Date:  December 28, 1998            By /s/ PHILIP A. ODEEN
                                      ----------------------------------------
                                       PHILIP A. ODEEN, Director


Date:  December 28, 1998            By /s/ DONALD K. PETERSON
                                      ----------------------------------------
                                       DONALD K. PETERSON, Director


Date:  December 28, 1998            By /s/ GAYLE B. PRICE, JR.
                                      ----------------------------------------
                                       GAYLE B. PRICE, JR., Director


Date:  December 28, 1998            By /s/ MARTIN D. WALKER
                                      ----------------------------------------
                                       MARTIN D. WALKER, Director

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(a)(1) and (2); 14(c) and (d)
                  Financial Statements, Schedules and Exhibits
                          Year Ended September 30, 1998
                        The Reynolds and Reynolds Company
                                  Dayton, Ohio

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY



November 17, 1998

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

The company's independent auditors, Deloitte & Touche LLP, perform an independent audit of the company's consolidated financial statements. They have access to minutes of board meetings, all financial information and other corporate records. Their audit is conducted in accordance with generally accepted auditing standards and includes consideration of the system of internal controls. Their report is included in this annual report on page 28.

Another level of control resides with the audit committee of the company's board of directors. The committee, comprised of 7 directors who are not members of management, oversees the company's financial reporting process. They recommend to the board, subject to shareholder approval, the selection of the company's independent auditors. They discuss the overall audit scope and the specific audit plans with the independent auditors and the internal auditors. This committee also meets regularly (separately and jointly) with the independent auditors, the internal auditors and management to discuss the results of those audits, the evaluation of internal controls, the quality of financial reporting and specific accounting and reporting issues.





David R. Holmes                              Dale L. Medford
Chairman, President and                      Vice President, Corporate Finance
Chief Executive Officer                      and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT



The Shareholders of The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 1998 and 1997 and the related statements of consolidated income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule included at Item 14(a) (2). These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Dayton, Ohio
November 17, 1998

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in The Reynolds and Reynolds Company (1) Registration Statement No. 33-56045 on Form S-8, (2) Post-Effective Amendment No. 1 to Registration Statement No. 333-12681 on Form S-8, (3) Registration Statement No. 333-16583 on Form S-3, (4) Registration Statement No. 333-18585 on Form S-3, (5) Registration Statement No. 333-41983 on Form S-3, (6) Registration Statement No. 333-41985 on Form S-3, (7) Post-Effective Amendment No. 1 to Registration Statement No. 33-51895 on Form S-3, (8) Pre-Effective Amendment No. 1 to Registration Statement No. 33-58877 on Form S-3, (9) Pre-Effective Amendment No. 1 to Registration Statement No. 33-61725 on Form S-3, (10) Registration Statement No. 33-59615 on Form S-3, (11) Registration Statement No. 33-59617 on Form S-3, and (12) Registration Statement No. 333-12967 on Form S-3, of our report dated November 17, 1998, appearing in this Annual Report on Form 10-K of The Reynolds and Reynolds Company for the year ended September 30, 1998, and to the reference to us under the heading "Experts" in the respective Prospectuses, which is part of each of the above Registration Statements.






/s/  DELOITTE & TOUCHE LLP
--------------------------

Dayton, Ohio
December 22, 1998

                                         STATEMENTS OF CONSOLIDATED INCOME
                                       (In thousands except per share data)

For The Years Ended September 30                           1998              1997              1996
---------------------------------------------------------------------------------------------------
Net Sales and Revenues
   Information systems
     Products                                        $1,039,626        $  953,106        $  728,076
     Services                                           411,840           361,850           305,293
                                                     ----------        ----------        ----------
     Total information systems                        1,451,466         1,314,956         1,033,369
   Financial services                                    34,497            30,383            26,263
                                                     ----------        ----------        ----------
   Total net sales and revenues                       1,485,963         1,345,339         1,059,632
                                                     ----------        ----------        ----------
Costs and Expenses
   Cost of sales
     Products                                           630,818           569,979           417,200
     Services                                           168,702           148,536           121,768
                                                     ----------        ----------        ----------
     Total cost of sales                                799,520           718,515           538,968
Selling, general and administrative expenses            465,137           429,529           335,806
Restructuring charge                                                       23,912
   Financial services                                    17,951            15,282            11,818
                                                     ----------        ----------        ----------

   Total costs and expenses                           1,282,608         1,187,238           886,592
                                                     ----------        ----------        ----------
Operating Income                                        203,355           158,101           173,040
                                                     ----------        ----------        ----------

Other Charges (Income)
  Interest expense                                       15,196            10,443             5,778
  Interest income                                        (2,505)           (2,306)           (1,632)
  Other                                                   2,641             2,269            (1,556)
                                                     ----------        ----------        ----------
  Total other charges                                    15,332            10,406             2,590
                                                     ----------        ----------        ----------

Income Before Income Taxes                              188,023           147,695           170,450
Provision for Income Taxes                               74,467            67,204            71,350
                                                     ----------        ----------        ----------
Income from Continuing Operations                       113,556            80,491            99,100
Discontinued Operations                                 (10,449)          (21,272)           (5,362)
                                                     ----------        ----------        ----------
Net Income                                           $  103,107        $   59,219        $   93,738
                                                     ==========        ==========        ==========

Basic Earnings Per Common Share
   Income from continuing operations                      $1.43              $.99             $1.20
   Discontinued operations                                $(.13)            $(.26)            $(.06)
   Net income                                             $1.30              $.73             $1.14
   Average Number of Common Shares Outstanding           79,451            81,462            82,532

Diluted Earnings Per Common Share
   Income from continuing operations                      $1.40              $.96             $1.16
   Discontinued operations                                $(.13)            $(.25)            $(.06)
   Net income                                             $1.27              $.70             $1.10
   Average Number of Common Shares and
     Equivalents Outstanding                             81,146            84,023            85,228


See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


September 30                                           1998             1997
------------                                           ----             ----
INFORMATION SYSTEMS ASSETS
Current Assets
  Cash and equivalents                           $   39,980       $    7,604
                                                 ----------       ----------
    Accounts receivable (less allowance
    for doubtful accounts: 1998--$6,781;
    1997--$7,652)                                   227,158          197,215
                                                 ----------       ----------
  Inventories
    Finished products                                54,778           59,683
    Work in process                                   5,795            6,256
    Raw materials and supplies                        5,623            9,706
                                                 ----------       ----------
    Total inventories                                66,196           75,645
                                                 ----------       ----------
  Deferred income taxes                              17,483           21,699
                                                 ----------       ----------
  Prepaid expenses and other assets                  21,230           25,764
                                                 ----------       ----------
  Total current assets                              372,047          327,927
                                                 ----------       ----------
Property, Plant and Equipment

  Land and improvements                              14,153           14,134
  Buildings and improvements                         89,804           90,159
  Computer equipment                                135,328          128,373
  Machinery and equipment                           101,904           99,155
  Furniture and other                                39,137           36,916
  Construction in progress                            9,108           12,954
                                                 ----------       ----------
  Total property, plant and equipment               389,434          381,691
  Less accumulated depreciation                     215,208          193,190
                                                 ----------       ----------
  Net property, plant and equipment                 174,226          188,501
                                                 ----------       ----------
Intangible Assets
  Goodwill                                           82,280           94,241
  Software licensed to customers                     11,882           13,713
  Other                                               5,445            8,588
                                                 ----------       ----------
  Total intangible assets                            99,607          116,542
                                                 ----------       ----------
Other Assets                                        100,681           96,365
                                                 ----------       ----------
Total Information Systems Assets                    746,561          729,335
                                                 ----------       ----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                 408,765          372,073
Cash and Other Assets                                 2,394            1,102
                                                 ----------       ----------
Total Financial Services Assets                     411,159          373,175
                                                 ----------       ----------

TOTAL ASSETS                                     $1,157,720       $1,102,510
                                                 ==========       ==========



                                                       1998             1997
                                                       ----             ----
INFORMATION SYSTEMS LIABILITIES
Current Liabilities
  Current portion of long-term debt              $    6,048       $    8,131
  Notes payable                                         777           13,245
  Accounts payable
    Trade                                            68,749           56,159
    Other                                             6,193            7,310
  Accrued liabilities
    Compensation and related items                   51,188           56,379
    Other                                            60,479           58,902
  Deferred revenues                                   4,774            8,453
                                                 ----------       ----------
  Total current liabilities                         198,208          208,579
                                                 ----------       ----------
Long-Term Debt                                      161,541          170,150
                                                 ----------       ----------
Other Liabilities
  Postretirement medical                             43,523           42,247
  Pensions                                           37,107           29,753
  Other                                               3,073            2,662
                                                 ----------       ----------
  Total other liabilities                            83,703           74,662
                                                 ----------       ----------
Total Information Systems Liabilities               443,452          453,391
                                                 ----------       ----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                       210,561          198,314
Deferred Income Taxes                                96,371           84,189
Other Liabilities                                     2,885            2,386
                                                 ----------       ----------
Total Financial Services Liabilities                309,817          284,889
                                                 ----------       ----------


SHAREHOLDERS' EQUITY

Capital Stock
  Preferred
  Class A common                                     57,610           53,269
  Class B common                                        625              625
Other Comprehensive Income                           (9,727)          (5,481)
Retained Earnings                                   355,943          315,817
                                                 ----------       ----------
Total Shareholders' Equity                          404,451          364,230
                                                 ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,157,720       $1,102,510
                                                 ==========       ==========



See Notes to Consolidated Financial Statements.

                     STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                         (In thousands except per share data)

For The Years Ended September 30                                         1998             1997             1996
---------------------------------------------------------------------------------------------------------------
Capital Stock
   Class A common
     Balance, beginning of year                                     $  53,269        $  50,601        $  41,443
     Stock split                                                                                          6,917
     Capital stock issued                                               5,967            4,039            3,693
     Capital stock repurchased                                         (1,206)          (1,481)          (1,000)
     Capital stock retired                                             (1,463)          (1,327)          (1,152)
     Tax benefits from stock options                                    1,043            1,437              700
                                                                    ---------        ---------        ---------
     Balance, end of year                                              57,610           53,269           50,601
                                                                    ---------        ---------        ---------
   Class B common
     Balance, beginning of year                                           625              625              313
     Stock split                                                                                            312
                                                                    ---------        ---------        ---------
     Balance, end of year                                                 625              625              625
                                                                    ---------        ---------        ---------
Other Comprehensive Income
   Balance, beginning of year                                          (5,481)          (6,203)          (3,581)
   Foreign currency translation                                        (1,487)            (212)            (269)
   Minimum pension liability                                           (2,759)             934           (2,353)
                                                                    ---------        ---------        ---------
   Balance, end of year                                                (9,727)          (5,481)          (6,203)
                                                                    ---------        ---------        ---------
Retained Earnings
   Balance, beginning of year                                         315,817          327,972          294,380
   Stock split                                                                                           (7,229)
   Net income                                                         103,107           59,219           93,738
   Cash dividends
     Class A common (1998--$.36 PER SHARE;
          1997--$.32 per share; 1996--$.25 per share)                 (28,244)         (25,736)         (20,344)
     Class B common (1998--$.018 PER SHARE;
          1997--$.016 per share; 1996--$.0125 per share)                 (360)            (320)            (250)
   Capital stock repurchased                                          (34,377)         (45,318)         (32,323)
                                                                    ---------        ---------        ---------
   Balance, end of year                                               355,943          315,817          327,972
                                                                    ---------        ---------        ---------
Total Shareholders' Equity                                          $ 404,451        $ 364,230        $ 372,995
                                                                    =========        =========        =========

Comprehensive Income
   Net income                                                       $ 103,107        $  59,219        $  93,738
   Foreign currency translation                                        (1,487)            (212)            (269)
   Minimum pension liability                                           (2,759)             934           (2,353)
                                                                    ---------        ---------        ---------
Total Comprehensive Income                                          $  98,861        $  59,941        $  91,116
                                                                    =========        =========        =========



See Notes to Consolidated Financial Statements.

                                STATEMENTS OF CONSOLIDATED CASH FLOWS
                                            (In thousands)

For The Years Ended September 30                                             1998             1997             1996
-------------------------------------------------------------------------------------------------------------------
INFORMATION SYSTEMS
Cash Flows Provided by Operating Activities                             $ 146,248        $ 149,325        $ 110,345
                                                                        ---------        ---------        ---------
Cash Flows Provided by (Used for) Investing Activities
   Business combinations                                                   (1,203)        (145,347)         (78,039)
   Capital expenditures                                                   (34,266)         (47,707)         (39,980)
   Net proceeds from sales of assets                                       17,279           18,307           10,943
   Capitalization of software licensed to customers                        (4,041)          (1,465)          (4,103)
   (Advances to) repayments from financial services                        (5,375)           6,368            4,189
                                                                        ---------        ---------        ---------
   Net cash used for investing activities                                 (27,606)        (169,844)        (106,990)
                                                                        ---------        ---------        ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                                    2,126          145,641           50,000
   Principal payments on debt                                             (25,335)         (57,122)          (8,159)
   Cash dividends paid                                                    (28,604)         (26,056)         (20,594)
   Capital stock issued                                                     2,617            1,541            1,754
   Capital stock repurchased                                              (35,583)         (46,799)         (33,323)
                                                                        ---------        ---------        ---------
   Net cash provided by (used for) financing activities                   (84,779)          17,205          (10,322)
                                                                        ---------        ---------        ---------
Effect of Exchange Rate Changes on Cash                                    (1,487)            (212)            (269)
                                                                        ---------        ---------        ---------
Increase (Decrease) in Cash and Equivalents                                32,376           (3,526)          (7,236)
Cash and Equivalents, Beginning of Year                                     7,604           11,130           18,366
                                                                        ---------        ---------        ---------
Cash and Equivalents, End of Year                                       $  39,980        $   7,604        $  11,130
                                                                        =========        =========        =========

FINANCIAL SERVICES
Cash Flows Provided by Operating Activities                             $  19,482        $  19,875        $  15,449
                                                                        ---------        ---------        ---------
Cash Flows Provided by (Used for) Investing Activities
   Finance receivables originated                                        (145,808)        (142,588)        (117,040)
   Collections on finance receivables                                     109,886           92,305           76,174
                                                                        ---------        ---------        ---------
   Net cash used for investing activities                                 (35,922)         (50,283)         (40,866)
                                                                        ---------        ---------        ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                                   69,993           91,258           72,988
   Principal payments on debt                                             (57,746)         (54,855)         (42,752)
   Advances from (repayments to) information systems                        5,375           (6,368)          (4,189)
                                                                        ---------        ---------        ---------
   Net cash provided by financing activities                               17,622           30,035           26,047
                                                                        ---------        ---------        ---------
Increase (Decrease) in Cash and Equivalents                                 1,182             (373)             630
Cash and Equivalents, Beginning of Year                                       920            1,293              663
                                                                        ---------        ---------        ---------
Cash and Equivalents, End of Year                                       $   2,102        $     920        $   1,293
                                                                        =========        =========        =========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its domestic and foreign subsidiaries and present details of revenues, expenses, assets, liabilities and cash flows for both information systems and financial services. Information systems is comprised of the company's Automotive and Business Systems Divisions. Financial services is comprised of Reyna Capital Corporation, the company's wholly-owned financial services subsidiary and a similar operation in Canada. In accordance with industry practice, the assets and liabilities of information systems are classified as current or noncurrent and those of financial services are unclassified. Intercompany balances and transactions between the consolidated companies are eliminated.

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

CONCENTRATIONS OF CREDIT RISK

The company is a leading provider of information management systems to automotive retailers. A significant portion of finance receivables and accounts receivable are from automotive retailers.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of Business Systems and Automotive business forms inventories are determined by the last-in, first-out (LIFO) method. At September 30, 1998 and 1997, LIFO inventories were $56,913 and $66,732, respectively. These inventories determined by the first-in, first-out (FIFO) method would increase by $5,068 in 1998, $5,744 in 1997 and $6,232 in 1996. For other inventories, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful service lives of the assets or asset groups, principally on the straight-line method for financial reporting purposes. Estimated asset lives are:

                                     Years
------------------------------------------
Land improvements                       10
Buildings and improvements           3--33
Computer equipment                   3-- 5
Machinery and equipment              3--18
Furniture and other                  3--15

INTANGIBLE ASSETS

The excess of cost over net assets of companies acquired is recorded as goodwill and amortized on a straight-line basis over five to forty years. Amortization expense was $15,258 in 1998, $15,066 in 1997 and $10,541 in 1996. Amortization
expense in 1997 included $3,560 from restructuring and special charges. At September 30, 1998 and 1997, accumulated amortization was $62,626 and $49,762, respectively.

The company capitalizes certain costs of developing its software products. Upon completion of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from five to seven years. Amortization expense for software licensed to customers was $5,872 in 1998, $9,188 in 1997 and $3,731 in 1996. Amortization expense in 1997 included $3,920 from restructuring and special charges. At September 30, 1998 and 1997, accumulated amortization was $58,025 and $52,389 respectively.

Other intangible assets are amortized over periods ranging from three to fifteen years. Amortization expense was $2,492 in 1998, $2,885 in 1997 and $2,408 in 1996. At September 30, 1998 and 1997, accumulated amortization was $15,728 and $13,264, respectively.

The carrying values of goodwill and other intangible assets are reviewed if the facts and circumstances indicate potential impairment of their carrying value. Any impairment in the carrying value of such intangibles is recorded when identified in accordance with Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets" and Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

EQUITY INVESTMENT

In September 1997, the company purchased 16,500 shares of Kalamazoo Computer Group plc of the United Kingdom for about $36,000. This investment represents about 26% of Kalamazoo's outstanding shares and was accounted for under the equity method. Accordingly, the investment in Kalamazoo's common stock was presented as a single line in the balance sheet as other assets. The company's share of Kalamazoo's net losses was presented as a single line in the consolidated income statement as other charges. The company recorded its share of Kalamazoo's net losses of $3,225 in 1998 and $3,850 in 1997. At September 30, 1998, the market value of the company's share of Kalamazoo's stock was about $12,500.

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

LEASE OBLIGATIONS

The company leases premises and equipment under various capital and operating lease agreements. As of September 30, 1998, future minimum lease payments relating to operating lease agreements were $101,355 with annual payments of $27,486 in 1999, $22,512 in 2000, $16,077 in 2001, $11,160 in 2002 and $5,116 in
2003. Rental expenses were $37,210 in 1998, $36,018 in 1997 and $25,660 in 1996.
Under the provisions of purchase accounting, the carrying value of assets under capital lease is not significant. The obligation associated with the capital lease is discussed in Note 7 to the Consolidated Financial Statements.

During 1997, the company entered into an agreement for the construction and lease of a new office building. Construction is estimated to be completed in 1999 at a total cost of $29,000.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. These costs were $46,588 in 1998, $43,052 in 1997 and $24,439 in 1996. Included in 1997 were
$14,850 of purchased in-process research and development costs. In-process research and development acquired in business combinations represented software development costs for which technological feasibility was not established and for which there was no alternative future use.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Temporary differences result principally from financial services product financing activities, postretirement benefits and different depreciation methods. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiary because, for the most part, those earnings are permanently reinvested. Undistributed earnings of the foreign subsidiary at September 30, 1998, were $19,339. The calculation of the unrecognized deferred income tax liability on these earnings is not practicable.

EARNINGS PER COMMON SHARE

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each year. The weighted average number of common shares outstanding assumed that Class B common shares were converted into Class A common shares. The company's common share equivalents represent the effect of employee stock options.

RECLASSIFICATION

Certain amounts in the 1997 and 1996 financial statements were reclassified to conform with the 1998 presentation.

2.  DISCONTINUED OPERATIONS

In late September 1998, the company's board of directors approved a plan to discontinue operations of the company's Healthcare Systems segment. This separate division, which provided computer systems products and services to hospital-based and office-based physicians, had operated at a loss for several years. As discontinued operations, the 1998 operating results of Healthcare Systems have been segregated from continuing operations and reported as a separate line on the consolidated statement of income. Prior financial statements have been restated to also present the operating results of Healthcare Systems as discontinued operations.

OPERATING RESULTS


                                    1998            1997            1996
------------------------------------------------------------------------
Net sales and revenues         $  48,226       $  40,346       $  40,811
Cost of sales                     32,323          27,852          24,687
SG&A expenses                     32,603          43,122          24,339
Restructuring charge                               1,427
                               ---------       ---------       ---------
Operating loss                   (16,700)        (32,055)         (8,215)
Other income                         (74)            (67)             (8)
                               ---------       ---------       ---------
Loss before income taxes         (16,626)        (31,988)         (8,207)
Benefit from income taxes         (6,177)        (10,716)         (2,845)
                               ---------       ---------       ---------
Net loss                        ($10,449)       ($21,272)       ($ 5,362)
                               =========       =========       =========


Net assets of about $27,000 at September 30, 1998 and about $28,000 at September 30, 1997 were included in the company's consolidated balance sheet.

In October 1998 the company sold substantially all net assets of Healthcare Systems to Infocure Corporation for about $50,000. The proceeds consisted of about $40,000 of cash with the balance in subordinated notes. The company expects to record a gain on the sale of about $.07 per share in the first quarter of fiscal year 1999.


3.  RESTRUCTURING AND SPECIAL CHARGES

During fiscal year 1997 the company recorded a pretax charge of $49,241 consisting of a $25,339 restructuring charge (recorded in the fourth quarter) and $23,902 of other special charges ($17,063 recorded in the third quarter and $6,839 recorded in the fourth quarter). Restructuring charges included $1,427 related to discontinued operations. Special charges increased cost of sales $4,061, selling general and administrative expenses $4,343, other charges $3,850 and loss on discontinued operations $11,648 before income taxes. The restructuring charge consisted primarily of employee termination benefits related to closing a number of manufacturing and distribution facilities. At September 30, 1998, these facilities had been closed and involuntary termination benefits, which approximated amounts accrued, were paid. Voluntary termination benefits are discussed in Note 11 to the Consolidated Financial Statements. Special charges consisted primarily of in-process research and development expenses from three 1997 computer services business combinations and represented software development costs for which technological feasibility was not established and for which there was no alternative future use. The balance of restructuring and special charges represented the write-off of intangible assets associated with discontinued products in the automotive business and the write-off of impaired software licensed to customers and internal software which the company will no longer use. After income taxes, the combined charges reduced net income by $34,078 or $.41 per diluted earnings per common share. The income tax benefit on the combined charges represented a 30.8% effective income tax rate because not all of the charges were tax deductible.

4.  BUSINESS COMBINATIONS

The company purchased seven businesses in the automotive, healthcare and general business forms markets during fiscal years 1997 and 1996 with annual sales of $271,000 and $337,000 respectively. In recording the assets and liabilities of these business combinations, the company accrued the estimated costs to close duplicate facilities. With the exception of Crain-Drummond Inc, purchased July 1, 1997, the company has closed the acquired duplicate facilities and paid associated costs, which approximated the costs accrued.

Since acquiring Crain-Drummond, the company has closed one manufacturing facility with a second facility scheduled to be closed in January 1999. As of July 1, 1997, key elements of the costs accrued for exiting duplicate facilities of Crain-Drummond were involuntary termination benefits of $2,665 and relocation costs of $416. Involuntary termination benefits represent severance payments and outplacement services for about 170 employees, principally manufacturing employees. Through September 30, 1998, $987 of involuntary termination benefits were paid to 61 employees and $63 of relocation costs were paid. The company recorded the assets of the duplicate facilities as current assets held for sale. As of July 1, 1997, these assets of $4,972 were recorded at estimated fair market value less disposal costs. At September 30, 1998, $2,149 of these assets had been sold.

All businesses were purchased with a combination of cash and stock as reported in the table titled Components of Purchase Prices. The issuance of capital stock was considered a noncash transaction for accounting purposes and was not included in the statements of cash flows. All business combinations were accounted for as purchases and the accounts of the acquired businesses were included in the company's financial statements since the dates of acquisition. In connection with these business combinations, the company recorded goodwill of $10,609 in 1997 and $859 in 1996. This goodwill is being amortized on a straight-line basis over five to fifteen years. Under the terms of some of the purchase agreements, the company may be required to make additional payments, contingent on the sales and profitability of the business purchased. These payments, if made, will either be expensed in the period incurred or charged to goodwill. Contingent payments increased goodwill by $2,071 in 1998, $3,728 in 1997 and $3,447 in 1996. Contingent payments may be made through 2006.

COMPONENTS OF PURCHASE PRICES


                                                    1998           1997          1996
-------------------------------------------------------------------------------------
Cash (net of cash and equivalents acquired)       $  565       $142,022       $75,313
Capital stock issued (1996 - 31 shares)                                           796
Contingent payments
   Cash                                              638          3,325         2,726
   Capital stock issued (1998 - 105 SHARES;
     1997 - 44 shares)                             1,933          1,171
                                                  ------       --------       -------
Totals                                            $3,136       $146,518       $78,835
                                                  ======       ========       =======

5.  INCOME TAXES

PROVISION FOR INCOME TAXES

                                                              1998           1997           1996
------------------------------------------------------------------------------------------------
Current
   Federal                                                 $52,647        $49,959        $52,654
   State and local                                           9,663         13,095         11,701
   Foreign                                                   1,076            647            902
Deferred
   Financial services product financing activities          12,494         13,040          4,022
   Tax audit settlements                                    (4,910)
   Depreciation                                             (1,507)        (7,012)           345
   Capital losses                                               37         (1,926)         1,696
   Capital losses valuation allowance                          397          1,588         (1,122)
   Other                                                     4,570         (2,187)         1,152
                                                           -------        -------        -------
Provision for income taxes                                 $74,467        $67,204        $71,350
                                                           =======        =======        =======
Income taxes paid (net of refunds)                         $63,685        $60,101        $79,616
                                                           =======        =======        =======



RECONCILIATION OF INCOME TAX RATES
                                                   1998                       1997                       1996
                                           Amount         Percent       Amount      Percent       Amount        Percent
------------------------------------------------------------------------------------------------------------------------
Statutory federal income taxes            $ 65,808          35.0%      $51,693         35.0%     $ 59,657          35.0%
State and local taxes less federal
   income tax effect                         8,409           4.5         8,733          5.9         9,379           5.5
Tax audit settlements                       (4,910)         (2.6)
Goodwill amortization                        2,458           1.3         3,675          2.5         2,324           1.4
In-process research and development                                      1,348           .9
Other                                        2,702           1.4         1,755          1.2           (10)
                                          --------          ----       -------         ----      --------          ----
Provision for income taxes                $ 74,467          39.6%      $67,204         45.5%     $ 71,350          41.9%
                                          ========          ====       =======         ====      ========          ====


INFORMATION SYSTEMS DEFERRED INCOME TAX ASSETS (LIABILITIES)

                                                1998            1997
--------------------------------------------------------------------
Deferred income tax assets
   Postretirement medical                   $ 18,421        $ 17,684
   Pensions                                   14,463          11,770
   Acquired net operating losses               3,400           5,062
   Severance                                     691           4,203
   Capital losses                              2,011           2,083
   Other                                      22,622          28,883
Deferred income tax liabilities
   Depreciation                               (2,611)         (9,063)
   Capital losses valuation allowance         (2,011)         (1,631)
   Other                                     (13,501)        (18,547)
                                            --------        --------
Totals                                        43,485          40,444
Current                                       17,483          21,699
                                            --------        --------
Noncurrent                                  $ 26,002        $ 18,745
                                            ========        ========


The carryforward of capital losses expires primarily in 1999. The carryforward of net operating losses expires primarily in 2009.

6.  FINANCIAL SERVICES

INCOME STATEMENTS


                                       1998          1997          1996
-----------------------------------------------------------------------
Revenues                            $34,497       $30,383       $26,263
                                    -------       -------       -------
Expenses
   Interest expense                  13,241        11,410         9,072
   Allowance for losses               2,395         1,600           500
   General and administrative         2,315         2,272         2,246
                                    -------       -------       -------
   Total expenses                    17,951        15,282        11,818
                                    -------       -------       -------
Income before income taxes           16,546        15,101        14,445
Provision for income taxes            6,642         5,972         5,708
                                    -------       -------       -------
Net income                          $ 9,904       $ 9,129       $ 8,737
                                    =======       =======       =======


FINANCE RECEIVABLES

                                         1998             1997
--------------------------------------------------------------
Product financing receivables       $ 458,501        $ 420,088
Unguaranteed residual values           33,289           27,575
Allowance for losses                   (4,540)          (3,571)
Unearned interest income              (81,327)         (74,877)
Other                                   2,842            2,858
                                    ---------        ---------
Totals                              $ 408,765        $ 372,073
                                    =========        =========

As of September 30, 1998, product financing receivables due for each of the next five years were $151,164 in 1999, $125,930 in 2000, $93,766 in 2001, $60,941 in
2002 and $25,867 in 2003.


ALLOWANCE FOR LOSSES


                                    1998           1997
-------------------------------------------------------
Balance, beginning of year       $ 3,571        $ 3,314
Provision                          2,395          1,600
Net losses                        (1,426)        (1,343)
                                 -------        -------
Balance, end of year             $ 4,540        $ 3,571
                                 =======        =======

7.  FINANCING ARRANGEMENTS

INFORMATION SYSTEMS

                                                                                                 1998           1997
--------------------------------------------------------------------------------------------------------------------
Short-term notes, weighted average interest rate
   of 7.3% at September 30, 1998 and 6.3% at September 30, 1997                              $    777       $ 13,245
                                                                                             ========       ========

Fixed rate notes, interest rate of 7.0%, maturing in 2007                                    $ 99,598       $ 99,549
Fixed rate notes, weighted average interest rate
   of 6.7%, maturing through 2003                                                              28,571         34,602
Variable rate notes, weighted average interest rate of 6.1% at September 30,
   1998 and 4.0% at September 30, 1997, maturing through 2000                                  37,891         42,030
Capital lease obligation, weighted average interest rate of 6.7% at September 30, 1998
   and 10.7% at September 30, 1997, maturing through 2002                                       1,529          2,100
                                                                                             --------       --------
Totals                                                                                        167,589        178,281
Current portion                                                                                 6,048          8,131
                                                                                             --------       --------
Long-term portion                                                                            $161,541       $170,150
                                                                                             ========       ========

Loan agreements limit consolidated indebtedness and require a minimum consolidated net worth. In December 1996, the company issued $100,000 (face value) ten year notes at 99.51% of par. At September 30, 1998, the fair values of information systems financing arrangements were $777 for short-term notes, $129,360 for fixed rate notes, $1,534 for capital lease obligations, and $37,891 for variable rate notes. At September 30, 1997, the fair values of information systems financing arrangements were $13,245 for short-term notes, $134,985 for fixed rate notes, $42,030 for variable rate notes and $2,100 for capital lease obligations. At September 30, 1998, debt maturities were $6,048 in 1999, $43,963 in 2000, $6,096 in 2001, $6,169 in 2002 and $5,714 in 2003.
Interest paid was $11,698 in 1998, $7,620 in 1997 and $5,882 in 1996.

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

                                                                                             NOTIONAL AMOUNTS
                                                                           NOTES           SWAPS       CEILINGS
----------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1998
----------------------------------------------------------------------------------------------------------------
Variable rate instruments, maturing through 2002                        $ 71,495         $32,246          $1,875
   Weighted average interest rate                                            6.0%
   Weighted average pay rate                                                                 5.6%
   Weighted average receive rate                                                             5.6%
   Weighted average ceiling interest rate                                                                    7.7%
Fixed rate notes, maturing through 2001                                  139,066
   Weighted average interest rate                                            6.2%
                                                                        --------         -------          ------
Totals                                                                  $210,561         $32,246          $1,875
                                                                        ========         =======          ======

September 30, 1997
----------------------------------------------------------------------------------------------------------------
Variable rate instruments, maturing through 2002                        $113,076         $17,066         $10,625
   Weighted average interest rate                                            5.9%
   Weighted average pay rate                                                                 6.3%
   Weighted average receive rate                                                             5.3%
   Weighted average ceiling interest rate                                                                    7.3%
Fixed rate notes, maturing through 2001                                   85,238
   Weighted average interest rate                                            6.4%
                                                                        --------         -------         -------
Totals                                                                  $198,314         $17,066         $10,625
                                                                        ========         =======         =======


Loan agreements limit consolidated indebtedness and require a minimum consolidated net worth. The fair value of financial services debt was $211,563 and $198,124 at September 30, 1998 and 1997, respectively. At September 30, 1998, maturities of notes were $65,101 in 1999, $45,822 in 2000, $59,138 in 2001 and $40,500 in 2002. Interest paid was $12,814 in 1998, $11,178 in 1997 and
$9,032 in 1996.

At September 30, 1998, notional amount maturities of swap agreements were $9,524 in 1999, $9,523 in 2000, $8,199 in 2001 and $5,000 in 2002 and notional amount maturities of ceiling agreements were $1,875 in 1999. The fair values of interest rate swap agreements were $415 and $96 at September 30, 1998 and 1997, respectively. The fair values of interest rate ceiling agreements were $0 at September 30, 1998 and 1997. The premiums paid for interest rate ceiling agreements are amortized to interest expense on a straight-line basis over the life of the agreement. Unamortized premium costs were $7 at September 30, 1998 and $109 at September 30, 1997.

REVOLVING CREDIT AGREEMENTS

Information systems and financial services share variable rate revolving credit agreements which total $150,000 and require commitment fees on unused credit. At September 30, 1998, available balances under these agreements were $129,500.

FAIR VALUES

Fair values of financial instruments are estimated based on quoted market prices for debt and interest rate management agreements with the same remaining maturities. The fair value of interest rate swap agreements represents the cost if existing agreements had been settled at September 30.

8.  CAPITAL STOCK


                                            1998           1997         1996
----------------------------------------------------------------------------
Preferred
   No par value
   Authorized shares                      60,000         60,000       60,000

Class A common
   No par value
   Authorized shares                     240,000        240,000      120,000
                                         =======        =======      =======
   Issued and outstanding shares
     Balance, beginning of year           78,986         80,961       82,011
     Issued                                  644            447          606
     Repurchased                          (1,800)        (2,369)      (1,600)
     Retired                                 (73)           (53)         (56)
                                         -------        -------      -------
     Balance, end of year                 77,757         78,986       80,961
                                         =======        =======      =======

Class B common
   No par value
   Authorized shares                      40,000        40,000        30,000
   Issued and outstanding shares          20,000        20,000        20,000


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

The company repurchased Class A common shares for treasury at average prices of $19.77 in 1998, $19.75 in 1997 and $20.83 in 1996. The remaining balance of shares authorized for repurchase by the board of directors was 5,370 at September 30, 1998. Treasury shares at September 30 were 14,482 in 1998, 13,327 in 1997 and 11,403 in 1996.

9.  EMPLOYEE STOCK OPTION PLANS

The company's stock option plans award incentive stock options and/or nonqualified stock options to purchase Class A common shares to substantially all employees. Stock options are generally granted at a price equal to fair market value on the date of grant. During the three years ended September 30, 1998, no options were granted at a price less than fair market value. At September 30, 1998, options to purchase 4,077 additional Class A common shares were available for future awards to certain key employees. Under a broad-based stock option plan, the board of directors may award options at its discretion.


                                                                                               Weighted Average
                                                    Shares Under Option                    Option Prices Per Share
                                            1998          1997            1996           1998        1997        1996
----------------------------------------------------------------------------------------------------------------------
Outstanding
    Beginning of year                      8,788         7,605           7,320         $14.97      $12.16      $10.94
    Granted                                2,735         1,712             997          19.61       26.47       17.27
    Exercised                               (540)         (403)           (574)          7.56        8.00        5.31
    Canceled                                (368)         (126)           (138)         22.07       23.98       12.78
                                          ------         -----           -----
    End of year                           10,615         8,788           7,605          16.30       14.97       12.16
                                          ======         =====           =====
Exercisable at September 30                1,441         1,367           1,242          11.52        8.31        6.27
                                          ======         =====           =====


                                            Outstanding, September 30, 1998           Exercisable, September 30, 1998
                                                         Weighted     Weighted
                                                          Average      Average                               Weighted
Option                                 Number of        Remaining       Option            Number of           Average
Price Range                              Options    Life in Years        Price              Options      Option Price
----------------------------------------------------------------------------------------------------------------------
$1.64 - $5.47                                355              3.2       $ 3.97                  356            $ 3.97
$10.00 - $18.03                            6,501              5.6        13.32                  978             12.64
$18.31 - $27.13                            3,759              6.6        22.60                  107             26.42
                                           -----                                              -----
Totals                                    10,615              8.6        16.30                1,441             11.52
                                          ======                                              =====


The company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation expense for stock options was recognized in the financial statements because the option price equals the market price of the stock on the date of grant. In 1997, the company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the valuation of stock options using option valuation models and the disclosure of the pro forma effect on earnings. The company valued its stock options using the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, such as expected stock price volatility, which can materially affect the fair value estimate. Because the company's stock options have characteristics significantly different from traded options, the fair value determined may not reflect the actual value of the company's stock options. The weighted average fair value of the company's stock options granted was $6.05 in 1998, $7.49 in 1997 and $4.74 in 1996. Had compensation expense been recognized using these fair values, the company's net income and diluted earnings per common share would have decreased by $5,885 or $.07 per share in 1998, $3,645 or $.04 per share in 1997 and $1,080 or $.01 per share in 1996. The full effect on pro forma earnings will not be reflected until fiscal year 1999 because compensation expense need only be determined for options granted after fiscal year 1995, and compensation expense is amortized to expense over the option vesting period.

OPTION VALUATION ASSUMPTIONS

                                   1998            1997           1996
----------------------------------------------------------------------
Expected life in years              5               5              5
Dividend yield                     1.4%           1.48%          1.48%
Risk free interest rate            5.9%            6.4%           6.0%
Volatility                          28%             23%            23%


10.  EARNINGS PER COMMON SHARE

In February 1997, the FASB issued SFAS 128, "Earnings Per Share." This statement, effective for both interim and annual periods ending after December 15, 1997, requires the company to report basic EPS and diluted EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior period earnings per share amounts have been restated.

COMPUTATION OF BASIC AND DILUTED EPS


                                                                         1998                1997           1996
----------------------------------------------------------------------------------------------------------------
Income from continuing operations                                    $113,556             $80,491        $99,100
                                                                     ========             =======        =======

Average number of common shares outstanding
   (used to determine basic EPS)                                       79,451              81,462         82,532
Effect of employee stock options                                        1,695               2,561          2,696
                                                                      -------             -------        -------
Average number of common shares and
   equivalents outstanding (used to determine diluted EPS)             81,146              84,023         85,228
                                                                       ======              ======         ======


Employee stock options to purchase 2,956, 1,234 and 1 shares of common stock were outstanding during 1998, 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

11.  POSTRETIREMENT BENEFITS


PENSION EXPENSE

                                                                  1998                 1997          1996
---------------------------------------------------------------------------------------------------------
Defined benefit plans
   Service cost                                               $  9,657             $  8,119      $  6,525
   Interest on projected benefit obligation                     14,838               11,615         9,524
   Actual return on plan assets                                (12,593)             (17,241)      (13,586)
   Net amortization and deferral                                   989                8,478         6,100
   Special termination benefits                                                       8,430
                                                              --------             --------      --------
   Net periodic pension cost                                    12,891               19,401         8,563
Defined contribution plans                                       8,715                6,647         5,930
Multi-employer plans                                               235                  265           312
                                                              --------             --------       -------
Totals                                                        $ 21,841             $ 26,313       $14,805
                                                              ========             ========       =======

Actuarial assumptions of defined benefit plans
   Discount rate                                            7.12%-8.0%         7.25% - 8.0%        7.875%
   Rate of compensation increase                            3.75%-5.0%         3.75% - 5.0%          5.0%
   Expected long-term rate of return on assets                    9.0%                 9.0%          9.0%
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

FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                                             SEPTEMBER 30, 1998              September 30, 1997
                                                         ASSETS                ABO         Assets              Abo
                                                         EXCEED            EXCEEDS         Exceed          Exceeds
                                                            ABO             ASSETS            Abo           Assets
------------------------------------------------------------------------------------------------------------------
Defined benefit plans
   Vested benefit obligation                             $138,756         $ 42,364        $116,237         $34,420
                                                         ========         ========        ========         =======
   Accumulated benefit obligation (ABO)                  $144,077         $ 45,881        $118,195         $37,207
                                                         ========         ========        ========         =======
Projected benefit obligation (PBO)                       $191,064         $ 49,511        $149,901         $40,112
   Fair market value of plan assets                      (162,571)            (464)       (147,596)           (457)
                                                         --------         --------        --------         -------
PBO greater than plan assets                               28,493           49,047           2,305          39,655
Unrecognized net loss                                     (32,687)         (12,924)         (5,792)         (7,459)
   Unrecognized prior service cost                           (558)          (1,404)           (683)         (1,551)
Unrecognized net asset (liability)
     being amortized over 6 to 15 years                       587           (1,596)            781          (1,860)
Minimum pension liability                                                   12,385                           8,196
                                                         --------         --------        --------         -------
Net pension (asset) liability                              (4,165)          45,508          (3,389)         36,981
Multi-employer liability                                                       154                             170
                                                         --------         --------        --------         -------
Totals (asset) liability                                 $ (4,165)        $ 45,662        $ (3,389)        $37,151
                                                         ========         ========        ========         =======


Minimum pension liability
   Intangible asset                                                       $  3,000                          $3,411
   Deferred income tax benefit                                               3,777                           1,936
   Charge to shareholders' equity                                            5,608                           2,849
                                                                          --------                         -------
Totals                                                                    $ 12,385                         $ 8,196
                                                                          ========                         =======
Actuarial assumptions of defined benefit plans
   PBO discount rate                                        7.0% - 7.25%                     7.25% - 8.0%
   Rate of compensation increase                           3.75% -  5.0%                     3.75% - 5.0%


At September 30, 1998 and 1997, about 47% and 45% of the plans' assets were invested in cash and equivalents, government bonds and investment grade corporate bonds. The balance of the plans' assets were invested in equities.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

                                                       1998          1997          1996
---------------------------------------------------------------------------------------
Service cost                                         $1,129        $1,131        $1,120
Interest on accumulated benefit obligation            3,458         3,265         3,150
Special termination benefits                                          731
                                                     ------        ------        ------
Totals                                               $4,587        $5,127        $4,270
                                                     ======        ======        ======

Actuarial assumptions of defined benefit plans
   Discount rate                                        8.0%          8.0%        7.875%
   Healthcare cost trend rate through 2007              6.0%          6.0%          6.0%
   Healthcare cost trend rate thereafter                5.0%          5.0%          5.0%


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

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION

                                                    1998            1997
------------------------------------------------------------------------
Accumulated benefit obligation
   Retirees                                      $28,049         $24,076
   Fully eligible active plan participants         8,872           6,499
   Other active plan participants                 16,863          13,796
Unrecognized prior service cost                    1,424
Unrecognized net loss                             (9,201)           (828)
                                                 -------         -------
Totals                                           $46,007         $43,543
                                                 =======         =======

 Actuarial assumptions
   Discount rate                                     7.0%            8.0%
   Healthcare cost trend rate through 2007           6.0%            6.0%
   Healthcare cost trend rate thereafter             5.0%            5.0%


The effect of a 1% increase in the assumed healthcare cost trend rate would have increased the service and interest cost components of postretirement medical insurance in 1998 by $184 and the accumulated benefit obligation at September 30, 1998 by $2,850.

12.  CASH FLOW STATEMENTS

                                                                    1998             1997             1996
-----------------------------------------------------------------------------------------------------------
INFORMATION SYSTEMS

Cash flows provided by (used for) operating activities
   Net income                                                  $  93,203        $  50,090        $  85,001
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Purchased in-process research and development costs                           14,850
     Depreciation and amortization                                59,562           60,636           44,327
     Deferred income taxes                                        (1,201)         (13,173)           1,605
     Deferred income taxes transferred to (from)
       financial services                                          5,361            4,001           (1,587)
     Loss (gain) on sales of assets                                 (627)           4,215           (2,677)
     Changes in operating assets and liabilities
       Accounts receivable                                       (33,074)          (9,216)         (22,050)
       Inventories                                                 9,537            8,525           15,038
       Prepaid expenses, intangible and other assets               3,108            6,619           (9,209)
       Accounts payable                                           11,473            3,197            1,785
       Accrued and other liabilities                              (1,094)          19,581           (1,888)
                                                               ---------        ---------        ---------
   Net cash provided by operating activities                   $ 146,248        $ 149,325        $ 110,345
                                                               =========        =========        =========

FINANCIAL SERVICES

Cash flows provided by (used for) operating activities
   Net income                                                  $   9,904        $   9,129        $   8,737
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Deferred income taxes                                        12,182           13,008            4,022
     Deferred income taxes transferred to (from)
       information systems                                        (5,361)          (4,001)           1,587
     Changes in receivables, other assets
       and other liabilities                                       2,757            1,739            1,103
                                                               ---------        ---------        ---------
   Net cash provided by operating activities                   $  19,482        $  19,875        $  15,449
                                                               =========        =========        =========

13.  SEGMENT REPORTING

Effective July 1, 1998 the company formally adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires the company to report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The company has changed its reported business segments to comply with this pronouncement. At September 30, 1998, the company's business segments were Automotive, Business Systems and Financial Services. Healthcare Systems would have been reported as a separate business segment were it not reported as discontinued operations because of the sale discussed in Note 2 to the Consolidated Financial Statements. Prior years information has been restated for consistency with 1998's presentation.

GEOGRAPHIC AREAS

The company provides integrated computer systems products and services and manufactures and distributes printed business forms and systems throughout the United States and Canada.

                                               1998               1997               1996
-----------------------------------------------------------------------------------------
United States
   Net sales and revenues               $ 1,326,454        $ 1,275,649        $ 1,022,662
   Long-lived assets                        330,691            363,423            331,185

Canada
   Net sales and revenues                   166,507             74,939             41,123
   Long-lived assets                         17,821             19,240              6,087

Elimination of intersegment sales            (6,998)            (5,249)            (4,153)

Totals
   Net sales and revenues                 1,485,963          1,345,339          1,059,632
   Long-lived assets                        348,512            382,663            337,272


BUSINESS SEGMENTS

The Automotive Division provides integrated computer systems products and services, along with printed business forms to the automotive market. The division's products include integrated software packages, computer hardware, related hardware and software installation and business forms. Services include customer training and consulting, hardware maintenance, software support and database management.

The Business Systems Division manufactures and distributes printed business forms and systems, custom continuous and snap out forms, specialty printed products and provides forms management services to healthcare and general business markets.

Financial Services provides financing for the company's computer systems products to automotive and healthcare markets.

Discontinued operations represents the company's Healthcare Systems Division that was sold in October 1998. See Note 2 to the Consolidated Financial Statements for additional information regarding this transaction.

                                                                             1998           1997            1996
----------------------------------------------------------------------------------------------------------------
Automotive
   Net sales and revenues
     Computer services                                                 $  375,467     $  325,770      $  286,757
     Business forms products                                              185,282        189,734         190,048
     Computer systems products                                            181,109        165,641         154,974
                                                                       ----------     ----------      ----------
     Total net sales and revenues                                         741,858        681,145         631,779
   Operating income                                                       160,858        125,245         132,907
   Total assets                                                           242,259        270,214         262,930
   Investments in equity method investees                                  36,096         38,375           5,468
   Depreciation and amortization                                           35,886         39,535          29,902
   Capital expenditures                                                    19,983         24,325          24,170

Business systems
   Net sales and revenues
     Business forms products                                              670,007        593,699         383,380
     Services and computer systems products                                40,214         40,473          18,536
                                                                       ----------     ----------      ----------
     Total net sales and revenues                                         710,221        634,172         401,916
   Operating income                                                        42,198         40,021          38,995
   Total assets                                                           360,417        355,671         267,914
   Depreciation and amortization                                           15,017         13,819           9,651
   Capital expenditures                                                    10,659         16,983           6,686

Financial services
   Net sales and revenues                                                  34,497         30,383          26,263
   Operating income                                                        16,546         15,101          14,445
   Total assets                                                           411,159        373,175         313,282

Unallocated corporate
   Operating expenses                                                     (16,247)       (22,266)        (13,307)
   Total assets                                                           108,597         65,041          50,640
   Depreciation and amortization                                            2,265          1,695           1,387
   Capital expenditures                                                     2,234          5,155           6,645

Elimination of intersegment sales                                            (613)          (361)           (326)

Discontinued operations
   Total assets                                                            35,288         38,409          28,878
   Depreciation and amortization                                            6,394          5,587           3,387
   Capital expenditures                                                     1,390          1,244           2,479

Totals
   Net sales and revenues                                               1,485,963      1,345,339       1,059,632
   Operating income                                                       203,355        158,101         173,040
   Total assets                                                         1,157,720      1,102,510         923,644
   Depreciation and amortization                                           59,562         60,636          44,327
   Capital expenditures                                                    34,266         47,707          39,980

14.  CONTINGENCY

The U.S. Environmental Protection Agency (EPA) designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During fiscal year 1996, an agreement was reached whereby the state of Connecticut will contribute $8,000 towards remediation costs. Preliminary remediation was ongoing during fiscal year 1998 utilizing Connecticut's contribution. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.


15.  ACCOUNTING STANDARDS

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The new SOP will be effective for transactions entered into in fiscal years beginning after December 15, 1997. The company adopted this pronouncement effective October 1, 1998. The company estimates that the adoption of this pronouncement will reduce fiscal year 1999 revenues by about $25 million and diluted earnings per common share by about $.12 per share, primarily in the first quarter. These estimates may differ from actual results based on the timing and number of systems installations.

In March 1998, the AICPA issued SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs associated with developing or obtaining internal use software should be capitalized. Capitalized costs are then amortized over their useful life. This statement is effective for fiscal years beginning after December 15, 1998. The company does not expect the adoption of this statement to have a material effect because the company was already capitalizing certain costs related to internal use software.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997.

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

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                           First           Second            Third         Fourth
                                                         Quarter          Quarter          Quarter        Quarter
-----------------------------------------------------------------------------------------------------------------
1998
-----------------------------------------------------------------------------------------------------------------
Net sales and revenues
   Information systems                                  $349,721         $364,986         $362,443       $374,316
   Financial services                                      8,097            8,570            8,788          9,042
                                                        --------         --------         --------       --------
   Totals                                               $357,818         $373,556         $371,231       $383,358
                                                        ========         ========         ========       ========

Gross profit                                            $156,197         $164,413         $160,464       $170,872

Income from continuing operations                        $26,148          $28,819          $28,171        $30,418
   Basic earnings per common share                          $.33             $.36             $.35           $.39
   Diluted earnings per common share                        $.32             $.35             $.35           $.38

Net income                                               $23,748          $26,360          $26,049        $26,950
   Basic earnings per common share                          $.30             $.33             $.33           $.34
   Diluted earnings per common share                        $.29             $.32             $.32           $.34

Cash dividends declared per share
   Class A common                                           $.09             $.09             $.09           $.09
   Class B common                                         $.0045           $.0045           $.0045         $.0045

Closing market prices of Class A common shares
   High                                                   $21.00           $22.25           $23.88         $18.50
   Low                                                    $17.00           $17.69           $16.88         $12.63

1997
Net sales and revenues
   Information systems                                  $297,893         $336,265         $322,489       $358,309
   Financial services                                      7,124            7,525            7,787          7,947
                                                        --------         --------         --------       --------
   Totals                                               $305,017         $343,790         $330,276       $366,256
                                                        ========         ========         ========       ========

Gross profit                                            $141,372         $152,174         $143,502       $159,393

Income from continuing operations                        $28,217          $28,661          $19,868         $3,745
   Basic earnings per common share                          $.34             $.35             $.24           $.05
   Diluted earnings per common share                        $.33             $.34             $.24           $.05

Net income                                               $25,500          $26,267           $7,278           $174
   Basic earnings per common share                          $.31             $.32             $.09           $.00
   Diluted earnings per common share                        $.30             $.31             $.09           $.00

Cash dividends declared per share
   Class A common                                           $.08             $.08             $.08           $.08
   Class B common                                          $.004            $.004            $.004          $.004

Closing market prices of Class A common shares
   High                                                   $27.88           $29.38           $24.75         $21.31
   Low                                                    $25.50           $23.88           $15.63         $16.38

                                                             VALUATION ACCOUNTS
                                         FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                                                          (Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------------------
Column A                                               Column B             Column C                  Column D         Column E
                                                                    -------Additions-----     -------Deductions------
                                                       Balance      Charged
                                                          at       to Costs          Other   Write-offs         Other   Balance
                                                      Beginning       and                      Net of                   At End
Description                                            of Year     Expenses           (a)    Recoveries          (a)    Of Year
---------------------------------------------------------------------------------------------------------------------------------
Valuation Accounts - Deducted From Assets to
  Which They Apply

INFORMATION SYSTEMS
Reserves for accounts receivable:
    Year ended September 30, 1998                       7,652        3,303           (612)      3,562             0       6,781
    Year ended September 30, 1997                       5,744        3,960            476       2,528             0       7,652
    Year ended September 30, 1996                       3,166        2,325          2,407       2,154             0       5,744

Reserves for inventory:
    Year ended September 30, 1998                       6,809        2,129           (258)      2,626             0       6,054
    Year ended September 30, 1997                       7,000        2,402          2,368       4,961             0       6,809
    Year ended September 30, 1996                       1,387        1,926          5,033       1,346             0       7,000

Reserves for notes receivable:
    Year ended September 30, 1998                         235            0              0         199             0          36
    Year ended September 30, 1997                         629           57           (336)        115             0         235
    Year ended September 30, 1996                         471          170            203         215             0         629


FINANCIAL SERVICES
Reserves for finance receivables:
    Year ended September 30, 1998                       3,571        2,395            550       1,976             0       4,540
    Year ended September 30, 1997                       3,314        1,600            336       1,679             0       3,571
    Year ended September 30, 1996                       3,903          500              0       1,089             0       3,314




(a) Includes adjustments from translation of foreign currency to United States dollars, the effects of acquisitions and disposals of businesses and transfers between reserves.