Form 10-Q
period 1998-12-31
REYNOLDS & REYNOLDS CO
filed 1999-02-12
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1998

                           COMMISSION FILE NO. 1-10147


                        THE REYNOLDS AND REYNOLDS COMPANY


           OHIO                                       31-0421120
  (State of incorporation)                  (IRS Employer Identification No.)


                             115 SOUTH LUDLOW STREET
                               DAYTON, OHIO 45402
                    (Address of principal executive offices)

                                 (937) 485-2000
                                 (Telephone No.)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   ------

On February 10, 1999, 77,392,891 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three Months Ended December 31, 1998 and 1997                                             3

              Condensed Consolidated Balance Sheets
              As of December 31, 1998 and September 30, 1998                                                    4

              Condensed Statements of Consolidated Cash Flows
              For the Three Months Ended December 31, 1998 and 1997                                             5

              Notes to Condensed Consolidated Financial Statements                                              6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three Months Ended December 31, 1998 and 1997                                             9


PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                                 14


SIGNATURES                                                                                                     15

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                      (In thousands except per share data)



                                                                                                    1998                    1997
                                                                                                 ---------                ----------
Net Sales and Revenues
    Information systems
        Products                                                                                 $ 233,524                $ 250,124
        Services                                                                                   112,656                   99,597
                                                                                                 ---------                ---------
        Total information systems                                                                  346,180                  349,721
    Financial services                                                                               9,370                    8,097
                                                                                                 ---------                ---------
    Total net sales and revenues                                                                   355,550                  357,818
                                                                                                 ---------                ---------

Costs and Expenses
    Information systems
        Cost of sales
            Products                                                                               147,948                  154,472
            Services                                                                                42,655                   39,052
                                                                                                 ---------                ---------
            Total cost of sales                                                                    190,603                  193,524
        Selling, general and administrative expenses                                               118,759                  109,984
    Financial services                                                                               4,535                    4,628
                                                                                                 ---------                ---------
    Total costs and expenses                                                                       313,897                  308,136
                                                                                                 ---------                ---------

Operating Income                                                                                    41,653                   49,682
                                                                                                 ---------                ---------

Other Charges (Income)
    Interest expense                                                                                 3,336                    3,251
    Interest income                                                                                 (1,418)                    (290)
    Other                                                                                              131                      706
                                                                                                 ---------                ---------
    Total other charges                                                                              2,049                    3,667
                                                                                                 ---------                ---------

Income Before Income Taxes                                                                          39,604                   46,015
Provision for Income Taxes                                                                          16,523                   19,867
                                                                                                 ---------                ---------
Income From Continuing Operations                                                                   23,081                   26,148
Discontinued Operations                                                                              5,785                   (2,400)
                                                                                                 ---------                ---------
Net Income                                                                                       $  28,866                $  23,748
                                                                                                 =========                =========

Basic Earnings Per Common Share
    Income From Continuing Operations                                                                $0.29                    $0.33
    Discontinued Operations                                                                          $0.07                   $(0.03)
    Net Income                                                                                       $0.37                    $0.30
    Average Number of Common Shares Outstanding                                                     78,613                   79,848

Diluted Earnings Per Common Share
    Income From Continuing Operations                                                                $0.29                    $0.32
    Discontinued Operations                                                                          $0.07                   $(0.03)
    Net Income                                                                                       $0.36                    $0.29
    Average Number of Common Shares Outstanding                                                     80,499                   81,644

Cash Dividends Declared Per Common Share                                                             $0.10                    $0.09

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
                                 (In thousands)


                                                                                                   12/31/98               9/30/98
                                                                                                 -----------            -----------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                                                         $    81,413            $    39,980
    Accounts receivable                                                                              207,345                227,158
    Inventories                                                                                       68,288                 66,196
    Other current assets                                                                              37,647                 38,713
                                                                                                 -----------            -----------
    Total current assets                                                                             394,693                372,047
Property, Plant and Equipment, less accumulated depreciation of
    $217,856 at 12/31/98 and $215,208 at 9/30/98                                                     170,424                174,226
Goodwill                                                                                              71,446                 82,280
Other Intangible Assets                                                                               14,380                 17,327
Other Assets                                                                                         106,751                100,681
                                                                                                 -----------            -----------
Total Information Systems Assets                                                                     757,694                746,561
                                                                                                 -----------            -----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                                                  412,998                408,765
Cash and Other Assets                                                                                    774                  2,394
                                                                                                 -----------            -----------
Total Financial Services Assets                                                                      413,772                411,159
                                                                                                 -----------            -----------

TOTAL ASSETS                                                                                     $ 1,171,466            $ 1,157,720
                                                                                                 ===========            ===========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                                                              $   197,984            $   198,208
Long-Term Debt                                                                                       161,508                161,541
Other Liabilities                                                                                     85,400                 83,703
                                                                                                 -----------            -----------
Total Information Systems Liabilities                                                                444,892                443,452
                                                                                                 -----------            -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                                        210,623                210,561
Other Liabilities                                                                                    102,779                 99,256
                                                                                                 -----------            -----------
Total Financial Services Liabilities                                                                 313,402                309,817
                                                                                                 -----------            -----------

SHAREHOLDERS' EQUITY
Capital Stock                                                                                         64,003                 58,235
Other Adjustments                                                                                     (9,707)                (9,727)
Retained Earnings                                                                                    358,876                355,943
                                                                                                 -----------            -----------
Total Shareholders' Equity                                                                           413,172                404,451
                                                                                                 -----------            -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $ 1,171,466            $ 1,157,720
                                                                                                 ===========            ===========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                 (In thousands)


                                                                                                         1998                1997
                                                                                                       --------            --------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                                                            $ 22,157            $ 34,075
                                                                                                       --------            --------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                                                                    (1,393)
    Capital expenditures                                                                                 (8,716)             (7,619)
    Net proceeds from asset sales                                                                        44,072               5,459
    Capitalization of software licensed to customers                                                     (5,033)               (254)
    Repayments from (advances to) financial services                                                      1,161              (5,701)
                                                                                                       --------            --------
    Net cash flows provided by (used for) used for investing activities                                  31,484              (9,508)
                                                                                                       --------            --------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                                                 1,775
    Principal payments on debt                                                                              (83)            (13,629)
    Capital stock issued                                                                                  4,836                 581
    Capital stock repurchased                                                                           (18,756)             (9,158)
                                                                                                       --------            --------
    Net cash flows used for financing activities                                                        (12,228)            (22,206)
                                                                                                       --------            --------

Effect of Exchange Rate Changes on Cash                                                                      20                (476)
                                                                                                       --------            --------

Increase in Cash and Equivalents                                                                         41,433               1,885
Cash and Equivalents, Beginning of Period                                                                39,980               7,604
                                                                                                       --------            --------
Cash and Equivalents, End of Period                                                                    $ 81,413            $  9,489
                                                                                                       ========            ========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                                                            $  5,865            $  4,026
                                                                                                       --------            --------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                                                      (36,549)            (38,079)
    Collections on finance receivables                                                                   30,230              23,876
                                                                                                       --------            --------
    Net cash flows used for investing activities                                                         (6,319)            (14,203)
                                                                                                       --------            --------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                                                14,625              18,700
    Principal payments on debt                                                                          (14,563)            (14,588)
    Advances from (repayments to) information systems                                                    (1,161)              5,701
                                                                                                       --------            --------
    Net cash flows provided by (used for) financing activities                                           (1,099)              9,813
                                                                                                       --------            --------

Decrease in Cash and Equivalents                                                                         (1,553)               (364)
Cash and Equivalents, Beginning of Period                                                                 2,102                 921
                                                                                                       --------            --------
Cash and Equivalents, End of Period                                                                    $    549            $    557
                                                                                                       ========            ========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 1998 is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  INVENTORIES

                                                               12/31/98          9/30/98
                                                               --------          -------
Finished Products                                               $55,404          $54,778
Work In Process                                                   6,357            5,795
Raw Materials                                                     6,527            5,623
                                                                -------          -------
Total Inventories                                               $68,288          $66,196
                                                                =======          =======

(3)  ACCOUNTING CHANGE
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The new SOP was effective for transactions entered into in fiscal years beginning after December 15, 1997. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Division computer systems products revenues $15,736, gross profit $10,479, operating income $9,992 and net income $5,825 or $.07 per diluted share for the first fiscal quarter ended December 31, 1998.

(4)  DISCONTINUED OPERATIONS
On October 23, 1998, the company sold essentially all net assets of its Healthcare Systems segment to InfoCure Corporation for about $50,000. The proceeds consisted of about $40,000 in cash with the balance in subordinated notes. The company recorded a gain on the sale of $5,785 or $.07 per diluted share in the first quarter of fiscal year 1999. About $1,200 of Healthcare Systems after-tax operating losses, from October 1, 1998 through October 23, 1998, were included in the determination of the gain on the sale of the Healthcare Systems segment.

(5)  BUSINESS COMBINATIONS
The company purchased Crain-Drummond Inc. in July 1997. In recording the assets and liabilities of this business combination the company accrued the estimated costs to close duplicate facilities of Crain-Drummond. During the first fiscal quarter of 1999, the company closed the second of two manufacturing facilities scheduled for closure. As of July 1, 1997, key elements of the costs accrued for exiting duplicate facilities of Crain-Drummond were involuntary termination benefits of $2,665 and relocation costs of $416. Involuntary termination benefits represent severance payments and outplacement services for about 170 employees, principally manufacturing employees. Through December 31, 1998, $1,300 of involuntary termination benefits were paid to 85 employees and $111 of relocation costs were paid. The company recorded the assets of the duplicate facilities as current assets held for sale. As of July 1, 1997, these assets of $4,972 were recorded at estimated fair market value less disposal costs. At December 31, 1998 $2,146 of these assets had been sold.

(6)  COMPREHENSIVE INCOME

                                                                 1998             1997
                                                                -------          -------
Net Income                                                      $28,866          $23,748
Foreign Currency Translation                                         20              477
                                                                -------          -------
Comprehensive Income                                            $28,886          $24,225
                                                                =======          =======

(7)  BUSINESS SEGMENTS

                                                                                                  1998                       1997
                                                                                               ---------                  ----------
AUTOMOTIVE
Net Sales and Revenues
    Computer Services                                                                          $ 103,297                  $  90,840
    Computer Systems Products                                                                     28,359                     35,442
    Business Forms Products                                                                       43,617                     45,013
                                                                                               ---------                  ---------
    Total Net Sales and Revenues                                                               $ 175,273                  $ 171,295
Operating Income                                                                               $  31,390                  $  39,190

BUSINESS SYSTEMS
Net Sales and Revenues
    Business Forms Products                                                                    $ 160,578                  $ 168,587
    Services and Computer Systems Products                                                        10,329                      9,946
                                                                                               ---------                  ---------
    Total Net Sales and Revenues                                                               $ 170,907                  $ 178,533
Operating Income                                                                               $   9,402                  $  10,778

FINANCIAL SERVICES
Net Sales and Revenues                                                                         $   9,370                  $   8,097
Operating Income                                                                               $   4,835                  $   3,469

CORPORATE
Operating Expenses                                                                             $  (3,974)                 $  (3,755)

ELIMINATION OF INTERSEGMENT SALES                                                              $       0                  $    (107)

TOTALS
Net Sales and Revenues                                                                         $ 355,550                  $ 357,818
Operating Income                                                                               $  41,653                  $  49,682


                                                                                                12/31/98                  9/30/98
                                                                                               -----------              -----------
ASSETS
Automotive                                                                                     $   246,122              $   242,259
Business Systems                                                                                   351,565                  360,417
Financial Services                                                                                 413,772                  411,159
Corporate                                                                                          160,007                  108,597
Discontinued Operations                                                                                  0                   35,288
                                                                                               -----------              -----------
Total Assets                                                                                   $ 1,171,466              $ 1,157,720
                                                                                               ===========              ===========


(8)  CONTINGENCY
The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During fiscal year 1996, an agreement was reached whereby the state of Connecticut will contribute $8,000 towards remediation costs. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

(9)  CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.

                                                                                                       1998                  1997
                                                                                                     --------              --------
INFORMATION SYSTEMS
Net Income                                                                                           $ 25,982              $ 21,680
Depreciation and Amortization                                                                          11,917                13,932
Deferred Income Taxes                                                                                    (582)                  970
Deferred Income Taxes Transferred to Financial Services                                                   389                  (184)
Losses (Gains) on Sales of Assets                                                                      (6,919)                   67
Changes in Operating Assets and Liabilities
    Accounts Receivable                                                                                14,176                 4,494
    Inventories                                                                                        (3,518)                   16
    Prepaid Expenses and Other Current Assets                                                          (2,299)                  481
    Intangible and Other Assets                                                                         2,432                   915
    Accounts Payable                                                                                  (12,635)                 (715)
    Accrued Liabilities                                                                                (1,143)              (10,218)
    Other Liabilities                                                                                  (5,643)                2,637
                                                                                                     --------              --------
Net Cash Provided by Operating Activities                                                            $ 22,157              $ 34,075
                                                                                                     ========              ========

FINANCIAL SERVICES
Net Income                                                                                           $  2,884              $  2,068
Deferred Income Taxes                                                                                   1,464                 1,763
Deferred Income Taxes Transferred from Information Systems                                               (389)                  184
Changes in Receivables, Other Assets and Other Liabilities                                              1,906                    11
                                                                                                     --------              --------
Net Cash Provided by Operating Activities                                                            $  5,865              $  4,026
                                                                                                     ========              ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                      (In thousands except per share data)


SIGNIFICANT EVENTS
DISCONTINUED OPERATIONS
In September 1998, the company's board of directors approved a plan to discontinue operations of the company's Healthcare Systems segment. This separate segment provided computer systems products and services to hospital-based and office-based physicians. Net sales and revenues were $48,226 in fiscal year 1998 and related operating losses were $16,700. Prior financial statements have been restated to report the operating results of Healthcare Systems as discontinued operations in the consolidated statements of income.

In October 1998, the company sold essentially all net assets of its Healthcare Systems segment to InfoCure Corporation for about $50,000. The proceeds consisted of about $40,000 in cash with the balance in subordinated notes. The company recorded a gain on the sale of $5,785 or $.07 per diluted share in the first quarter of fiscal year 1999.

ACCOUNTING CHANGE
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The new SOP was effective for transactions entered into in fiscal years beginning after December 15, 1997. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Division computer systems products revenues $15,736, gross profit $10,479, operating income $9,992 and net income $5,825 or $.07 per diluted share for the first fiscal quarter ended December 31, 1998. The company estimates revenues will be reduced by about $3,000 and earnings will be lowered by about $.02 per share in the second fiscal quarter ended March 31, 1999. After the second quarter, the company does not expect the effect to be material.


RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                              1998           1997          Change         % Change
                                                            --------       --------        -------        --------
Net Sales and Revenues                                      $355,550       $357,818        $(2,268)            -1%
Gross Profit                                                $155,577       $156,197          $(620)             0%
Operating Income                                             $41,653        $49,682        $(8,029)           -16%
Income From Continuing Operations                            $23,081        $26,148        $(3,067)           -12%
Discontinued Operations                                       $5,785        $(2,400)        $8,185
Net Income                                                   $28,866        $23,748         $5,118             22%
Earnings Per Common Share (Diluted)                            $0.36          $0.29          $0.07             24%

EXCLUDING EFFECT OF ACCOUNTING CHANGE
Net Sales and Revenues                                      $371,286       $357,818        $13,468              4%
Gross Profit                                                $166,056       $156,197         $9,859              6%
Operating Income                                             $51,645        $49,682         $1,963              4%
Income From Continuing Operations                            $28,906        $26,148         $2,758             11%

Consolidated revenues declined slightly because of the effect of the accounting change. Excluding the effect of the accounting change, revenues increased over last year as a result of growth in revenues of Automotive computer systems services and products which overcame declines in Automotive forms and Business Systems sales.

The consolidated gross profit percentage was 44.9% of revenues (excluding financial services revenues) compared to 44.6% last year. Excluding the effect of the accounting change, consolidated gross profit margin was 45.9%. The increase over last year resulted from growth in Automotive revenues and improvement in Business Systems gross profit margins.

Consolidated operating income (excluding the effect of the accounting change) was 13.9% of revenues, the same as last year. Automotive operating margins (excluding the effect of the accounting change) declined from last year because of both lower gross profit margins and higher investment in new products and services. Business Systems operating margins declined from last year, in part, because of startup expenses associated with the Kaiser Permanente account. (In August 1998 the company and Kaiser signed a five-year, $200 million contract.)

Interest income rose over last year because of higher cash balances and notes receivable as a result of the sale of the Healthcare Systems segment. The effective income tax rate declined to 41.7% from 43.2% last year because of the sale of Healthcare Systems, which reduced nondeductible goodwill amortization, and lower state income taxes. Annualized return on average shareholders' equity was 22.7%, compared to 24.1% at December 31, 1997.

AUTOMOTIVE

                                                          1998            1997         Change          % Change
                                                        --------        --------       -------         --------
Net Sales and Revenues
    Computer Services                                   $103,297         $90,840       $12,457              14%
    Computer Systems Products                            $28,359         $35,442       $(7,083)            -20%
    Business Forms                                       $43,617         $45,013       $(1,396)             -3%
                                                        --------        --------       -------
    Total Net Sales and Revenues                        $175,273        $171,295        $3,978               2%
Gross Profit                                             $93,652         $94,193         $(541)             -1%
    Gross Margin                                            53.4%           55.0%
SG&A Expenses                                            $62,262         $55,003        $7,259              13%
    % of Revenues                                           35.5%           32.1%
Operating Income                                         $31,390         $39,190       $(7,800)            -20%
    Operating Margin                                        17.9%           22.9%

EXCLUDING EFFECT OF ACCOUNTING CHANGE
Net Sales and Revenues
    Computer Services                                   $103,297         $90,840       $12,457              14%
    Computer Systems Products                            $44,095         $35,442        $8,653              24%
    Business Forms                                       $43,617         $45,013       $(1,396)             -3%
                                                        --------        --------       -------
    Total Net Sales and Revenues                        $191,009        $171,295       $19,714              12%
Gross Profit                                            $104,131         $94,193        $9,938              11%
    Gross Margin                                            54.5%           55.0%
SG&A Expenses                                            $62,749         $55,003        $7,746              14%
    % of Revenues                                           32.8%           32.1%
Operating Income                                         $41,382         $39,190        $2,192               6%
    Operating Margin                                        21.7%           22.9%

Excluding the effect of the accounting change, Automotive revenues increased 12% because of growth in computer services and systems products which more than offset a slight decline in Automotive business forms sales. Computer services revenues increased 14% primarily because of the increased number of software applications supported. Computer systems products sales grew 24% over last year (excluding the effect of the accounting change) primarily because of higher sales volumes of ERA dealer management systems and electronic parts catalogs. A portion of the higher sales volumes resulted from customers replacing systems that were not year 2000 qualified, as well as competitive wins. As of December 31, 1998, essentially all customers have converted to year 2000 qualified systems. Automotive business forms sales declined slightly because of lower volumes, primarily caused by the shift to laser printing. The company includes its laser printing equipment and support revenues in computer systems products and services, and related forms and supplies sales in business forms products. Laser revenues, while still relatively small, continued to grow. Management expects the shift from printed forms to laser printing to continue. The company expects continued revenue growth throughout the year. However, revenue growth in the second quarter will likely be at a high single digit rate, slightly under the 12% rate in the first quarter of 1999. This lower revenue growth rate is anticipated because of a number of items, including the completion of customer conversions to year 2000 qualified systems and lower sales activity among large enterprise accounts.

Automotive gross profit margins declined primarily as a result of the accounting change. Excluding the effect of the accounting change, gross profit margins declined slightly because of a slight decline in computer systems products gross margins and a shift in the revenue mix because of the strong growth in computer systems products (excluding the accounting change).

Operating margins declined from last year primarily because of the effect of the accounting change. Excluding this impact, operating margins declined primarily because of higher SG&A expenses for new business and product development.

BUSINESS SYSTEMS

                                             1998           1997           Change         % Change
                                           --------       --------         -------        --------
Net Sales and Revenues                     $170,907       $178,533         $(7,626)            -4%
Gross Profit                                $61,925        $62,004            $(79)             0%
    Gross Margin                               36.2%          34.7%
SG&A Expenses                               $52,523        $51,226          $1,297              3%
    % of revenues                              30.7%          28.7%
Operating Income                             $9,402        $10,778         $(1,376)           -13%
    Operating Margin                            5.5%           6.0%

Business Systems sales declined because of reduced volumes and lower sales prices. Sales prices were lowered to reflect lower paper costs.

Gross profit nearly equaled last year on lower sales as the gross profit margin rose one and one-half percentage points. First quarter results reflect the full benefit of the 1997 restructuring which resulted in the closing of four manufacturing plants. During the first quarter the company closed Crain-Drummond's Ottawa, Ontario manufacturing facility and incurred about $500 of period costs. These period costs essentially accounted for the decline in gross profit margin from the fourth quarter of fiscal year 1998.

Business Systems operating margin was less than last year because of higher SG&A expenses. About $600 of these expenses represented startup costs associated with the Kaiser Permanente account. (In August 1998 the company and Kaiser signed a five-year, $200 million contract.) SG&A expenses were essentially the same percentage of sales as the fourth quarter of fiscal year 1998.

FINANCIAL SERVICES

                                              1998           1997          Change         % Change
                                            --------       --------        -------        --------
Net Sales and Revenues                       $9,370         $8,097          $1,273            16%
Operating Income                             $4,835         $3,469          $1,366            39%
    Operating Margin                           51.6%          42.8%

Average finance receivables increased 11% over last year because of strong automotive systems sales. Financial Services revenues grew because of interest earned on the higher receivables balances. Average interest rates were slightly higher than last year.

Financial Services' interest rate spread remained strong at 3.4%, compared to 3.1% last year. This interest rate spread increased over last year because of lower borrowing rates, in addition to the previously mentioned increase in the receivables portfolio. Bad debt expenses were $650 compared to $873 last year.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first quarter of fiscal year 1999 the company did not enter into any new interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems continued to provide strong cash flow from operating activities during the first quarter of the fiscal year. Operating cash flow was $22,157 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures of $8,716. During the first quarter the company also capitalized $5,033 of software licensed to customers, consisting of about $2,500 of purchased software with the balance representing internal capitalization. Capital expenditures in the ordinary course of business are anticipated to be about $45,000 in fiscal year 1999. In October 1998, the company received about $40,000 of proceeds from the sale of the Healthcare Systems segment.

Financial services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 29.2% at December 31, 1998 and 29.4% at September 30, 1998. Remaining credit available under existing revolving credit agreements was $114,875 at December 31, 1998. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1999 normal operations.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. These cash flows resulted primarily from income, of which Automotive generates about 75 to 80 percent of the total. Automotive's strong cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund Financial Services' receivables and business combinations. In fiscal year 1997, the company filed a shelf registration statement with the SEC whereby the company can issue up to $300,000 of notes. Through December 31, 1998, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond fiscal year 1999.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of February 10, 1999, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1998, the company's board of directors raised the quarterly dividend 11% to $.10 per Class A common share. The company has increased cash dividends per share thirteen times in the last nine years and paid dividends each year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide additional returns to shareholders. During the first quarter of fiscal year 1999, the company repurchased 900 Class A common shares for $18,756 ($20.84 per share). As of December 31, 1998 the company could repurchase an additional 4,470 Class A common shares under existing board of directors' authorizations.

YEAR 2000 COMPLIANCE
STATE OF READINESS
The company has assessed potential year 2000 effects on its internal computer systems, computer systems provided to customers and other non-information technology systems. The assessment included not only the company's systems, but also systems of outside parties such as key suppliers and business partners. Detailed plans were prepared to address year 2000 issues. These plans covered software applications, operating systems, hardware and embedded technology in other equipment. The plans called for a determination of whether effected systems should be modified, replaced or retired. Management reviews progress against these plans with the Audit Committee of the Board of Directors at its regularly scheduled meetings.

About 80% of the company's systems were year 2000 qualified as of December 31, 1998. The remaining systems are scheduled to be year 2000 qualified on or before June 1999. In July 1998, the company released a year 2000 qualified version of its ERA2 dealer management system for automobile dealers. In December 1998, the company completed the conversion of customers to the new ERA2 software release. The company decided late in 1997 to retire several older product lines by December 1998 rather than make these systems year 2000 qualified. Early in fiscal year 1998 the company communicated this decision to affected customers and presented them with various product alternatives. During the year the company reinforced this communication on a number of occasions. As of December 31, 1998, the vast majority of customers have purchased a year 2000 qualified system from the company. The company discontinued support of non-year 2000 qualified systems on January 1, 1999.

The company has contacted significant suppliers, customers and critical business partners to determine the extent to which the company may be vulnerable in the event those parties fail to properly remediate their own year 2000 issues. About 70% of our business partners have responded and indicated that their systems will be year 2000 qualified. The company has performed testing where applicable to determine that the third party systems are year 2000 qualified and function properly with the company's systems. To date the company has not experienced material adverse results from third party systems. While the company has taken significant actions to help ensure that these systems will be able to process and store dates into the next century, no amount of testing or contractual assurances will guarantee that errors or systems failures will not occur.

COSTS
The company's year 2000 efforts have been undertaken largely with existing personnel. In some instances, consultants have been engaged to perform specific services. Through December 31, 1998, the company has spent about $9,000 on year 2000 compliance efforts. In the first quarter of fiscal year 1999, year 2000 compliance costs were about $2,000. Prior to fiscal year 1999, the company spent an additional $7,000 on year 2000 compliance. The company estimates that the total costs (including costs already incurred) to make all systems year 2000 qualified will be about $13,000 to $15,000. However, there can be no assurance that the company will not incur unanticipated costs, which could have a material adverse effect on the company's financial statements.

RISKS
Management believes that the reasonably likely worst case scenario, with respect to year 2000 issues, is the failure of a supplier (including energy or communications suppliers) to be year 2000 qualified. Such a failure could temporarily interrupt the supply of needed products or services to the company or its customers, which could effect the company's ability to deliver products and services and have a material adverse effect on the company's financial statements.

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

MARKET RISKS
INTEREST RATES
The information systems portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less.

The Financial Services segment of the business obtains borrowings to fund the investment in finance receivables. These fixed rate receivables have repayment terms of four to eight years, with five years being the most common term. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes.

Because fixed rate finance receivables are directionally funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements.

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations in Canada, which accounted for 12% of net sales and revenues in the three months ended December 31, 1998. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At December 31, 1998, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at December 31, 1998, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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

ENVIRONMENTAL MATTER
See Note 8 to the Consolidated Financial Statements for a discussion of an environmental contingency.


                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (27) Financial Data Schedules


                  (b)      Reports on Form 8-K

                           On November 9, 1998 the company filed a report on Form 8-K regarding the sale of substantially all assets of its Healthcare Systems segment.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE REYNOLDS AND REYNOLDS COMPANY




Date  February 11, 1999                        /s/ DAVID R. HOLMES
     -------------------------------           ---------------------------------
                                               David R. Holmes
                                               Chairman of the Board, President
                                               and Chief Executive Officer



Date  February 11, 1999                        /s/ DALE L. MEDFORD
     -------------------------------           ---------------------------------
                                               Dale L. Medford
                                               Corporate Vice President, Finance
                                               and Chief Financial Officer