Form 10-Q
period 1999-03-31
REYNOLDS & REYNOLDS CO
filed 1999-05-13
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

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

On May 10, 1999, 77,021,698 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS



                                                                                PAGE
                                                                                NUMBER
                                                                                ------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three and Six Months Ended March 31, 1999 and 1998           3

              Condensed Consolidated Balance Sheets
              As of March 31, 1999 and September 30, 1998                          4

              Condensed Statements of Consolidated Cash Flows
              For the Six Months Ended March 31, 1999 and 1998                     5

              Notes to Condensed Consolidated Financial Statements                 6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Six Months Ended March 31, 1999 and 1998           9


PART II. OTHER INFORMATION

Item 4.       Results of Votes of Security Holders                                14

Item 6.       Exhibits and Reports on Form 8-K                                    15


SIGNATURES                                                                        16

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                      (In thousands except per share data)


                                                                       THREE MONTHS                  SIX MONTHS
                                                                    1999          1998           1999          1998
                                                                 ------------  -----------    ------------  -----------
Net Sales and Revenues
    Information systems
        Products                                                    $266,224     $264,492        $499,748     $514,616
        Services                                                     116,138      100,494         228,794      200,091
                                                                 ------------  -----------    ------------  -----------
        Total information systems                                    382,362      364,986         728,542      714,707
    Financial services                                                 9,732        8,570          19,102       16,667
                                                                 ------------  -----------    ------------  -----------
    Total net sales and revenues                                     392,094      373,556         747,644      731,374
                                                                 ------------  -----------    ------------  -----------

Costs and Expenses
    Information systems
        Cost of sales
            Products                                                 161,210      158,456         309,158      312,928
            Services                                                  44,384       42,117          87,039       81,169
                                                                 ------------  -----------    ------------  -----------
            Total cost of sales                                      205,594      200,573         396,197      394,097
        Selling, general and administrative expenses                 127,856      114,909         246,615      224,893
    Financial services                                                 4,393        4,304           8,928        8,932
                                                                 ------------  -----------    ------------  -----------
    Total costs and expenses                                         337,843      319,786         651,740      627,922
                                                                 ------------  -----------    ------------  -----------

Operating Income                                                      54,251       53,770          95,904      103,452
                                                                 ------------  -----------    ------------  -----------

Other Charges (Income)
    Interest expense                                                   3,304        3,358           6,640        6,602
    Interest income                                                  (1,522)        (641)         (2,940)        (931)
    Other                                                                388          810             519        1,523
                                                                 ------------  -----------    ------------  -----------
    Total other charges                                                2,170        3,527           4,219        7,194
                                                                 ------------  -----------    ------------  -----------

Income Before Income Taxes                                            52,081       50,243          91,685       96,258
Provision for Income Taxes                                            21,652       21,424          38,175       41,291
                                                                 ------------  -----------    ------------  -----------
Income From Continuing Operations                                     30,429       28,819          53,510       54,967
Discontinued Operations                                                    0      (2,459)           5,785      (4,859)
                                                                 ------------  -----------    ------------  -----------
Net Income                                                           $30,429      $26,360         $59,295      $50,108
                                                                 ============  ===========    ============  ===========

Basic Earnings Per Common Share
    Income From Continuing Operations                                  $0.39        $0.36           $0.68        $0.69
    Discontinued Operations                                            $0.00      ($0.03)           $0.07      ($0.06)
    Net Income                                                         $0.39        $0.33           $0.76        $0.63
    Average Number of Common Shares Outstanding                       78,385       79,796          78,500       79,821

Diluted Earnings Per Common Share
    Income From Continuing Operations                                  $0.38        $0.35           $0.67        $0.67
    Discontinued Operations                                            $0.00      ($0.03)           $0.07      ($0.06)
    Net Income                                                         $0.38        $0.32           $0.74        $0.61
    Average Number of Common Shares Outstanding                       80,170       81,757          80,331       81,699

Cash Dividends Declared Per Common Share                               $0.10        $0.09           $0.20        $0.18

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND SEPTEMBER 30, 1998
                                 (In thousands)


                                                                   3/31/99         9/30/98
                                                                  -----------    -----------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                          $    93,935    $    39,980
    Accounts receivable                                               219,570        227,158
    Inventories                                                        70,056         66,196
    Other current assets                                               37,227         38,713
                                                                  -----------    -----------
    Total current assets                                              420,788        372,047
Property, Plant and Equipment, less accumulated depreciation of
    $218,432 at 3/31/99 and $215,208 at 9/30/98                       178,016        174,226
Goodwill                                                               69,544         82,280
Other Intangible Assets                                                16,453         17,327
Other Assets                                                          101,433        100,681
                                                                  -----------    -----------
Total Information Systems Assets                                      786,234        746,561
                                                                  -----------    -----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                   415,380        408,765
Cash and Other Assets                                                     717          2,394
                                                                  -----------    -----------
Total Financial Services Assets                                       416,097        411,159
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 1,202,331    $ 1,157,720
                                                                  ===========    ===========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                               $   213,039    $   198,208
Long-Term Debt                                                        168,584        161,541
Other Liabilities                                                      87,254         83,703
                                                                  -----------    -----------
Total Information Systems Liabilities                                 468,877        443,452
                                                                  -----------    -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                         209,372        210,561
Other Liabilities                                                      99,055         99,256
                                                                  -----------    -----------
Total Financial Services Liabilities                                  308,427        309,817
                                                                  -----------    -----------

SHAREHOLDERS' EQUITY
Capital Stock                                                          67,028         58,235
Other Adjustments                                                     (9,486)        (9,727)
Retained Earnings                                                     367,485        355,943
                                                                  -----------    -----------
Total Shareholders' Equity                                            425,027        404,451
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,202,331    $ 1,157,720
                                                                  ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In thousands)


                                                                            1999       1998
                                                                         ----------   -------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                                $65,256     $71,941
                                                                          --------    --------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                                (564)
    Capital expenditures                                                  (26,404)    (17,045)
    Net proceeds from asset sales                                           50,234       7,245
    Capitalization of software licensed to customers                       (7,701)       (570)
    Repayments from (advances to) financial services                         (237)     (5,118)
                                                                          --------    --------
    Net cash flows provided by (used for) used for investing activities     15,892    (16,052)
                                                                          --------    --------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                   45,720
    Principal payments on debt                                            (38,297)    (12,051)
    Cash dividends paid                                                    (7,839)     (7,172)
    Capital stock issued                                                     6,295       1,510
    Capital stock repurchased                                             (33,313)    (13,464)
                                                                          --------    --------
    Net cash flows used for financing activities                          (27,434)    (31,177)
                                                                          --------    --------

Effect of Exchange Rate Changes on Cash                                        241       (349)
                                                                          --------    --------

Increase in Cash and Equivalents                                            53,955      24,363
Cash and Equivalents, Beginning of Period                                   39,980       7,604
                                                                          --------    --------
Cash and Equivalents, End of Period                                        $93,935     $31,967
                                                                          ========    ========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                                $10,547     $10,171
                                                                          --------    --------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                        (73,521)    (74,629)
    Collections on finance receivables                                      62,283      51,335
                                                                          --------    --------
    Net cash flows used for investing activities                          (11,238)    (23,294)
                                                                          --------    --------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                   38,353      36,893
    Principal payments on debt                                            (39,542)    (28,940)
    Advances from (repayments to) information systems                          237       5,118
                                                                          --------    --------
    Net cash flows provided by (used for) financing activities               (952)      13,071
                                                                          --------    --------

Decrease in Cash and Equivalents                                           (1,643)        (52)
Cash and Equivalents, Beginning of Period                                    2,102         921
                                                                          --------    --------
Cash and Equivalents, End of Period                                           $459        $869
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

(2)  INVENTORIES

                                3/31/99         9/30/98
                              -------------  --------------
Finished Products                  $58,019         $54,778
Work In Process                      5,391           5,795
Raw Materials                        6,646           5,623
                              -------------  --------------
Total Inventories                  $70,056         $66,196
                              =============  ==============

(3)  ACCOUNTING CHANGE
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The new SOP was effective for transactions entered into in fiscal years beginning after December 15, 1997. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Division computer systems products revenues $2,200, gross profit $725, operating income $632 and net income $369 or $.005 per diluted share for the second fiscal quarter ended March 31, 1999. Through six months, the adoption of SOP 97-2 reduced the Automotive Division computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share. The company has now completed the transition period for SOP 97-2.


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

(5)  BUSINESS COMBINATIONS
The company purchased Crain-Drummond Inc. in July 1997. In recording the assets and liabilities of this business combination the company accrued the estimated costs to close duplicate facilities of Crain-Drummond. During the first fiscal quarter of 1999, the company closed the second of two manufacturing facilities scheduled for closure. As of July 1, 1997, key elements of the costs accrued for exiting duplicate facilities of Crain-Drummond were involuntary termination benefits of $2,665 and relocation costs of $416. Involuntary termination benefits represent severance payments and outplacement services for about 170 employees, principally manufacturing employees. Through March 31, 1999, $2,428 of involuntary termination benefits were paid to 132 employees and $232 of relocation costs were paid. Essentially all actions have been taken with remaining costs scheduled for payment over the severance periods. The accrued costs approximated those being paid. The company recorded the assets of the duplicate facilities as current assets held for sale. As of July 1, 1997, these assets of $4,972 were recorded at estimated fair market value less disposal costs. At March 31, 1999 $2,105 of these assets had been sold.

(6)  COMPREHENSIVE INCOME

                                    THREE MONTHS          SIX MONTHS
                                  1999       1998       1999       1998
                                -------    -------    -------    -------
Net Income                      $30,429    $26,360    $59,295    $50,108
Foreign Currency Translation        221        128        241      (349)
                                -------    -------    -------    -------
Comprehensive Income            $30,650    $26,488    $59,536    $49,759
                                =======    =======    =======    =======


(7)  BUSINESS SEGMENTS

                                                  THREE MONTHS              SIX MONTHS
                                                1999        1998          1999         1998
                                              --------    ---------     --------     -------
AUTOMOTIVE
Net Sales and Revenues
    Computer Services                         $105,795      $90,541     $209,092     $181,381
    Computer Systems Products                   44,642       43,779       73,001       79,221
    Business Forms Products                     45,935       46,647       89,552       91,660
                                             ---------    ---------    ---------    ---------
    Total Net Sales and Revenues              $196,372     $180,967     $371,645     $352,262
Operating Income                               $41,813      $40,375      $73,203      $79,565

BUSINESS SYSTEMS
Net Sales and Revenues
    Business Forms Products                   $174,897     $173,139     $335,475     $341,726
    Services and Computer Systems Products      11,093       10,978       21,422       20,924
                                             ---------    ---------    ---------    ---------
    Total Net Sales and Revenues              $185,990     $184,117     $356,897     $362,650
Operating Income                               $14,197      $13,018      $23,599      $23,796

FINANCIAL SERVICES
Net Sales and Revenues                          $9,732       $8,570      $19,102      $16,667
Operating Income                                $5,339       $4,266      $10,174       $7,735

CORPORATE EXPENSES                            ($7,098)     ($3,889)    ($11,072)     ($7,644)

ELIMINATION OF INTERSEGMENT SALES                   $0        ($98)           $0       ($205)

TOTALS
Net Sales and Revenues                        $392,094     $373,556     $747,644     $731,374
Operating Income                               $54,251      $53,770      $95,904     $103,452


                                                                         3/31/99      9/30/98
                                                                       ---------     ---------
ASSETS
Automotive                                                              $232,923     $242,259
Business Systems                                                         372,827      360,417
Financial Services                                                       416,097      411,159
Corporate                                                                180,484      108,597
Discontinued Operations                                                        0       35,288
                                                                      ----------   ----------
Total Assets                                                          $1,202,331   $1,157,720
                                                                      ==========   ==========

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

(9)  CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.

                                                                1999        1998
                                                              --------    --------
INFORMATION SYSTEMS
Net Income                                                    $53,225     $45,495
Depreciation and Amortization                                  23,441      27,880
Deferred Income Taxes                                           1,226       1,327
Deferred Income Taxes Transferred to Financial Services       (3,175)       (657)
Losses (Gains) on Sales of Assets                             (6,889)          11
Changes in Operating Assets and Liabilities
    Accounts Receivable                                           799       4,032
    Inventories                                               (5,286)         711
    Prepaid Expenses and Other Current Assets                 (5,324)         161
    Intangible and Other Assets                                 6,759       3,873
    Accounts Payable                                          (1,494)       2,115
    Accrued Liabilities                                         5,751    (15,583)
    Other Liabilities                                         (3,777)       2,576
                                                              -------     -------
Net Cash Provided by Operating Activities                     $65,256     $71,941
                                                              =======     =======

FINANCIAL SERVICES
Net Income                                                     $6,070      $4,613
Deferred Income Taxes                                           (297)       2,964
Deferred Income Taxes Transferred from Information Systems      3,175         657
Changes in Receivables, Other Assets and Other Liabilities      1,599       1,937
                                                              -------     -------
Net Cash Provided by Operating Activities                     $10,547     $10,171
                                                              =======     =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                      (In thousands except per share data)


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

ACCOUNTING CHANGE
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The new SOP was effective for transactions entered into in fiscal years beginning after December 15, 1997. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Division's computer systems products revenues $2,200, gross profit $725, operating income $632 and net income $369 or $.005 per diluted share in the second fiscal quarter ended March 31, 1999. Through six months, the adoption of SOP 97-2 reduced the Automotive Division's computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share. The company has now completed the transition period for SOP 97-2.


RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                      Three Months                                   Six Months
                                       --------------------------------------------  -------------------------------------------
                                         1999        1998      Change      % Change    1999        1998      Change    % Change
                                       ----------  ---------- ----------  ---------------------  ---------  ---------- ---------
Net Sales and Revenues                  $392,094    $373,556    $18,538         5%    $747,644   $731,374     $16,270        2%
Gross Profit                            $176,768    $164,413    $12,355         8%    $332,345   $320,610     $11,735        4%
Operating Income                         $54,251     $53,770       $481         1%     $95,904   $103,452    ($7,548)       -7%
Income From Continuing Operations        $30,429     $28,819     $1,610         6%     $53,510    $54,967    ($1,457)       -3%
Discontinued Operations                       $0    ($2,459)     $2,459                 $5,785   ($4,859)     $10,644
Net Income                               $30,429     $26,360     $4,069        15%     $59,295    $50,108      $9,187       18%
Earnings Per Common Share (Diluted)        $0.38       $0.32      $0.06        19%       $0.74      $0.61       $0.13       21%

EXCLUDING EFFECT OF ACCOUNTING CHANGE
Net Sales and Revenues                  $394,294    $373,556    $20,738         6%    $765,580   $731,374     $34,206        5%
Gross Profit                            $177,493    $164,413    $13,080         8%    $343,550   $320,610     $22,940        7%
Operating Income                         $54,883     $53,770     $1,113         2%    $106,528   $103,452      $3,076        3%
Income From Continuing Operations        $30,799     $28,819     $1,980         7%     $59,710    $54,967      $4,743        9%

Second quarter's consolidated revenues were higher than any quarter in the company's history as both Automotive and Business Systems divisions grew sales over last year. Automotive revenues increased as growth in computer services revenues and computer systems products sales overcame a slight decline in Automotive forms sales. Year-to-date consolidated revenues exceeded last year as growth in Automotive computer services revenues and computer systems products sales (excluding the effect of the accounting change) overcame slight declines in both Automotive forms and Business Systems sales.

The consolidated gross profit percentage was 46.2% of revenues (excluding financial services revenues) in the second quarter and 45.6% through six months compared to last year's 45.0% and 44.9%. The increase over last year resulted from growth in Automotive and Business Systems revenues and improvement in Business Systems gross profit margins.

Consolidated operating income (excluding the effect of the accounting change) was 13.9% of revenues for both the quarter and six months, versus 14.4% and 14.1% last year. Automotive operating margins (excluding the effect of the accounting change) declined from last year because of higher investment in new products and services. Business Systems operating margins exceeded last year in the second quarter primarily because of higher sales and were equal to last year through six months. A primary reason for the decline in consolidated operating margins was the company's investment in an enterprise resource planning (ERP) system. During the second quarter of 1999 the company signed agreements with SAP to purchase their R/3 software and with IBM to assist in the implementation of the R/3 software and to reengineer many of the company's internal and customer-facing processes. The company incurred about one cent per share of expenses during the second quarter and estimates that about two cents per share will be incurred during each of the next six to eight quarters to complete the initial phase of this implementation.

Interest income rose over last year because of higher cash balances and notes receivable as a result of the sale of the Healthcare Systems segment. The year-to-date effective income tax rate declined to 41.6% from 42.9% last year because of the sale of Healthcare Systems, which reduced nondeductible goodwill amortization, and lower state income taxes. Annualized return on average shareholders' equity was 26.0%, compared to 25.4% at March 31, 1998.

AUTOMOTIVE

                                                    Three Months                                     Six Months
                                    ---------------------------------------------   ---------------------------------------------
                                      1999        1998       Change      % Change     1999        1998       Change     % Change
                                    ----------  ----------  ----------  ----------------------  ----------  ----------  ---------
Net Sales and Revenues
    Computer Services                $105,795     $90,541     $15,254        17%     $209,092    $181,381     $27,711        15%
    Computer Systems Products         $44,642     $43,779        $863         2%      $73,001     $79,221    ($6,220)        -8%
    Business Forms                    $45,935     $46,647      ($712)        -2%      $89,552     $91,660    ($2,108)        -2%
                                    ---------   ---------    --------                --------    --------    --------
    Total Net Sales and Revenues     $196,372    $180,967     $15,405         9%     $371,645    $352,262     $19,383         6%
Gross Profit                         $107,901     $98,283      $9,618        10%     $201,553    $192,476      $9,077         5%
    Gross Margin                        54.9%       54.3%                               54.2%       54.6%
SG&A Expenses                         $66,088     $57,908      $8,180        14%     $128,350    $112,911     $15,439        14%
    % of Revenues                       33.6%       32.0%                               34.5%       32.0%
Operating Income                      $41,813     $40,375      $1,438         4%      $73,203     $79,565    ($6,362)        -8%
    Operating Margin                    21.3%       22.3%                               19.7%       22.6%

EXCLUDING EFFECT OF ACCOUNTING CHANGE
Net Sales and Revenues
    Computer Services                $105,795     $90,541     $15,254        17%     $209,092    $181,381     $27,711        15%
    Computer Systems Products         $46,842     $43,779      $3,063         7%      $90,937     $79,221     $11,716        15%
    Business Forms                    $45,935     $46,647      ($712)        -2%      $89,552     $91,660    ($2,108)        -2%
                                    ----------  ----------  ----------              ----------  ----------  ----------
    Total Net Sales and Revenues     $198,572    $180,967     $17,605        10%     $389,581    $352,262     $37,319        11%
Gross Profit                         $108,626     $98,283     $10,343        11%     $212,758    $192,476     $20,282        11%
    Gross Margin                        54.7%       54.3%                               54.6%       54.6%
SG&A Expenses                         $66,181     $57,908      $8,273        14%     $128,931    $112,911     $16,020        14%
    % of Revenues                       33.3%       32.0%                               33.1%       32.0%
Operating Income                      $42,445     $40,375      $2,070         5%      $83,827     $79,565      $4,262         5%
    Operating Margin                    21.4%       22.3%                               21.5%       22.6%

Excluding the effect of the accounting change, Automotive revenues grew 10% or better in both the second quarter and six months because of growth in computer services and systems products revenues which more than offset slight declines in Automotive business forms sales. Computer services revenues increased over last year primarily because of the increased number of software applications supported. Computer systems products sales grew over last year principally because of higher sales volumes of ERA dealer management systems. Sales growth of computer systems products slowed in the second quarter because of the completion of customer conversions to year 2000 qualified systems in the first quarter. Automotive business forms sales declined slightly because of lower volumes, primarily caused by the shift to laser printing. The company includes its laser printing equipment and support revenues in computer systems products and services, and related forms and supplies sales in business forms products. Laser revenues, while still relatively small, continued to grow. Management expects the shift from printed forms to laser printing to continue. The company expects continued revenue growth throughout the year. However, revenue growth in the second half of the fiscal year will likely be at a high single digit rate, slightly under the rate of the first half of 1999. This lower revenue growth rate is anticipated because of a number of items, including the completion of customer conversions to year 2000 qualified systems and lower sales to large enterprise customers.

Automotive gross profit margins increased slightly in the second quarter. Through six months gross profit margins declined primarily as a result of the accounting change. Excluding the effect of the accounting change, gross profit margins were the same as last year.

Year-to-date operating margins declined from last year primarily because of the effect of the accounting change. Excluding this impact, operating margins declined for both the second quarter and six months primarily because of higher SG&A expenses for new business and product development.

BUSINESS SYSTEMS

                                               Three Months                                       Six Months
                              -----------------------------------------------   ------------------------------------------------
                                1999         1998        Change      % Change      1999        1998        Change     % Change
                              ----------  -----------  ----------- ------------------------  ----------  -----------  ----------
Net Sales and Revenues         $185,990     $184,117       $1,873         1%      $356,897    $362,650     ($5,753)         -2%
Gross Profit                    $68,867      $66,130       $2,737         4%      $130,792    $128,134       $2,658          2%
    Gross Margin                  37.0%        35.9%                                 36.6%       35.3%
SG&A Expenses                   $54,670      $53,112       $1,558         3%      $107,193    $104,338       $2,855          3%
    % of revenues                 29.4%        28.8%                                 30.0%       28.7%
Operating Income                $14,197      $13,018       $1,179         9%       $23,599     $23,796       ($197)         -1%
    Operating Margin               7.6%         7.1%                                  6.6%        6.6%

In the second quarter, Business Systems sales were slightly ahead of last year primarily because of higher sales volume. Year-to-date, sales were less than last year because of lower sales volumes and lower sales prices. Sales prices were lowered to reflect lower paper costs.

Gross profit margins increased over last year for both the quarter and six months, reflecting the full benefit of the 1997 restructuring which resulted in the closing of four manufacturing plants. Higher sales volume also contributed to increased gross profit margins. During the second quarter the company completed the closure of Crain-Drummond's Ottawa, Ontario manufacturing facility. There was essentially no impact on second quarter results as savings offset period costs. In the first quarter the company incurred about $500 of period costs associated with this shutdown.

Business Systems operating margin exceeded last year for the second quarter as higher sales volume and gross profit margin overcame higher SG&A expenses. Year-to-date operating margin was the same as last year. These results include about one-half cent per share negative impact in each of the first two quarters of 1999, from the startup of the Kaiser Permanente account. (In August 1998 the company and Kaiser signed a five-year, $200 million contract.)

FINANCIAL SERVICES

                                               Three Months                                       Six Months
                              -----------------------------------------------   ------------------------------------------------
                                1999         1998        Change      % Change      1999        1998        Change     % Change
                              ----------  -----------  ----------- ------------------------  ----------  -----------  ----------
Net Sales and Revenues           $9,732       $8,570       $1,162        14%       $19,102     $16,667       $2,435         15%
Operating Income                 $5,339       $4,266       $1,073        25%       $10,174      $7,735       $2,439         32%
    Operating Margin              54.9%        49.8%                                 53.3%       46.4%

Average finance receivables increased 9% over last year because of strong automotive systems sales. Financial Services revenues grew primarily because of interest earned on the higher receivables balances. Average interest rates were slightly higher than last year. Also contributing to higher revenues and income were gains on lease rollovers and terminations.

Financial Services' interest rate spread remained strong at 3.6%, compared to 3.2% last year. This interest rate spread increased over last year because of lower borrowing rates, in addition to the previously mentioned increase in the receivables portfolio. Bad debt expenses were $650 in the second quarter, compared to $473 last year and $1,300 year-to-date versus $1,346 last year.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first six months of fiscal year 1999 the company did not enter into any new interest rate management agreements.


LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems continued to provide strong cash flow from operating activities during the first six months of the fiscal year. Operating cash flow was $65,256 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures of $26,404. During the first half of the fiscal year the company also capitalized $7,701 of software licensed to customers, consisting of about $2,500 of purchased software with the balance representing internal capitalization. Capital expenditures in the ordinary course of business are anticipated to be about $45,000 in fiscal year 1999. In October 1998, the company received about $40,000 of proceeds from the sale of the Healthcare Systems segment.

Financial services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 29.3% at March 31, 1999 and 29.4% at September 30, 1998. Remaining credit available under existing revolving credit agreements was $111,147 at March 31, 1999. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1999 normal operations.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. These cash flows resulted primarily from income, of which Automotive generates about 75 to 80 percent of the total. Automotive's strong cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund Financial Services' receivables and business combinations. In fiscal year 1997, the company filed a shelf registration statement with the SEC whereby the company can issue up to $300,000 of notes. Through March 31, 1999, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond fiscal year 1999.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of May 10, 1999, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

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

The company has conducted an active share repurchase program during recent years to provide additional returns to shareholders. During the first six months of fiscal year 1999, the company repurchased 1,700 Class A common shares for $33,313 ($19.70 per share). As of March 31, 1999 the company could repurchase an additional 3,679 Class A common shares under existing board of directors' authorizations.

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

About 80% of the company's systems were year 2000 qualified as of March 31, 1999. The remaining systems are scheduled to be year 2000 qualified on or before September 1999. In July 1998, the company released a year 2000 qualified version of its ERA2 dealer management system for automobile dealers. In December 1998, the company completed the conversion of customers to the new ERA2 software release. The company decided late in 1997 to retire several older product lines by December 1998 rather than make these systems year 2000 qualified. Early in fiscal year 1998 the company communicated this decision to affected customers and presented them with various product alternatives. During the year the company reinforced this communication on a number of occasions. As of March 31, 1999, the vast majority of customers have purchased a year 2000 qualified system from the company. The company discontinued support of non-year 2000 qualified systems on January 1, 1999.

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

COSTS
The company's year 2000 efforts have been undertaken largely with existing personnel. In some instances, consultants have been engaged to perform specific services. Through March 31, 1999, the company has spent about $11,000 on year 2000 compliance efforts. In the first half of fiscal year 1999, year 2000 compliance costs were about $4,000. Prior to fiscal year 1999, the company spent an additional $7,000 on year 2000 compliance. The company estimates that the total costs (including costs already incurred) to make all systems year 2000 qualified will be about $13,000 to $15,000. However, there can be no assurance that the company will not incur unanticipated costs, which could have a material adverse effect on the company's financial statements.

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

CONTINGENCY PLANS
The company has focused its year 2000 compliance efforts on assessing potential year 2000 effects, developing or purchasing year 2000 qualified solutions and implementing and testing year 2000 qualified solutions. The company continually assesses known, potential risks remaining and is developing contingency plans to mitigate any significant risks identified. The company anticipates that contingency plans will be completed during 1999.

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

Because fixed rate finance receivables are directionally funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations in Canada, which accounted for 11% of net sales and revenues for the six months ended March 31, 1999. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At March 31, 1999, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at March 31, 1999, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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


                           PART II - OTHER INFORMATION

ITEM 4.           RESULTS OF VOTES OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on February 11, 1999, the shareholders of the company voted on and approved the following issues.

Issue 1  Election of Directors

                                                                   Shares
                                               Shares For         Withheld
                                             ----------------  ----------------
Three-year terms Expiring in 2002
Dr. David E. Fry                                  89,004,174           455,777
Richard H. Grant III                              89,010,414           449,537
David R. Holmes                                   88,954,378           505,573

Issue 2  Appointment of Deloitte & Touche LLP as Independent Auditors

Shares For                                        89,272,149
Shares Against                                       113,425
Shares Abstain                                        74,377

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10 (zz) Employment agreement dated May 1, 1999 between the company and Lloyd G. Waterhouse, President and Chief Operating Officer of the company

                           27 Financial Data Schedules

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE REYNOLDS AND REYNOLDS COMPANY




Date  May 11, 1999                     /s/ David R. Holmes
     --------------                    -------------------
                                       David R. Holmes
                                       Chairman of the Board
                                       and Chief Executive Officer



Date  May 11, 1999                     /s/ Dale L. Medford
     --------------                    -------------------
                                       Dale L. Medford
                                       Corporate Vice President, Finance
                                       and Chief Financial Officer