Form 10-Q
period 1999-06-30
REYNOLDS & REYNOLDS CO
filed 1999-08-13
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

Yes   X    No ___

On August 10, 1999, 77,239,290 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three and Nine Months Ended June 30, 1999 and 1998            3

              Condensed Consolidated Balance Sheets
              As of June 30, 1999 and September 30, 1998                            4

              Condensed Statements of Consolidated Cash Flows
              For the Nine Months Ended June 30, 1999 and 1998                      5

              Notes to Condensed Consolidated Financial Statements                  6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Nine Months Ended June 30, 1999 and 1998            9

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                     14


SIGNATURES                                                                         15


                       THE REYNOLDS AND REYNOLDS COMPANY
                       STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                      (In thousands except per share data)

                                                             THREE MONTHS                   NINE MONTHS
                                                          1999           1998           1999           1998
                                                       -----------    -----------    -----------    -----------
Net Sales and Revenues
    Information systems
        Products                                       $   267,896    $   259,210    $   767,644    $   773,826
        Services                                           123,241        103,233        352,035        303,324
                                                       -----------    -----------    -----------    -----------
        Total information systems                          391,137        362,443      1,119,679      1,077,150
    Financial services                                       9,942          8,788         29,044         25,455
                                                       -----------    -----------    -----------    -----------
    Total net sales and revenues                           401,079        371,231      1,148,723      1,102,605
                                                       -----------    -----------    -----------    -----------
Costs and Expenses
    Information systems
        Cost of sales
            Products                                       158,401        158,375        467,559        471,303
            Services                                        49,226         43,604        136,265        124,773
                                                       -----------    -----------    -----------    -----------
            Total cost of sales                            207,627        201,979        603,824        596,076
        Selling, general and administrative expenses       134,650        119,766        381,265        344,659
    Financial services                                       4,492          4,106         13,420         13,038
                                                       -----------    -----------    -----------    -----------
    Total costs and expenses                               346,769        325,851        998,509        953,773
                                                       -----------    -----------    -----------    -----------
Operating Income                                            54,310         45,380        150,214        148,832
                                                       -----------    -----------    -----------    -----------
Other Charges (Income)
    Interest expense                                         3,248          5,988          9,888         12,597
    Interest income                                         (1,955)          (674)        (4,895)        (1,605)
    Other                                                     (492)           493             27          2,009
                                                       -----------    -----------    -----------    -----------
    Total other charges                                        801          5,807          5,020         13,001
                                                       -----------    -----------    -----------    -----------
Income Before Income Taxes                                  53,509         39,573        145,194        135,831
Provision for Income Taxes                                  22,252         11,402         60,427         52,693
                                                       -----------    -----------    -----------    -----------
Income From Continuing Operations                           31,257         28,171         84,767         83,138
Discontinued Operations                                          0         (2,122)         5,785         (6,981)
                                                       -----------    -----------    -----------    -----------
Net Income                                             $    31,257    $    26,049    $    90,552    $    76,157
                                                       ===========    ===========    ===========    ===========
Basic Earnings Per Common Share
    Income From Continuing Operations                  $      0.40    $      0.35    $      1.08    $      1.04
    Discontinued Operations                            $      0.00    ($     0.03)   $      0.07    ($     0.09)
    Net Income                                         $      0.40    $      0.33    $      1.16    $      0.96
    Average Number of Common Shares Outstanding             78,014         79,435         78,338         79,692

Diluted Earnings Per Common Share
    Income From Continuing Operations                  $      0.39    $      0.35    $      1.06    $      1.02
    Discontinued Operations                            $      0.00    ($     0.03)   $      0.07    ($     0.09)
    Net Income                                         $      0.39    $      0.32    $      1.13    $      0.93
    Average Number of Common Shares Outstanding             80,207         81,442         80,290         81,614

Cash Dividends Declared Per Common Share               $      0.10    $      0.09    $      0.30    $      0.27






See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998
                                 (In thousands)

                                                                                  6/30/99           9/30/98
                                                                                 ----------        ----------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                                           $122,981           $39,980
    Accounts receivable                                                             228,802           227,158
    Inventories                                                                      73,647            66,196
    Other current assets                                                             33,479            38,713
                                                                                 ----------        ----------
    Total current assets                                                            458,909           372,047
Property, Plant and Equipment, less accumulated depreciation of
    $226,406 at 6/30/99 and $215,208 at 9/30/98                                     182,690           174,226
Goodwill                                                                             67,542            82,280
Other Intangible Assets                                                              19,606            17,327
Other Assets                                                                         98,937           100,681
                                                                                 ----------        ----------
Total Information Systems Assets                                                    827,684           746,561
                                                                                 ----------        ----------
FINANCIAL SERVICES ASSETS
Finance Receivables                                                                 421,104           408,765
Cash and Other Assets                                                                   891             2,394
                                                                                 ----------        ----------
Total Financial Services Assets                                                     421,995           411,159
                                                                                 ----------        ----------
TOTAL ASSETS                                                                     $1,249,679        $1,157,720
                                                                                 ==========        ==========
INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                                                $227,204          $198,208
Long-Term Debt                                                                      169,623           161,541
Other Liabilities                                                                    87,779            83,703
                                                                                 ----------        ----------
Total Information Systems Liabilities                                               484,606           443,452
                                                                                 ----------        ----------
FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                       211,878           210,561
Other Liabilities                                                                   101,329            99,256
                                                                                 ----------        ----------
Total Financial Services Liabilities                                                313,207           309,817
                                                                                 ----------        ----------
SHAREHOLDERS' EQUITY
Capital Stock                                                                        74,543            58,235
Other Adjustments                                                                   (9,094)           (9,727)
Retained Earnings                                                                   386,417           355,943
                                                                                 ----------        ----------
Total Shareholders' Equity                                                          451,866           404,451
                                                                                 ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $1,249,679        $1,157,720
                                                                                 ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (In thousands)

                                                                   1999         1998
                                                                 ---------    ---------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                      $ 118,546    $ 115,540
                                                                 ---------    ---------
Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                        (1,525)
    Capital expenditures                                           (40,230)     (25,137)
    Net proceeds from asset sales                                   52,577       15,665
    Capitalization of software licensed to customers               (11,452)        (654)
    Repayments from (advances to) financial services                   932       (5,966)
                                                                 ---------    ---------
    Net cash flows provided by (used for) investing activities       1,827      (17,617)
                                                                 ---------    ---------
Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                           50,300
    Principal payments on debt                                     (38,860)     (18,146)
    Cash dividends paid                                            (23,505)     (21,518)
    Capital stock issued                                            12,032        2,260
    Capital stock repurchased                                      (37,972)     (35,584)
                                                                 ---------    ---------
    Net cash flows used for financing activities                   (38,005)     (72,988)
                                                                 ---------    ---------
Effect of Exchange Rate Changes on Cash                                633         (874)
                                                                 ---------    ---------
Increase in Cash and Equivalents                                    83,001       24,061
Cash and Equivalents, Beginning of Period                           39,980        7,604
                                                                 ---------    ---------
Cash and Equivalents, End of Period                              $ 122,981    $  31,665
                                                                 =========    =========
FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                      $  16,585    $  14,548
                                                                 ---------    ---------
Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                (112,954)    (110,871)
    Collections on finance receivables                              94,554       79,925
                                                                 ---------    ---------
    Net cash flows used for investing activities                   (18,400)     (30,946)
                                                                 ---------    ---------
Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                           24,975       69,993
    Principal payments on debt                                     (23,658)     (60,044)
    (Repayments to) advances from information systems                 (932)       5,966
                                                                 ---------    ---------
    Net cash flows provided by financing activities                    385       15,915
                                                                 ---------    ---------
Decrease in Cash and Equivalents                                    (1,430)        (483)
Cash and Equivalents, Beginning of Period                            2,102          920
                                                                 ---------    ---------
Cash and Equivalents, End of Period                              $     672    $     437
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

(2)  INVENTORIES

                                                                              6/30/99         9/30/98
                                                                            -------------  --------------
Finished Products                                                                $59,408         $54,778
Work In Process                                                                    6,404           5,795
Raw Materials                                                                      7,835           5,623
                                                                                 -------         -------
Total Inventories                                                                $73,647         $66,196
                                                                                 =======         =======

(3)  ACCOUNTING CHANGE

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Division computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share during the six months ended March 31, 1999. The company completed the transition period for the adoption of SOP 97-2 as of March 31, 1999, and there was no impact on third quarter's operating results.

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

(5)  COMPREHENSIVE INCOME

                                                                       THREE MONTHS                    NINE MONTHS
                                                                 1999              1998            1999            1998
                                                                -------          -------          -------         -------
Net Income                                                      $31,257          $26,049          $90,552         $76,157
Foreign Currency Translation                                        392            (524)              633           (873)
                                                                -------          -------          -------         -------
Comprehensive Income                                            $31,649          $25,525          $91,185         $75,284
                                                                =======          =======          =======         =======

(6)  TAX BENEFITS AND SPECIAL CHARGES

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

(7)  BUSINESS SEGMENTS

                                                                    THREE MONTHS                      NINE MONTHS
                                                                1999             1998             1999            1998
                                                               --------         --------       ----------      ----------
AUTOMOTIVE
Net Sales and Revenues
    Computer Services                                          $111,905          $94,838         $320,997        $276,219
    Computer Systems Products                                    46,396           46,835          119,397         126,056
    Business Forms Products                                      46,484           46,920          136,036         138,580
                                                               --------         --------       ----------      ----------
    Total Net Sales and Revenues                               $204,785         $188,593         $576,430        $540,855
Operating Income                                                $43,291          $36,742         $116,494        $116,307

BUSINESS SYSTEMS
Net Sales and Revenues
    Business Forms Products                                    $174,574         $165,046         $510,049        $506,772
    Services and Computer Systems Products                       11,778            9,042           33,200          29,966
                                                               --------         --------       ----------      ----------
    Total Net Sales and Revenues                               $186,352         $174,088         $543,249        $536,738
Operating Income                                                $14,636           $7,820          $38,235         $31,616

FINANCIAL SERVICES
Net Sales and Revenues                                           $9,942           $8,788          $29,044         $25,455
Operating Income                                                 $5,450           $4,682          $15,624         $12,417

CORPORATE EXPENSES                                             ($9,067)         ($3,864)        ($20,139)       ($11,508)

ELIMINATION OF INTERSEGMENT SALES                                    $0           ($238)               $0          ($443)

TOTALS
Net Sales and Revenues                                         $401,079         $371,231       $1,148,723      $1,102,605
Operating Income                                                $54,310          $45,380         $150,214        $148,832

                                                                                                6/30/99          9/30/98
                                                                                               ----------      ----------
ASSETS
Automotive                                                                                       $234,646        $242,259
Business Systems                                                                                  390,408         360,417
Financial Services                                                                                421,995         411,159
Corporate                                                                                         202,630         108,597
Discontinued Operations                                                                                 0          35,288
                                                                                               ----------      ----------
Total Assets                                                                                   $1,249,679      $1,157,720
                                                                                               ==========      ==========

(8)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                                                        1999            1998
                                                                                      --------        --------
INFORMATION SYSTEMS
Net Income                                                                             $81,230         $68,752
Depreciation and Amortization                                                           35,366          46,173
Deferred Income Taxes                                                                      919         (5,067)
Deferred Income Taxes Transferred to Financial Services                                (2,862)           1,528
Losses (Gains) on Sales of Assets                                                      (6,781)           (951)
Changes in Operating Assets and Liabilities
    Accounts Receivable                                                                (7,781)         (7,553)
    Inventories                                                                        (8,877)           5,305
    Prepaid Expenses and Other Current Assets                                          (1,695)           2,753
    Intangible and Other Assets                                                          7,496           5,323
    Accounts Payable                                                                     4,742           2,257
    Accrued Liabilities                                                                 20,028         (5,399)
    Other Liabilities                                                                  (3,239)           2,419
                                                                                      ========        ========
Net Cash Provided by Operating Activities                                             $118,546        $115,540
                                                                                      ========        ========
FINANCIAL SERVICES
Net Income                                                                              $9,322          $7,405
Deferred Income Taxes                                                                    1,255           5,778
Deferred Income Taxes Transferred from Information Systems                               2,862         (1,528)
Changes in Receivables, Other Assets and Other Liabilities                               3,146           2,893
                                                                                      ========        ========
Net Cash Provided by Operating Activities                                              $16,585         $14,548
                                                                                      ========        ========

(9)  CONTINGENCY

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                      (In thousands except per share data)

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

ACCOUNTING CHANGE

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Division computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share during the six months ended March 31, 1999. The company completed the transition period for the adoption of SOP 97-2 as of March 31, 1999, and there was no impact on third quarter's operating results.

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

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

                                                    Three Months                                Nine Months
                                      -----------------------------------------  -------------------------------------------
                                                                                                                         %
                                         1999       1998      Change    % Change     1999       1998       Change     Change
                                      ---------  ---------  --------- ---------------------- ----------  ---------   -------
Net Sales and Revenues                $401,079   $371,231    $29,848        8%   $1,148,723  $1,102,605   $46,118        4%
Gross Profit                          $183,510   $160,464    $23,046       14%     $515,855   $481,074    $34,781        7%
Operating Income                       $54,310    $45,380     $8,930       20%     $150,214   $148,832     $1,382        1%
Income From Continuing Operations      $31,257    $28,171     $3,086       11%      $84,767    $83,138     $1,629        2%
Discontinued Operations                     $0   ($2,122)     $2,122                 $5,785   ($6,981)    $12,766
Net Income                             $31,257    $26,049     $5,208       20%      $90,552    $76,157    $14,395       19%
Earnings Per Common Share (Diluted)      $0.39      $0.32      $0.07       22%        $1.13      $0.93      $0.20       22%

EXCLUDING EFFECT OF ACCOUNTING CHANGE

Net Sales and Revenues                $401,079   $371,231    $29,848        8%   $1,166,659  $1,102,605   $64,054        6%
Gross Profit                          $183,510   $160,464    $23,046       14%     $527,060   $481,074    $45,986       10%
Operating Income                       $54,310    $45,380     $8,930       20%     $160,838   $148,832    $12,006        8%
Income From Continuing Operations      $31,257    $28,171     $3,086       11%      $90,967    $83,138     $7,829        9%

Third quarter's consolidated revenues exceeded $400,000 for the first time in the company's history as both Automotive and

Business Systems divisions grew sales over last year. Automotive revenues increased as strong growth in computer services revenues overcame slight declines in both computer systems products sales and Automotive forms sales. Year-to-date consolidated revenues exceeded last year as growth in Automotive computer services revenues and computer systems products sales (excluding the effect of the accounting change) and higher Business Systems sales overcame a slight decline in Automotive forms sales.

The consolidated gross profit percentage was 46.9% of revenues (excluding financial services revenues) in the third quarter and 46.1% through nine months compared to last year's 44.3% and 44.7%, respectively. Gross profit margins increased over last year in both Automotive and Business Systems, largely because of the revenue growth.

Consolidated operating income was 13.5% of revenues for the third quarter and 13.8% through nine months (excluding the accounting change), versus 12.2% and 13.5% last year. Excluding 1998's special charges operating margins were about 14% for both the third quarter and nine months. Automotive operating margins (excluding the effect of the accounting change) declined from last year (excluding the special charges) because of higher investment in new products and services. Business Systems operating margins exceeded last year in both third quarter and nine months primarily because of higher sales. A primary reason for the decline in consolidated operating margins (as compared to last year excluding special charges) was the company's investment in an enterprise resource planning (ERP) system. The company incurred about two cents per share of ERP related expenses during the third quarter of 1999 and estimates that about two cents per share will be incurred during each of the next five to seven quarters to complete the initial phase of this implementation.

Interest expense was less than last year for both the third quarter and nine months because of the previously explained reclassifications. Interest income rose over last year because of higher cash balances and notes receivable as a result of the sale of the Healthcare Systems segment. Other income included about $600 from assets sales in the third quarter of 1999. The year-to-date effective income tax rate declined to 41.6% from 43.6% last year (excluding the previously mentioned tax benefits) because of the sale of Healthcare Systems, which reduced nondeductible goodwill amortization, and lower state income taxes. Annualized return on average shareholders' equity was 27.1%, compared to 26.4% at June 30, 1998.

AUTOMOTIVE

                                                 Three Months                                   Nine Months
                                   ------------------------------------------    ------------------------------------------
                                     1999       1998      Change      % Change     1999       1998      Change    % Change
                                   ---------  ---------- ----------  ---------------------  ---------- ---------- ---------
Net Sales and Revenues
    Computer Services              $111,905     $94,838    $17,067       18%     $320,997    $276,219    $44,778       16%
    Computer Systems Products       $46,396     $46,835     ($439)       -1%     $119,397    $126,056   ($6,659)       -5%
    Business Forms                  $46,484     $46,920     ($436)       -1%     $136,036    $138,580   ($2,544)       -2%
                                   ---------  ---------- ----------              ---------  ---------- ----------
    Total Net Sales and Revenues   $204,785    $188,593    $16,192        9%     $576,430    $540,855    $35,575        7%
Gross Profit                       $112,659    $100,866    $11,793       12%     $314,212    $293,342    $20,870        7%
    Gross Margin                      55.0%       53.5%                             54.5%       54.2%
SG&A Expenses                       $69,368     $64,124     $5,244        8%     $197,718    $177,035    $20,683       12%
    % of Revenues                     33.9%       34.0%                             34.3%       32.7%
Operating Income                    $43,291     $36,742     $6,549       18%     $116,494    $116,307       $187        0%
    Operating Margin                  21.1%       19.5%                             20.2%       21.5%

EXCLUDING EFFECT OF ACCOUNTING CHANGE
Net Sales and Revenues
    Computer Services              $111,905     $94,838    $17,067       18%     $320,997    $276,219    $44,778       16%
    Computer Systems Products       $46,396     $46,835     ($439)       -1%     $137,333    $126,056    $11,277        9%
    Business Forms                  $46,484     $46,920     ($436)       -1%     $136,036    $138,580   ($2,544)       -2%
                                   ---------  ---------- ----------              ---------  ---------- ----------
    Total Net Sales and Revenues   $204,785    $188,593    $16,192        9%     $594,366    $540,855    $53,511       10%
Gross Profit                       $112,659    $100,866    $11,793       12%     $325,417    $293,342    $32,075       11%
    Gross Margin                      55.0%       53.5%                             54.8%       54.2%
SG&A Expenses                       $69,368     $64,124     $5,244        8%     $198,299    $177,035    $21,264       12%
    % of Revenues                     33.9%       34.0%                             33.4%       32.7%
Operating Income                    $43,291     $36,742     $6,549       18%     $127,118    $116,307    $10,811        9%
    Operating Margin                  21.1%       19.5%                             21.4%       21.5%

Automotive's revenues increased for both the third quarter and nine months primarily because of continued strong growth in computer services revenues. Computer services revenues increased 18% for the quarter and 16% year-to-date, primarily because of the increased number of software applications supported and the growth of newer service offerings. Computer systems products sales were down slightly in the third quarter, but increased solidly through nine months. The prior year had particularly strong computer systems products sales because of year 2000 related system conversions. Year-to-date, sales of computer systems products grew because of higher sales volume for the ERA dealer management system. Automotive business forms sales declined slightly because of lower volumes, primarily caused by the shift to laser printing. The company includes its laser printing equipment and support revenues in computer systems products and services, and related forms and supplies sales in business forms products. Laser revenues, while still relatively small, continued to grow at a rapid rate. Management expects the shift from printed forms to laser printing to continue. Revenue growth in the near term will likely be at a mid to high single digit rate, slightly under the rate of the first nine months of 1999. This lower revenue growth rate is anticipated because of a number of items, including the high level of year 2000 related systems conversions in the prior year and lower purchases by large enterprise customers.

Automotive gross profit margins increased in both the third quarter and year-to-date primarily as a result of the growth in higher margin computer services revenues.

Excluding both 1999's accounting change and 1998's special charges, operating margins declined from last year for both the third quarter and nine months primarily because of continued higher SG&A expenses for new business and product development.

BUSINESS SYSTEMS

                                            Three Months                                      Nine Months
                            ----------------------------------------------   ----------------------------------------------
                               1999        1998       Change     % Change      1999        1998       Change     % Change
                            ----------- -----------  ----------  ---------   ----------  ----------  ----------  ----------
Net Sales and Revenues        $186,352    $174,088     $12,264         7%     $543,249    $536,738      $6,511          1%
Gross Profit                   $70,851     $59,598     $11,253        19%     $201,643    $187,732     $13,911          7%
    Gross Margin                 38.0%       34.2%                               37.1%       35.0%
SG&A Expenses                  $56,215     $51,778      $4,437         9%     $163,408    $156,116      $7,292          5%
    % of revenues                30.1%       29.7%                               30.1%       29.1%
Operating Income               $14,636      $7,820      $6,816        87%      $38,235     $31,616      $6,619         21%
    Operating Margin              7.9%        4.5%                                7.0%        5.9%

Business Systems sales increased over last year for both the third quarter and nine months because of higher sales volume. Directionally, sales prices were lower than last year, reflecting lower paper costs.

Gross profit margins increased over last year for both the quarter and nine months, primarily because of higher sales volume. The year-to-date increase also reflected the full benefit of the 1997 restructuring which resulted in the closing of four manufacturing plants.

Business Systems operating margin exceeded last year for both the third quarter and nine months as higher sales volume and gross profit margin overcame higher SG&A expenses. These results include about one cent per share negative impact year-to-date from the startup of the Kaiser Permanente account. In the third quarter of 1999 the Kaiser account was essentially at breakeven. In August 1998 the company and Kaiser signed a five-year, $200 million contract.

FINANCIAL SERVICES

                                            Three Months                                      Nine Months
                            ----------------------------------------------   ----------------------------------------------
                               1999        1998       Change     % Change      1999        1998       Change     % Change
                            ----------- -----------  ----------  ---------   ----------  ----------  ----------  ----------
Net Sales and Revenues          $9,942      $8,788      $1,154        13%      $29,044     $25,455      $3,589         14%
Operating Income                $5,450      $4,682        $768        16%      $15,624     $12,417      $3,207         26%
    Operating Margin             54.8%       53.3%                               53.8%       48.8%

Average finance receivables increased 7% over last year because of strong automotive systems sales. Financial Services revenues grew primarily because of interest earned on the higher receivables balances. Average interest rates were slightly higher than last year. Also contributing to higher revenues and income were gains on lease rollovers and terminations.

Financial Services' interest rate spread remained strong at 3.7%, compared to 3.2% last year. This interest rate spread increased over last year because of lower borrowing rates, in addition to the previously mentioned increase in the receivables portfolio. Bad debt expenses were $650 in the third quarter, compared to $175 last year and $1,950 year-to-date versus $1,521 last year.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During May 1999, the company entered into a $10,000 interest rate swap in connection with obtaining $10,000 of floating rate debt.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS

Information systems continued to provide strong cash flow from operating activities during the first nine months of the fiscal year. Operating cash flow was $118,546 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures of $40,230. During the first nine months of the fiscal year the company also capitalized $11,452 of software licensed to customers, consisting of about $2,500 of purchased software with the balance representing internal capitalization. Capital expenditures in the ordinary course of business are anticipated to be about $50,000 in fiscal year 1999. In October 1998, the company received about $40,000 of proceeds from the sale of the Healthcare Systems segment.

Financial services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 28.5% at June 30, 1999 and 29.4% at September 30, 1998. Remaining credit available under existing revolving credit agreements was $112,025 at June 30, 1999. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 1999 normal operations.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. These cash flows resulted primarily from income, of which Automotive generates about 75 to 80 percent of the total. Automotive's strong cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund Financial Services' receivables and business combinations. In fiscal year 1997, the company filed a shelf registration statement with the SEC whereby the company can issue up to $300,000 of notes. Through June 30, 1999, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond fiscal year 1999.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of August 10, 1999, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

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

The company has conducted an active share repurchase program during recent years to provide additional returns to shareholders. During the first nine months of fiscal year 1999, the company repurchased 1,891 Class A common shares for $37,972 ($20.08 per share). As of June 30, 1999 the company could repurchase an additional 3,479 Class A common shares under existing board of directors' authorizations.

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

As of August 10, 1999, over 90% of the company's systems were year 2000 qualified. The remaining systems are scheduled to be year 2000 qualified on or before September 1999. In July 1998, the company released a year 2000 qualified version of its ERA2 dealer management system for automobile dealers. In December 1998, the company completed the conversion of customers to the new ERA2 software release. The company decided late in 1997 to retire several older product lines by December 1998 rather than make these systems year 2000 qualified. Early in fiscal year 1998 the company communicated this decision to affected customers and presented them with various product alternatives. During the year the company reinforced this communication on a number of occasions. As of June 30, 1999, the vast majority of customers have purchased a year 2000 qualified system from the company. The company discontinued support of non-year 2000 qualified systems on January 1, 1999.

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

COSTS

The company's year 2000 efforts have been undertaken largely with existing personnel. In some instances, consultants have been engaged to perform specific services. Through June 30, 1999, the company has spent about $12,000 on year 2000 compliance efforts. In the first nine months of fiscal year 1999, year 2000 compliance costs were about $5,000. Prior to fiscal year 1999, the company spent an additional $7,000 on year 2000 compliance. The company estimates that the total costs (including costs already incurred) to make all systems year 2000 qualified will be about to $15,000. However, there can be no assurance that the company will not incur unanticipated costs, which could have a material adverse effect on the company's financial statements.

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

CONTINGENCY PLANS

In addition to the year 2000 remediation efforts, the company has also focused on year 2000 contingency planning. Through a customer-oriented risk assessment process, the company identified areas where contingency strategies needed to be developed. Detailed contingency plan development is underway and will be finalized before the end of the calendar year. The actions necessary to make the plans executable if needed, and plan testing efforts will be completed during the remainder of calendar year 1999.

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

The company has foreign-based operations in Canada, which accounted for 11% of net sales and revenues for the nine months ended June 30, 1999. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At June 30, 1999, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at June 30, 1999, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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

ENVIRONMENTAL MATTER

See Note 9 to the Consolidated Financial Statements for a discussion of an environmental contingency.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27 Financial Data Schedules

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter
ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE REYNOLDS AND REYNOLDS COMPANY

Date  August 11, 1999              /s/ David R. Holmes
     -----------------             -------------------
                                   David R. Holmes
                                   Chairman of the Board
                                   and Chief Executive Officer

Date  August 11, 1999              /s/ Dale L. Medford
     -----------------             -------------------
                                   Dale L. Medford
                                   Corporate Vice President, Finance
                                   and Chief Financial Officer