Form 10-K405
period 1999-09-30
REYNOLDS & REYNOLDS CO
filed 1999-12-28
CIK 83588

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
              FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

 CLASS A COMMON SHARES (NO PAR VALUE)              NEW YORK STOCK EXCHANGE
       (Title of class)                        (Exchange on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. X

The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of December 1, 1999, was $1,457,867,204.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 1999:

   Class A Common Shares: 75,740,144 (exclusive of 16,444,556 Treasury shares)
                        Class B Common Shares: 20,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of Proxy Statement for 2000 Annual Meeting of Shareholders

                                     PART I
                             (Dollars in thousands)

ITEM 1.  BUSINESS

The Reynolds and Reynolds Company, founded in 1866 and an Ohio corporation since 1889 (the "company"), operates principally in three business segments: the Automotive Group, the Information Solutions Group and Financial Services.

                                AUTOMOTIVE GROUP

During the late 1920s, the company created a niche in the automotive market by manufacturing and selling standardized business forms for automobile dealerships across the United States. Then, in the mid-1960s the company leveraged its strong relationships with automobile dealers and manufacturers, and its knowledge of the automotive industry by applying that knowledge to develop automated accounting solutions for automobile dealerships. Over the next three decades, the company moved from those early simple batch systems to its current extensive portfolio of retail management solutions for automotive retailers and manufacturers. Today, the Group provides a complete range of automotive retailing solutions including systems and support, consulting and professional services, e-business, customer relationship management networking-software and data communications systems; a complete line of paper-based and electronic business forms and integrated document management systems. The company also owns an equity interest in Kalamazoo Computer Group plc, a Great Britain based leading supplier of information management systems to the automotive retail market in Europe.

                           INFORMATION SOLUTIONS GROUP

Although the company served the business forms needs of the general business market ever since its founding in 1866, it did not seriously expand its coverage of that market until the acquisition of The Arnold Corporation in 1986. Since that time, the company has further expanded its position through internal growth and acquisitions, most notably the acquisitions of Duplex Products Inc. (1996), Vanier Graphics (1996) and Crain-Drummond (1997). While printed business forms remain a significant source of revenue, this business today sells a balanced mix of traditional forms and digital solutions for medium to large-sized organizations. Key to the Group's offerings is the Internet-based Reynolds Advantage solution which will allow customers to process document requisitions, electronic forms distribution, customized reporting and billing using their Web browsers. It will also include hot links to Reynolds' supplier partners' home pages so customers can shop multiple supply catalogs without leaving their offices. The Group is increasingly expanding its customer relationship management (CRM) services to include strategic direct marketing campaign development and implementation. The Group is also leveraging its e-business skills to create e-CRM solutions. The Group operates 22 manufacturing and 32 distribution facilities across North America.

                               FINANCIAL SERVICES

Through its wholly-owned subsidiary, Reyna Capital Corporation, the company provides financing services to automotive retailers across North America who wish to invest in the acquisition of one of the Automotive Group's retail management systems. Reyna's portfolio also includes a number of finance receivables for computer systems previously offered by the discontinued Healthcare Systems segment.


                      FINANCIAL INFORMATION ABOUT SEGMENTS
                       AND FOREIGN AND DOMESTIC OPERATIONS

See Note 13 to the Consolidated Financial Statements on page 50 for financial and descriptive information about the business segments described above, including information about foreign and domestic operations and export sales.

                                  NEW PRODUCTS

New products and services introduced by the company's Automotive Group include: eService Reminders, a Web-enabled service marketing process which will allow automotive retailers to perform service marketing through direct, online interaction with their customers; and Managed Connections, a family of networking services.

New products and services introduced by the company's Information Solutions Group include: Reynolds' E-Merge(R) interViewer which enables end-users to quickly view, annotate and print electronic documents through their preferred Web browser; a major enhancement to the Group's electronic printing and mailing services that provides high-speed automated verification and quality inspection for critical mailings like checks and statements; an enhanced eDocument Repository service, a complete outsourcing solution that provides companies the flexibility to digitally distribute and archive business critical documents via a Web browser using the Internet, intranet or an extranet environment; and the formation of a new electronic Customer Relationship Management group to deliver technology- and Internet-enabled customer marketing solutions.

                                  RAW MATERIALS

Computer hardware and peripherals are essential to the company's Automotive Group. It purchases these products from a variety of suppliers. The hardware platform for the ERA system is supplied by Silicon Graphics, Inc. If this source of supply were to be interrupted, some delay would occur in converting to a new platform. The company historically has not experienced difficulties in obtaining hardware and peripherals, nor does it reasonably foresee difficulty in obtaining them in the future on competitive terms and conditions.

An adequate supply of paper products is essential to the manufacture of the company's business forms product line. The company obtains those products from major suppliers and historically has not experienced difficulties in obtaining them, nor does it reasonably foresee difficulty in obtaining them in the future on competitive terms and conditions. Through its supply management initiative, the company from time to time has realized substantial savings by consolidating its purchases of goods and services with a single supplier. While there is some risk in being dependent on a single supplier, the company believes if one of those single sources of supply were to be interrupted for whatever reason, the goods and services would be available from an alternate source of supply on competitive terms and conditions.

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

                                   COMPETITION

The company's Automotive Group is North America's leading provider of retail management solutions to automotive retailers. The Group's main competitor is Automatic Data Processing, Inc., whose assets and financial resources substantially exceed those of the company. Together, the two vendors provide a significant share of the information management systems for automotive retailers in the United States and Canada. The company's automotive forms business has a leading market share position but experiences energetic competition from local printing brokers and regional printers across the United States and Canada.

The company's Information Solutions Group is one of four large North American business forms and document management services providers, some of whom have assets and resources greater than those of the company. Even when combined, those four companies have less than a majority share of the document services business in the general business market, which is also served by a large number of local and regional brokers and printers.

The company believes it competes in both business segments by providing high value-added products, services and solutions that satisfy market needs and use current technology to provide additional value and to improve price and performance. By specializing in a particular niche market, the Automotive Group has emphasized reliable and responsive service, broad industry knowledge and long-term relationships to meet customer needs more effectively.

While no single customer accounts for five percent or more of the revenues of any of the three business segments, the company does have several significant customers whose loss, in the aggregate, could be material to the Information Solutions Group. The company believes that the likelihood of losing all such customers is remote.

                                     BACKLOG

AUTOMOTIVE GROUP: The backlog represents computer systems or upgrades which have not been shipped to customers (includes deferred revenues and software license fees). At December 1, 1999, the dollar value of the backlog, is estimated to be $41,772 compared with $44,537 last year.

INFORMATION SOLUTIONS GROUP: The company manufactures several thousand different types of standard and custom business forms. At December 1, 1999, the dollar value of the printing backlog (includes deferred revenues) is $54,238 compared with $42,818 last year.

The company expects the backlogs of the Automotive Group and the Information Solutions Group to be shipped and/or recognized as revenue during the coming fiscal year.

                            RESEARCH AND DEVELOPMENT

During fiscal 1999 the company continued its research and development to deliver new and enhanced solutions for customers in the automotive and general business markets. Expenditures for those activities were approximately $54,960 in 1999, $46,588 in 1998 and $43,052 in 1997.

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

                                    EMPLOYEES

On September 30, 1999, the company and its subsidiaries employed 9,083 persons.

ITEM 2.  PROPERTIES

As of September 30, 1999, the company operated 16 forms manufacturing plants in the United States and 6 in Canada encompassing approximately 2.1 million square feet. Of those, approximately 1.3 million square feet are owned outright by the company. The remaining .8 million square feet are leased. Corporate headquarters and the respective division headquarters are located in Dayton, Ohio in several buildings owned by the company which contain more than .7 million square feet. In addition, the company leases approximately 179 sales offices and 32 warehouses throughout the country.

Most printing and other equipment used in the manufacture of business forms is owned by the company and its subsidiaries.

In early 1999 the company completed the first phase of a new Dayton facility (240,000 square feet which is included in the .7 million square feet noted in the first paragraph) for its operating divisions. The new campus provides an environment that fosters high-level creative thinking and enhances the company's ability to attract and retain a very high quality workforce. In the fall of 1999, the company broke ground on phase two (352,000 square feet) of the new facility. See Note 16 to the Consolidated Financial Statements on page 52.

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

Information on market prices and dividends is set forth below:

                       CLASS A COMMON SHARES SALE PRICES

                              1999                           1998
                              -----                          ----
  Fiscal Quarter      High              Low          High              Low
  --------------      ----              ---          ----              ---
      First          $22.94            $16.50       $21.00            $17.00
      Second         $23.25            $17.75       $22.25            $17.69
      Third          $23.44            $18.31       $23.88            $16.88
      Fourth         $25.13            $20.38       $18.50            $12.63


                              CASH DIVIDENDS PAID

                         Class A Common                    Class B Common
                         --------------                    --------------
      Months         1999              1998            1999                1998
      ------         -----             -----           -----               ----
     January          $.10              $.09         $.005                $.0045
      April           $.10              $.09         $.005                $.0045
       June           $.10              $.09         $.005                $.0045
    September         $.10              $.09         $.005                $.0045


As of December 1, 1999, there were approximately 3,874 holders of record of Class A Common Shares and one holder of record of Class B Common Shares.

                                                 FIVE-YEAR SELECTED FINANCIAL DATA
                                           (Dollars in thousands except per share data)

For The Years Ended September 30                        1999            1998            1997           1996          1995
-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net Sales and Revenues
   Information systems                             $1,524,357     $1,451,466      $1,314,956     $1,033,369      $856,984
   Financial services                                  38,674         34,497          30,383         26,263        22,311
                                                   ----------     ----------      ----------     -----------     --------
   Total net sales and revenues                    $1,563,031     $1,485,963      $1,345,339     $1,059,632      $879,295
                                                   ==========     ==========      ==========     ==========      ========
Income from Continuing Operations                  $  116,936     $  113,556      $   80,491     $   99,100      $ 81,052
   Basic earnings per common share                 $     1.49     $     1.43      $      .99     $     1.20      $    .97
   Diluted earnings per common share               $     1.46     $     1.40      $      .96     $     1.16      $    .95
Net Income                                         $  122,721     $  103,107      $   59,219     $   93,738      $ 78,594
   Basic earnings per common share                 $     1.57     $     1.30      $      .73     $     1.14      $    .94
   Diluted earnings per common share               $     1.53     $     1.27      $      .70     $     1.10      $    .92
Return on Equity                                         28.3%          26.8%           16.1%          26.6%         25.1%
Cash Dividends Per Class A Common Share            $      .40     $      .36      $      .32     $      .25      $    .20
Book Value Per Outstanding Common Share            $     5.98     $     5.14      $     4.55     $     4.55      $   4.01
Assets
   Information systems                             $  834,494     $  746,561      $  729,335     $  610,362      $489,501
   Financial services                                 427,591        411,159         373,175     $  313,282       265,965
                                                   ----------     ----------      ----------     ----------      --------

   Total assets                                    $1,262,085     $1,157,720      $1,102,510     $  923,644      $755,466
                                                   ==========     ==========      ==========     ==========      ========
Long-Term Debt
   Information systems                             $  163,985     $  161,541      $  170,150     $   84,601      $ 41,443
   Financial services                                 154,040        145,460         137,455         93,589        92,425
                                                   ----------     ----------      ----------     ----------      --------
   Total long-term debt                            $  318,025     $  307,001      $  307,605     $  178,190      $133,868
                                                   ==========     ==========      ==========     ==========      ========

Number of Employees                                     9,083          9,152           9,138          7,544         6,036

INFORMATION SYSTEMS (excluding Financial Services)
Current Ratio                                            2.21           1.88            1.57           1.62          1.50
Net Property, Plant and Equipment                  $  187,774     $  174,226      $  188,501     $  167,667      $128,462
Total Debt                                         $  170,072     $  168,366      $  191,526     $   99,092      $ 51,649
Total Debt to Capitalization                             26.8%          29.4%           34.5%          21.0%         13.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (In thousands except per share data)

SIGNIFICANT EVENTS

ACCOUNTING CHANGE

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Group's computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share during the six months ended March 31, 1999. The company completed the transition period for the adoption of SOP 97-2 as of March 31, 1999, and there was no impact on fiscal year 1999's third or fourth quarter operating results.

DISCONTINUED OPERATIONS

In September 1998, the company's board of directors approved a plan to discontinue operations of the company's Healthcare Systems segment. This business segment provided computer systems products and services to hospital-based and office-based physicians. Net sales and revenues were $48,226 in 1998 and $40,346 in 1997. Operating losses were $16,700 in 1998 and $32,055 in 1997. Operating losses in 1997 included restructuring and special charges of $13,075. The operating results of the Healthcare Systems segment have been presented as discontinued operations in the statements of consolidated income.

On October 23, 1998, the company sold essentially all net assets of Healthcare Systems to InfoCure Corporation for about $50,000. The proceeds consisted of about $40,000 in cash with the balance in subordinated notes. The company recorded a gain on the sale of $5,785 or $.07 per diluted share in the first quarter of fiscal year 1999. This gain was presented as discontinued operations in the statements of consolidated income. See Note 2 to the Consolidated Financial Statements for more information on discontinued operations.

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that a public enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. In 1998, the company determined that its reportable operating segments under the new pronouncement were Automotive, Information Solutions (previously Business Systems), Healthcare Systems and Financial Services. Automotive, Information Solutions and Healthcare Systems operate as independent groups with separate management, operations and sales personnel, different customers and their own unique products and services. Financial Services will continue to be reported as a separate segment because, as a financing operation, it has a much different financial profile than other groups. See Note 13 to the Consolidated Financial Statements for more information on business segments.

RESTRUCTURING AND SPECIAL CHARGES

During fiscal year 1997, the company recorded pretax charges of $49,241 consisting of a $25,339 restructuring charge ($1,427 included in discontinued Healthcare Systems operations) and $23,902 of other special charges ($11,648 included in discontinued Healthcare Systems operations). After income taxes, the restructuring and special charges reduced net income by $34,078 or $.41 per share. The income tax benefit on the combined charges represented a 30.8% effective income tax rate because not all of the charges were tax deductible. See Note 3 to the Consolidated Financial Statements for more information on restructuring and special charges.

BUSINESS COMBINATIONS

In fiscal year 1997, the Information Solutions Group purchased two sizable business forms and document management services companies. On July 2, 1997, the company purchased the outstanding shares of Canadian-based Crain-Drummond Inc. from UARCO, a subsidiary of Settsu Corporation of Osaka, Japan. Effective December 31, 1996, the company purchased substantially all net assets of Vanier Graphics Corporation from American Business Products. Crain-Drummond and Vanier Graphics provide document outsourcing, document management and work optimization services to customers in Canada and the United States, respectively. The combined annual revenues of these two businesses were about $261,000 in fiscal year 1996. The company retained about $190,000 of these sales. See Note 4 to the Consolidated Financial Statements for additional disclosures about the company's business combinations.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

                                                                        1999 vs. 1998          1998 vs. 1997
                                       1999        1998        1997        Change                  Change
-------------------------------------------------------------------------------------------------------------------
AS REPORTED
Net sales and revenues           $1,563,031  $1,485,963  $1,345,339    $77,068         5%      $140,624        10%
Gross profit                       $704,598    $651,946    $596,441    $52,652         8%       $55,505         9%
Operating income                   $205,311    $203,355    $158,101     $1,956         1%       $45,254        29%
Net income                         $122,721    $103,107     $59,219    $19,614        19%       $43,888        74%
Basic earnings per share              $1.57       $1.30       $0.73      $0.27        21%         $0.57        78%
Diluted earnings per share            $1.53       $1.27       $0.70      $0.26        20%         $0.57        81%

EXCLUDING 1999 ACCOUNTING CHANGE AND SALE OF HEALTHCARE SYSTEMS AND 1997 RESTRUCTURING AND SPECIAL CHARGES
Net sales and revenues           $1,580,967  $1,485,963  $1,345,339    $95,004         6%      $140,624        10%
Gross profit                       $715,803    $651,946    $600,502    $63,857        10%       $51,444         9%
Operating income                   $215,935    $203,355    $190,417    $12,580         6%       $12,938         7%
Net income                         $123,140    $103,107     $93,297    $20,033        19%        $9,810        11%
Basic earnings per share              $1.57       $1.30       $1.15      $0.27        21%         $0.15        13%
Diluted earnings per share            $1.53       $1.27       $1.11      $0.26        20%         $0.16        14%

Consolidated net sales and revenues were a new record for the company in 1999 and grew for the ninth consecutive year. Excluding the previously mentioned accounting change, consolidated net sales and revenues increased 6% in 1999 with Automotive revenues growing 9% and Information Solutions sales rising 3%. All growth was internally generated as no business combinations occurred in 1999 or 1998. About $110,000 of 1998 sales growth resulted from the full year effect of 1997 business combinations. Excluding the effect of business combinations, consolidated net sales and revenues increased 2% in 1998 as Automotive's 9% revenue growth was partially offset by Information Solutions' lower sales.

Consolidated gross profit represented 46.2% of Information Systems revenues (excluding Financial Services) in 1999, compared to 44.9% in 1998 and 45.4% in 1997. Both Automotive and Information Solutions improved their gross profit margins in 1999. In 1998, gross profit margins declined primarily as a result of the full year effect of 1997 business combinations. The acquired businesses had lower gross profit margins than the company's existing Information Solutions Group. Automotive gross profit margins were essentially flat in 1998 as compared to 1997 (excluding restructuring and special charges).

As a percentage of revenues, consolidated operating income was 13.1% in 1999 (13.7% excluding the accounting change) compared to 13.7% in 1998 and 11.8% in 1997 (14.2% excluding 1997 restructuring and special charges). Excluding the accounting change, operating margins remained consistent in 1999 as the company increased investment in new businesses, product development and internal systems. Information Solutions operating margins improved from 5.9% in 1998 to 7.2% in 1999 because of the improvement in gross profit margins. Automotive operating margins declined slightly from 21.7% in 1998 to 21.2% (excluding the accounting change) in 1999 because of higher investment in development of new products and services. The company also invested in an enterprise resource planning (ERP) system and incurred about $.05 cents per share of ERP related expenses during 1999. The company has refocused its ERP efforts and now estimates that about $.01 cent per share will be incurred during each quarter of fiscal year 2000 to complete the initial phase of this implementation. The 1998 decline in operating profit percentages (excluding 1997 restructuring and special charges) resulted primarily from including the lower operating margins of the 1997 business combinations.

Interest expense was $13,201 in 1999, $15,196 in 1998 and $10,443 in 1997. In
1998, the company borrowed to finance the July 1997 purchase of Crain-Drummond. Interest income was $6,971 in 1999, $2,505 in 1998 and $2,306 in 1997. The
increase in 1999 resulted from higher cash balances from strong operating cash flows and the sale of the Healthcare Systems segment. Other income increased in 1999, compared to 1998 and 1997, primarily because of gains on the sales of several smaller product lines in 1999. Other income also included the company's share of losses from its equity interest in Kalamazoo Computer Group plc. See
Note 1 to the Consolidated Financial Statements for additional disclosures about the company's investment in Kalamazoo.

The effective income tax rate was 41.3% in 1999, compared to 39.6% in 1998 and 45.5% in 1997. Excluding the following items, the comparable tax rates were 43.0% in 1998 and 42.9% in 1997. The 1999 tax rate was lower than the comparable 1998 and 1997 tax rates because of lower state income tax rates. The 1998 tax rate reflected a $4,910 gain from the favorable resolution of several tax audits. The 1997 tax rate included the effect of nondeductible restructuring and special charges.

In 1999, net income and earnings per common share (diluted) set new records for the company as net income exceeded $122,000. The effect of the accounting change was essentially offset by the gain on the sale of the Healthcare Systems segment. Also contributing to earnings per share were fewer average shares outstanding, primarily as a result of the company's share repurchase program. In fiscal year 1999, return on average shareholders' equity also reached a new high of 28.3%, compared to 26.8% in 1998 and 24.2% in 1997 (excluding the effect of restructuring and special charges).

AUTOMOTIVE

                                                                        1999 vs. 1998            1998 vs. 1997
                                    1999        1998          1997          Change                  Change
--------------------------------------------------------------------------------------------------------------------
AS REPORTED
Net sales and revenues          $793,309    $741,858      $681,145       $51,451         7%      $60,713         9%
Gross profit                    $433,022    $400,521      $363,217       $32,501         8%      $37,304        10%
    % of revenues                  54.6%       54.0%         53.3%
SG&A expenses                   $271,584    $239,663      $223,077       $31,921        13%      $16,586         7%
    % of revenues                  34.3%       32.3%         32.7%
Restructuring charge                  $0          $0       $14,895
    % of revenues                                             2.2%
Operating income                $161,438    $160,858      $125,245          $580         0%      $35,613        28%
    % of revenues                  20.3%       21.7%         18.4%

EXCLUDING 1999 ACCOUNTING CHANGE AND 1997 RESTRUCTURING AND SPECIAL CHARGES
Net sales and revenues          $811,245    $741,858      $681,145       $69,387         9%      $60,713         9%
Gross profit                    $444,227    $400,521      $367,278       $43,706        11%      $33,243         9%
    % of revenues                  54.8%       54.0%         53.9%
SG&A expenses                   $272,165    $239,663      $219,911       $32,502        14%      $19,752         9%
    % of revenues                  33.6%       32.3%         32.3%
Operating income                $172,062    $160,858      $147,367       $11,204         7%      $13,491         9%
    % of revenues                  21.2%       21.7%         21.6%

In 1999 and 1998, Automotive revenues increased because of strong growth of computer services and systems revenues, which more than offset a slight decline in automotive business forms sales. Computer services revenues increased 17% in 1999 and 15% in 1998 primarily because of the increased number of software applications supported. Computer systems products sales increased 5% (excluding the accounting change) in 1999 and 9% in 1998 primarily because of higher sales of ERA2 retail management systems. In 1998, increased sales of electronic parts catalogs also contributed to the sales growth. In 1998, a portion of the higher sales volume resulted from customers replacing systems that were not year 2000 qualified. Automotive business forms sales declined slightly each year because of lower volume, primarily caused by the shift to laser printing. The company includes its laser printing equipment, software and support revenues in computer systems products and services, respectively, and related forms and supplies sales in business forms products. In 1999 and 1998, laser revenues, while still relatively small, continued to grow rapidly. Management expects the shift from printed forms to laser printing to continue.

Gross profit margins increased in 1999 because of the growth in higher margin recurring service revenues. Gross profit percentages were essentially flat in fiscal year 1998 compared to 1997 (excluding 1997 special charges).

Operating margins remained strong, exceeding 21% for each of the three years (excluding the 1999 accounting change and the 1997 restructuring and special charges). In 1999, operating margins declined slightly because of increased investments in new businesses and product development.

INFORMATION SOLUTIONS

                                                                     1999 vs. 1998              1998 vs. 1997
                                 1999         1998         1997          Change                    Change
---------------------------------------------------------------------------------------------------------------------
AS REPORTED
Net sales and revenues       $731,048     $710,221     $634,172        $20,827        3%        $76,049          12%
Gross profit                 $271,576     $251,425     $233,224        $20,151        8%        $18,201           8%
    % of revenues               37.1%        35.4%        36.8%
SG&A expenses                $218,728     $209,227     $189,337         $9,501        5%        $19,890          11%
    % of revenues               29.9%        29.5%        29.9%
Restructuring charge               $0           $0       $3,866
    % of revenues                                          0.6%
Operating income              $52,848      $42,198      $40,021        $10,650       25%         $2,177           5%
    % of revenues                7.2%         5.9%         6.3%

EXCLUDING 1997 RESTRUCTURING AND SPECIAL CHARGES
Net sales and revenues       $731,048     $710,221     $634,172        $20,827        3%        $76,049          12%
Gross profit                 $271,576     $251,425     $233,224        $20,151        8%        $18,201           8%
    % of revenues               37.1%        35.4%        36.8%
SG&A expenses                $218,728     $209,227     $188,160         $9,501        5%        $21,067          11%
    % of revenues               29.9%        29.5%        29.7%
Operating income              $52,848      $42,198      $45,064        $10,650       25%       ($2,866)          -6%
    % of revenues                7.2%         5.9%         7.1%

In fiscal year 1999, Information Solutions sales increased 3% with volume and price each contributing about half of the increase. In fiscal year 1998, Information Solutions revenues rose because of the full year effect of 1997 business combinations that contributed about $110,000 of the sales increase. Excluding the effect of the business combinations, sales declined about 5% in 1998 because of reduced volume and lower sales prices. Sales prices were lowered in 1998 to reflect declining paper costs.

In 1999, Information Solutions gross profit margin increased over last year because of higher sales and the full year benefit of the 1997 restructuring, which included closing four manufacturing plants. These benefits overcame the initial negative margin impact of several large new accounts. Information Solutions gross profit percentage declined in 1998 primarily because of including lower gross profit margins of businesses acquired (Crain-Drummond and Vanier Graphics). In 1998, paper costs declined during the year. Gross profit margins were relatively unaffected by the decline in paper costs because the company lowered sales prices a comparable amount.

Operating income grew 25% in 1999 and operating margins were the highest since 1996. During the last six months of fiscal year 1999, operating margins neared 8%, compared to 5% in the last six months of fiscal year 1998. Operating margins declined in fiscal year 1998 primarily because businesses acquired in 1997 had lower operating margins than existing businesses. SG&A expenses were relatively constant, as a percentage of revenues, during the last three years.

FINANCIAL SERVICES

                                                                     1999 vs. 1998              1998 vs. 1997
                                  1999        1998        1997           Change                    Change
--------------------------------------------------------------------------------------------------------------------
Net sales and revenues         $38,674     $34,497     $30,383         $4,177         12%        $4,114         14%
Operating income               $20,564     $16,546     $15,101         $4,018         24%        $1,445         10%
    % of revenues                53.2%       48.0%       49.7%

Average finance receivables grew 8% in 1999 and 14% in 1998 as a result of computer systems sales growth. Financial Services revenues grew each of the last two years because of the increased receivables balances. The average interest rate earned on the portfolio of finance receivables was relatively stable over the last three years.

Financial Services' interest rate spread remained strong at 3.7% in 1999, compared to 3.2% in 1998 and 3.5% in 1997. The 1999 increase in interest rate spread occurred primarily because of lower borrowing rates on debt. The 1998 decline in the interest rate spread resulted from slightly higher borrowing rates. Bad debt expenses were $2,550 in 1999, $2,395 in 1998 and $1,600 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

INFORMATION SYSTEMS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)

Information Systems continued to provide strong cash flows from operating activities in fiscal year 1999. Net cash provided by operating activities was $145,088 in 1999 compared to $146,248 in 1998. Fiscal year 1999's operating cash flow resulted primarily from net income adjusted for non-cash charges, such as depreciation and amortization. This strong cash flow funded the company's investments for normal operations including capital expenditures of $54,386. Fiscal year 2000 capital expenditures in the ordinary course of business are anticipated to be about $65,000 to $70,000. The anticipated increase in fiscal year 2000 capital expenditures is principally because of the construction of a new office building near Dayton, Ohio. During fiscal year 1999, the company also capitalized $16,038 of software licensed to customers, consisting of about $2,500 of purchased software with the balance representing capitalization of payroll costs for employees and independent contractors. In October 1998, the company received about $40,000 of proceeds from the sale of the Healthcare Systems segment. See the shareholders' equity caption of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS

Financial Services operating cash flow, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total Information Systems debt) to capitalization (total Information Systems debt plus shareholders' equity) was 26.8% at September 30, 1999 and 29.4% at September 30, 1998. Remaining credit available under a revolving credit agreement was $103,740 at September 30, 1999. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 2000 normal operations, including the acquisition of Sterling Direct Inc. See Note 16 to the Consolidated Financial Statements for additional disclosures regarding this business combination.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. These cash flows resulted primarily from income, of which the Automotive Group generates nearly 80% of the total.

Automotive's strong cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services' receivables. In fiscal year 1997, the company filed a shelf registration statement with the Securities and Exchange Commission whereby the company can issue up to $300,000 of notes. Through September 30, 1999, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond fiscal year 2000. See Note 7 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of November 16, 1999, none of these preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for those described in Note 8 to the Consolidated Financial Statements.

The company paid cash dividends of $31,316 in 1999, $28,604 in 1998 and $26,056 in 1997. Dividends per Class A common share were $.40 in 1999, $.36 in 1998 and $.32 in 1997. Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1999, the board of directors raised the quarterly dividend 10% to $.11 per Class A common share. The company has increased cash dividends fourteen times in the ten years since 1989 and paid dividends each year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide additional returns to shareholders. The company repurchased $55,679 of Class A common shares in 1999, $35,583 in 1998 and $46,799 in 1997. Average prices paid per share were $20.69 in 1999, $19.77 in 1998 and $19.75 in 1997. As of September 30, 1999, the company could repurchase an additional 2,679 Class A common shares under existing board of directors' authorizations.

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

As of November 16, 1999, about 95% of the company's systems were year 2000 qualified. The few remaining systems include non-mission critical internal systems that are scheduled to be year 2000 qualified by December 31, 1999. In July 1998, the company released a year 2000 qualified version of its ERA2 retail management system for automobile dealers. In December 1998, the company completed the conversion of customers to the new ERA2 software release. The company decided late in 1997 to retire several older product lines by December 1998 rather than make these systems year 2000 qualified. Early in fiscal year 1998 the company communicated this decision to affected customers and presented them with various product alternatives. The company reinforced this communication on a number of occasions. The company discontinued support of non-year 2000 qualified systems on January 1, 1999.

The company has contacted significant suppliers, customers and critical business partners to determine the extent to which the company may be vulnerable in the event those parties fail to properly remediate their own year 2000 issues. About 70% of our business partners responded and indicated that their systems will be year 2000 qualified. The company has performed testing where applicable to determine that the third party systems are year 2000 qualified and function properly with the company's systems. As of November 16, 1999, the company has not experienced material adverse results from third party systems. While the company has taken significant actions to help ensure that these systems will be able to process and store dates into the next century, no amount of testing or contractual assurances will guarantee that errors or systems failures will not occur.

COSTS

The company's year 2000 efforts have been undertaken largely with existing personnel. In some instances, consultants have been engaged to perform specific services. During fiscal year 1999, year 2000 compliance costs were about $7,000 bringing the total amount spent on year 2000 compliance efforts to $14,000. The company estimates that the total costs (including costs already incurred) to make all systems year 2000 qualified will be about $15,000. However, there can be no assurance that the company will not incur unanticipated costs, which could have a material adverse effect on the company's financial statements.

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

CONTINGENCY PLANS

In addition to the year 2000 remediation efforts, the company has also focused on year 2000 contingency planning. Through a customer-oriented risk assessment process, the company identified areas where contingency strategies needed to be developed. Detailed contingency plans have been developed for all identified areas and testing of these plans will continue through the remainder of calendar year 1999.

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

Because fixed rate finance receivables are primarily funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements. See Note 7 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments and interest rate management agreements.

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations in Canada, which accounted for 11% of net sales and revenues in 1999. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At September 30, 1999, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at September 30, 1999, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

COMMODITIES

The company is exposed to changes in the cost of paper, a key raw material in the production of business forms. The company has attempted to limit this exposure by consolidating its purchases among a few suppliers and negotiating longer-term contracts that limit the amount and frequency of price increases and generally delay the effective date of the increase. When paper costs increase, the company typically has been able to increase the sales prices of its business forms products and maintain its profit margins. Conversely, when paper costs decline, the company generally lowers its sales prices to meet competitive pressures. Historically, the company has not used financial instruments to manage its exposure to changes to the cost of paper. Because the company has historically been able to raise sales prices to offset higher paper costs, management believes that a 10% change in paper costs would not have a material effect on the company's financial statements.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age background information and business experience for each of the company's directors and nominees are incorporated herein by reference to the section of the company's Proxy Statement for its 2000 Annual Meeting of Shareholders captioned "ELECTION OF DIRECTORS."

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the company, as of December 1, 1999, are:

NAME                                          AGE          POSITION
----                                          ---          --------

David R. Holmes                               59           Chairman of the Board and Chief Executive Officer
Lloyd G. Waterhouse                           48           President and Chief Operating Officer
Richard H. Grant, Jr.                         86           Chairman of the Steering Committee and Director
Robert C. Nevin                               59           President, Automotive Group
Rodney A. Hedeen                              51           President, Information Solutions Group
Dale L. Medford                               49           Corporate Vice President, Finance and Chief  Financial
                                                           Officer, and Director
Adam M. Lutynski                              57           General Counsel and Secretary
Michael J. Gapinski                           49           Treasurer and Assistant Secretary

A description of prior positions held by executive officers of the company within the past 5 years, to the extent applicable, is as follows:

Mr. Holmes has been Chairman of the Board and Chief Executive Office since May 1999; prior thereto, Chairman of the Board, President and Chief Executive Officer.

Mr. Waterhouse has been President and Chief Operating Officer since May 1999; prior thereto, General Manager of E-Business Services for IBM Corporation from July 1998 to May 1999; General Manager of Marketing & Business Development for IBM Global Services from 1996 to July 1998; and Director of Strategy for IBM from 1994-1995.

Mr. Nevin has been President, Automotive Group (formerly known as Automotive Division) since January 1997; prior thereto was President, Business Systems Division.

Mr. Hedeen has been President, Information Solutions Group (formerly known as Business Systems Division) since January 1997; prior thereto was Senior Vice President and General Manager, Forms and Systems Group.

All other executive officers of the company have held their positions for at least 5 years.

ITEM 11. EXECUTIVE COMPENSATION

Information on compensation of the company's executive officers and directors is incorporated herein by reference to the section of the company's Proxy Statement for its 2000 Annual Meeting of Shareholders captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of Common Shares of the company beneficially owned by each five percent shareholder, director or current nominee for director, officer and by all directors and officers as a group as of December 1, 1999 is incorporated herein by reference to the section of the company's Proxy Statement for its 1999 Annual Meeting of Shareholders captioned "VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

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

       Statements of Consolidated Income - For The Years Ended
                September 30, 1999, 1998 and 1997

       Consolidated Balance Sheets - September 30, 1999 and 1998

       Statements of Consolidated Shareholders' Equity and Comprehensive Income - For The Years Ended
                September 30, 1999, 1998 and 1997

       Statements of Consolidated Cash Flows - For the Years Ended September
                30, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements (Including Supplementary Data)

(a) (2) FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1999 ARE ATTACHED HERETO:

                 Schedule II       Valuation Accounts               Page 54

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)  EXHIBITS

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

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (4)(a)             Copies of the agreements  relating to long-term debt, which are not required as exhibits to this Form 10-K,  will be provided to the  Securities  and  Exchange  Commission  upon request.
       ------------------ -----------------------------------------------------------------------------------------
       (4)(b)             Shareholder  Rights Plan  incorporated  by reference to Exhibit I to the company's  Form
                          8-A (File No.  1-10147),  which was adopted on May 6, 1991 and filed with the Securities and Exchange Commission on May 8, 1991.
       ------------------ -----------------------------------------------------------------------------------------
       (9)                Not applicable.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(a) *          Second  Amended and  Restated  Employment  Agreement  with David R.  Holmes  dated as of
                          August 17,  1998;  incorporated  by  reference  to Exhibit  (10)(a) to Form 10-K for the fiscal year ended September 30, 1998.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(b) *          Employment Agreement with Lloyd G. Waterhouse,  dated as of May 1, 1999; incorporated by reference  to Exhibit  (10)(zz) to the  Company's  Form 10-Q (File No.  1-10147) for the
                          quarter ended March 31, 1999.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(c) *          Amended and Restated  Employment  Agreement with Robert C. Nevin dated as of February 1,
                          1997;  incorporated  by  reference  to Exhibit  (10)(b) to Form 10-K for the fiscal year ended September 30, 1997.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(d) *          Amended and Restated  Employment  Agreement  with Joseph N. Bausman  dated May 31, 1995;
                          incorporated  by  reference  to Exhibit  (10)(e) to Form 10-K for the fiscal  year ended
                          September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(e) *          Employment Agreement with H. John Proud dated September 1, 1995; incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(f) *          Employment Agreement with Rodney A. Hedeen dated February 1, 1997; incorporated by reference to Exhibit (10)(e) to Form 10-K for the fiscal year ended September 30, 1997.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(g) *          General Form of Change in Control  Severance  Agreement  between the company and each of the  following  officers:  Adam M.  Lutynski,  Dale L. Medford and Thomas J.  Momchilov,
                          effective  August 17, 1998;  incorporated  by reference to Exhibit  (10)(g) to Form 10-K for the fiscal year ended September 30, 1998.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(h) *          General form of Indemnification  Agreement between the company and each of its directors dated as of December 1, 1989;  incorporated by reference to Exhibit (10)(m) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(i) *          Non-Qualified  Stock  Option  Plan --  1980,  Amended  and  Restated  August  11,  1987;
                          incorporated  by  reference  to Exhibit  (10)(h) to Form 10-K for the fiscal  year ended
                          September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(j) *          Amendment  to  Non-Qualified  Stock  Option  Plan -- 1980 dated as of  December 8, 1989;
                          incorporated  by  reference  to Exhibit  (10)(o) to Form 10-K for the fiscal  year ended
                          September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(k) *          Amended  and  Restated  Stock  Option  Plan  --  1989,  effective  September  29,  1993;
                          incorporated  by  reference  to Exhibit  (10)(l) to Form 10-K for the fiscal  year ended
                          September 30, 1993.
       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(l) *          Stock  Option  Plan - 1995;  incorporated  by  reference  to Exhibit B of the  company's definitive  proxy statement dated January 5, 1995;  incorporated by reference to Exhibit
                          (10)(l) to Form 10-K for the fiscal year ended September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(m) *          Performance  Options Policy of the  Compensation  Committee of the Board of Directors of
                          The Reynolds and Reynolds  Company  under the  Non-Qualified  Stock Option Plan -- 1980, effective  October 1, 1986;  incorporated  by reference to Exhibit  (10)(i) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(n) *          Amendment and Restatement No. 1 to the  Performance  Options Policy of the  Compensation
                          Committee of the Board of Directors  of The  Reynolds  and  Reynolds  Company  under the
                          Non-Qualified  Stock Option Plan -- 1980,  effective  October 28, 1987;  incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(o) *          Amendment and Restatement No. 2 to the  Performance  Options Policy of the  Compensation
                          Committee of the Board of Directors  of The  Reynolds  and  Reynolds  Company  under the
                          Non-Qualified  Stock Option Plan -- 1980,  effective November 12, 1987;  incorporated by reference to Exhibit (10)(k) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(p) *          The Reynolds and Reynolds Company Supplemental
                          Retirement Plan; incorporated by reference to Exhibit
                          (10)(G) to Form 10-K for the fiscal year ended
                          September 30, 1980.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(q) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan;  Amendment  No. 2,
                          adopted on August 17, 1982;  incorporated  by reference to Exhibit  (10)(j) to Form 10-K for the fiscal year ended September 30, 1982.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(r) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 3,
                          adopted on August 16, 1983;  incorporated  by reference to Exhibit  (10)(j) to Form 10-K for the fiscal year ended September 30, 1983.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(s) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 4,
                          adopted on November 6, 1984;  incorporated  by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1984.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(t) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 5,
                          adopted on May 13, 1985;  incorporated  by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1985.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(u) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 6,
                          adopted on February 11, 1986;  incorporated by reference to Exhibit (10)(r) to Form 10-K for the fiscal year ended September 30, 1986.
       (10)(v) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 7,
                          adopted on August 12, 1986;  incorporated  by reference to Exhibit  (10)(s) to Form 10-K for the fiscal year ended September 30, 1986.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(w) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 8,
                          adopted on February 10, 1987;  incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(x) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 9,
                          adopted on August 11, 1987; incorporated by reference
                          to Exhibit (10)(t) to Form 10-K for the fiscal year
                          ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(y) *          The  Reynolds and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 10,
                          adopted on May 8, 1989;  incorporated by reference to Exhibit  (10)(dd) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(z) *          The  Reynolds  and  Reynolds  Company  Restated  Supplemental  Retirement  Plan  adopted
                          November 9, 1988;  incorporated  by reference  to Exhibit  (10)(ee) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(aa)*          Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                          Supplemental Retirement Plan dated as of December 1, 1989; incorporated by reference to
                          Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(bb)*          Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                          Supplemental Retirement Plan (Amendment No. 1), dated as of November 13, 1990; incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1990.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(cc)*          Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                          Supplemental Retirement Plan (Amendment No. 2), dated as of July 23, 1991; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1991.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(dd)*          The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 3, adopted
                          August 8, 1995; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ee)*          The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 4, adopted
                          March 14, 1997; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1997.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ff)*          The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 5, adopted
                          May 18, 1998, as filed herewith; incorporated by reference to Exhibit (10)(ff) to Form
                          10-K for the fiscal year ended September 30, 1998.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(gg)*          Description of The Reynolds and Reynolds Company Annual Incentive Compensation Plan
                          adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(hh)*          Description of The Reynolds and Reynolds Company Amended and Restated Annual Incentive
                          Compensation Plan effective October 1, 1995; incorporated by reference to (10)(ff) to
                          Form 10-K for the fiscal year ended September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ii)*          Description of The Reynolds and Reynolds Company Intermediate Incentive Compensation Plan
                          adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(v) to Form 10-K for the fiscal year ended September 30, 1987.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(jj)*          Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                          Intermediate Incentive Compensation Plan dated as of December 1, 1989; incorporated by reference to Exhibit (10)(jj) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(kk)           A  separate  performance-based  incentive  compensation  plan  for the  Chief  Executive
                          Officer  incorporated by reference to Proposal II within the company's  definitive proxy statement dated January 4, 1996 filed with the Securities and Exchange Commission.
       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ll)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement; incorporated by reference to
                          Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1995.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(mm)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 1, adopted
                          December 19, 1996; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(nn) *         The Reynolds and Reynolds  Company  Retirement  Plan (formerly The Reynolds and Reynolds
                          Company Salaried  Retirement Plan) October 1, 1995 Restatement  Amendment No. 2, adopted
                          August 11, 1997; incorporated by reference to Exhibit
                          (10)(ii) to Form 10-K for the fiscal year ended
                          September 30, 1997.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(oo)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 3, adopted
                          September 22, 1998, as filed herewith; incorporated by reference to Exhibit (10)(oo) to
                          Form 10-K for the fiscal year ended September 30, 1998.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(pp)*          General Form of Deferred Compensation Agreement between the company and each of the following officers: R. H. Grant, III, David R. Holmes, Dale L. Medford and Robert C. Nevin;
                          incorporated by reference to Exhibit (10)(p) to Form 10-K for the fiscal year ended
                          September 30, 1983.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(qq)*          Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Deferred Compensation Agreements between the company and each of the following officers: R. H. Grant, III, David R. Holmes, Dale L. Medford and Robert C. Nevin;
                          incorporated by reference to Exhibit (10)(fff) to Form 10-K for the fiscal year ended
                          September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(rr)*          General Form of Collateral Assignment Split-Dollar Insurance Agreement and Policy and
                          Non-Qualified Compensation and Disability Benefit Agreement between the company and each of the following officers: Michael J. Gapinski, R. H. Grant, III, David R. Holmes, Adam M.
                          Lutynski, Dale L. Medford and Robert C. Nevin; incorporated by reference to Exhibit (10)(dd)
                          to Form 10-K for the fiscal year ended September 30, 1985.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ss)*          Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Non-Qualified Compensation and Disability Benefit between the company and each of the following officers: Michael J. Gapinski, R. H. Grant, III, Rodney A. Hedeen, David R. Holmes,
                          Adam M. Lutynski, Dale L. Medford, Robert C. Nevin and H. John Proud; incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended September 30, 1989.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(tt)           Agreement  dated  March 11,  1963,  between  the  company  and  Richard H.  Grant,  Jr., restricting  transfer of Class B Common Stock of the company;  incorporated by reference to Exhibit 9 to Registration Statement No. 2-40237 on Form S-7.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(uu)           Amendment dated February 14, 1984 to Richard H. Grant, Jr.'s Agreement restricting transfer of Class B Common Stock of the company dated March 11, 1963; incorporated by reference to
                          Exhibit (10)(u) to Form 10-K for the fiscal year ended September 30, 1984.
       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(vv)           Agreement and Plan of Merger dated April 20, 1996 among the company, Delaware Acquisition Co.
                          and Duplex Products Inc.; incorporated by reference to Exhibit (c)(1) to the company's schedule 14 D-1 filed with the Securities and Exchange Commission on April 22, 1996.
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ww)           Exchange Agreement dated May 29, 1992 among the company, Norick Investment Company A Limited
                          Partnership, Frances N. Lilly and Majorie K. Norick; incorporated by reference to Exhibit
                          2(b) to the company's Registration Statement on Form S-3 filed with the Securities and
                          Exchange Commission on June 11, 1992 (Registration Statement No. 33-48546).
       ------------------ -----------------------------------------------------------------------------------------
       (10)(xx)           Exchange  Agreement dated May 29, 1992 between the company and Third Generation  Leasing
                          Company;  incorporated  by  reference  to  Exhibit  2(c) to the  company's  Registration
                          Statement  on Form S-3 filed with the  Securities  and Exchange  Commission  on June 11,
                          1992 (Registration Statement No. 33-48546).
       ------------------ -----------------------------------------------------------------------------------------
       (10)(yy)           Asset  Purchase  Agreement  dated as of September 28, 1998 by and among The Reynolds and
                          Reynolds Company, InfoCure Corporation and Thoroughbred Acquisition,  Inc. and Amendment
                          No. 1 dated as of October 22, 1998;  incorporated  by reference to Exhibit (c)(2) to the company's filing on Form 8-K dated November 9, 1998. (File No. 001-10147)
       ------------------ -----------------------------------------------------------------------------------------
       (11)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (12)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (13)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (18)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (21)               List of subsidiaries (See Page 55)
       ------------------ -----------------------------------------------------------------------------------------
       (22)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (23)               Consent of Independent Auditors (See Page 29)
       ------------------ -----------------------------------------------------------------------------------------
       (24)               Not Applicable
       ------------------ -----------------------------------------------------------------------------------------
       (27)               Financial Data Schedule
       ------------------ -----------------------------------------------------------------------------------------
       (28)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------
       (99)               Not applicable
       ------------------ -----------------------------------------------------------------------------------------

                  * Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(B)      REPORTS ON FORM 8-K.

During the quarter ended September 30, 1999, no reports on Form 8-K were filed by registrant.

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

Please refer to Part IV, ITEM 14. (a) (3) beginning on page 17.

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

-------------------------------------------------------------------------------

          The Company will provide a copy of its 1999 Annual Report to
                     Shareholders upon written request to:

                  ADAM M. LUTYNSKI, GENERAL COUNSEL & SECRETARY
                        THE REYNOLDS AND REYNOLDS COMPANY
                                 P. O. BOX 2608
                               DAYTON, OHIO 45401

                     Or by calling: 1-888-4REYREY (473-9739)

-------------------------------------------------------------------------------


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

Date:    December 28, 1999

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:    December 28, 1999
                               By    /S/ DAVID R. HOLMES
                               ---------------------------------------

                                     DAVID R. HOLMES
                                     Chairman of the Board and
                                     Chief Executive Officer
                                     (Principal Executive Officer)

Date:    December 28, 1999
                               By     /S/ DALE L. MEDFORD
                               ---------------------------------------

                                     DALE L. MEDFORD
                                     Corporate Vice President, Finance and Chief
                                     Financial Officer (Principal Financial and
                                     Accounting Officer) and Director


Date:    December 28, 1999
                               By     /S/ JAMES L. ARTHUR
                               ---------------------------------------

                                     JAMES L. ARTHUR, Director


Date:    December 28, 1999
                               By     /S/ DR. DAVID E. FRY
                               ---------------------------------------

                                     DR. DAVID E. FRY, Director


Date:    December 28, 1999
                               By     /S/ RICHARD H. GRANT, JR.
                               ---------------------------------------

                                     RICHARD H. GRANT, JR.
                                     Chairman of the Steering
                                     Committee and Director


Date:    December 28, 1999
                               By     /S/ RICHARD H. GRANT, III
                               ---------------------------------------

                                     RICHARD H. GRANT, III, Director


Date:    December 28, 1999
                               By     /S/ CLEVE L. KILLINGSWORTH, JR.
                               ---------------------------------------

                                     CLEVE L. KILLINGSWORTH, JR.
                                     Director


Date:    December  28, 1999
                               By     /S/ ALLAN Z. LOREN
                               ---------------------------------------

                                     ALLAN Z. LOREN, Director

Date:    December 28, 1999
                               By     /S/ PHILIP A. ODEEN
                               ---------------------------------------

                                     PHILIP A. ODEEN, Director


Date:    December 28, 1999
                               By     /S/ DONALD K. PETERSON
                               ---------------------------------------

                                     DONALD K. PETERSON, Director


Date:    December 28, 1999
                               By     /S/ GAYLE B. PRICE, JR.
                               ---------------------------------------

                                     GAYLE B. PRICE, JR., Director

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(a)(1) and (2); 14(c) and (d)
                  Financial Statements, Schedules and Exhibits
                          Year Ended September 30, 1999
                        The Reynolds and Reynolds Company
                                  Dayton, Ohio

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY


November 16, 1999

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

Another level of control resides with the audit committee of the company's board of directors. The committee, comprised of six directors who are not members of management, oversees the company's financial reporting process. They recommend to the board, subject to shareholder approval, the selection of the company's independent auditors. They discuss the overall audit scope and the specific audit plans with the independent auditors and the internal auditors. This committee also meets regularly (separately and jointly) with the independent auditors, the internal auditors and management to discuss the results of those audits, the evaluation of internal controls, the quality of financial reporting and specific accounting and reporting issues.





David R. Holmes                               Dale L. Medford
Chairman and                                  Corporate Vice President, Finance
Chief Executive Officer                       and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


The Shareholders of The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 1999 and 1998 and the related statements of consolidated income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule included at item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the company changed its method of accounting for software revenue recognition effective October 1, 1998.

DELOITTE & TOUCHE LLP
Dayton, Ohio
November 16, 1999

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in The Reynolds and Reynolds Company (1) Registration Statement No. 33-56045 on Form S-8, (2) Post-Effective Amendment No. 1 to Registration Statement No. 333-12681 on Form S-8, (3) Registration Statement No. 333-16583 on Form S-3, (4) Registration Statement No. 333-18585 on Form S-3, (5) Registration Statement No. 333-41983 on Form S-3, (6) Registration Statement No. 333-41985 on Form S-3, (7) Post-Effective Amendment No. 1 to Registration Statement No. 33-51895 on Form S-3, (8) Pre-Effective Amendment No. 1 to Registration Statement No. 33-58877 on Form S-3, (9) Pre-Effective Amendment No. 1 to Registration Statement No. 33-61725 on Form S-3, (10) Registration Statement No. 33-59615 on Form S-3, (11) Registration Statement No. 33-59617 on Form S-3, (12) Registration Statement No. 333-12967 on Form S-3, (13) Registration Statement No. 333-72639 on Form S-3, (14) Registration Statement No. 333-85177 on Form S-8, (15) Registration Statement No. 333-85179 on Form S-8, and (16) Registration Statement No. 333-85551 on Form S-8, of our report dated November 16, 1999, appearing in this Annual Report on Form 10-K of The Reynolds and Reynolds Company for the year ended September 30, 1999, and to the reference to us under the heading "Experts" in the respective Prospectuses, which is part of each of the above Registration Statements.


/s/  DELOITTE & TOUCHE LLP
--------------------------

Dayton, Ohio
December 28, 1999

                        STATEMENTS OF CONSOLIDATED INCOME
                      (In thousands except per share data)

For The Years Ended September 30                                     1999             1998              1997
------------------------------------------------------------------------------------------------------------

Net Sales and Revenues
   Information systems
   Products                                                    $1,042,836       $1,039,626      $    953,106
   Services                                                       481,521          411,840           361,850
                                                               ----------       ----------      ------------
   Total information systems                                    1,524,357        1,451,466         1,314,956
Financial services                                                 38,674           34,497            30,383
                                                               ----------       ----------      ------------

   Total net sales and revenues                                 1,563,031        1,485,963         1,345,339
                                                               ----------       ----------       -----------

Costs and Expenses
   Cost of sales
   Products                                                       633,244          630,818           569,979
   Services                                                       186,515          168,702           148,536
                                                               ----------       ----------       -----------

   Total cost of sales                                            819,759          799,520           718,515
   Selling, general and administrative expenses                   519,851          465,137           429,529
   Restructuring charge                                                                               23,912
   Financial services                                              18,110           17,951            15,282
                                                               ----------       ----------       -----------

   Total costs and expenses                                     1,357,720        1,282,608         1,187,238
                                                               ----------       ----------       -----------

Operating Income                                                  205,311          203,355           158,101
                                                               ----------       ----------       -----------

Other Charges (Income)
   Interest expense                                                13,201           15,196            10,443
   Interest income                                                 (6,971)          (2,505)           (2,306)
   Other                                                             (173)           2,641             2,269
                                                               ----------       ----------       -----------
   Total other charges                                              6,057           15,332            10,406
                                                               ----------       ----------       -----------

Income Before Income Taxes                                        199,254          188,023           147,695
Provision for Income Taxes                                         82,318           74,467            67,204
                                                               ----------       ----------       -----------

Income from Continuing Operations                                 116,936          113,556            80,491

Discontinued Operations                                             5,785          (10,449)          (21,272)
                                                               ----------       ----------       -----------
Net Income                                                     $  122,721       $  103,107       $    59,219
                                                               ==========       ==========       ===========

Basic Earnings Per Common Share
   Income from continuing operations                                $1.49            $1.43              $.99
   Discontinued operations                                         $  .07            $(.13)            $(.26)
   Net income                                                       $1.57            $1.30              $.73
   Average number of common shares outstanding                     78,254           79,451            81,462
Diluted Earnings Per Common Share
   Income from continuing operations                                $1.46            $1.40              $.96
   Discontinued operations                                         $  .07            $(.13)            $(.25)
   Net income                                                       $1.53            $1.27              $.70
   Average number of common shares and
     equivalents outstanding                                       80,340           81,146            84,023

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

September 30                                                            1999              1998
-----------------------------------------------------------------------------------------------
INFORMATION SYSTEMS ASSETS
Current Assets
  Cash and equivalents                                             $  103,595     $     39,980
                                                                   ----------     ------------
  Accounts receivable (less allowance for doubtful accounts:
  1999--$4,959; 1998--$6,781)                                         244,029          227,158
                                                                   ----------     ------------
  Inventories
    Finished products                                                  63,647           54,778
    Work in process                                                     6,033            5,795
    Raw materials and supplies                                          7,015            5,623
                                                                   ----------     ------------

    Total inventories                                                  76,695           66,196
                                                                   ----------     ------------
  Deferred income taxes                                                24,150           17,483
                                                                   ----------     ------------
  Prepaid expenses and other assets                                    19,128           21,230
                                                                   ----------     ------------
  Total current assets                                                467,597          372,047
                                                                   ----------     ------------
Property, Plant and Equipment
  Land and improvements                                                14,236           14,153
  Buildings and improvements                                           92,267           89,804
  Computer equipment                                                  134,394          135,328

  Machinery and equipment                                             111,251          101,904

  Furniture and other                                                  48,203           39,137

  Construction in progress                                             12,164            9,108
                                                                   ----------     ------------
  Total property, plant and equipment                                 412,515          389,434
  Less accumulated depreciation                                       224,741          215,208
                                                                   ----------     ------------
  Net property, plant and equipment                                   187,774          174,226
                                                                   ----------     ------------
Intangible Assets

  Goodwill                                                             65,811           82,280

  Software licensed to customers                                       20,407           11,882
  Other                                                                 2,708            5,445
                                                                   ----------     ------------
  Total intangible assets                                              88,926           99,607
                                                                   ----------     ------------
Other Assets                                                           90,197          100,681
                                                                   ----------     ------------
Total Information Systems Assets                                      834,494          746,561
                                                                   ----------     ------------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                   426,751          408,765

Cash and Other Assets                                                     840            2,394
                                                                   ----------     ------------
Total Financial Services Assets                                       427,591          411,159
                                                                   ----------     ------------

TOTAL ASSETS                                                       $1,262,085     $  1,157,720
                                                                   ==========     ============


                                                                        1999              1998
-----------------------------------------------------------------------------------------------
  INFORMATION SYSTEMS LIABILITIES
  Current Liabilities
    Current portion of long-term debt                              $    6,087       $    6,048

    Notes payable                                                                          777
    Accounts payable

      Trade                                                            70,846           68,749
      Other                                                             6,317            6,193
      Accrued liabilities

      Compensation and related items                                   54,453           51,188
      Other                                                            49,488           60,479

    Deferred revenues                                                  24,768            4,774
                                                                  -----------       ----------
    Total current liabilities                                         211,959          198,208
                                                                  -----------       ----------
  Long-Term Debt                                                      163,985          161,541
                                                                  -----------       ----------
  Other Liabilities
    Postretirement medical                                             45,758           43,523
    Pensions                                                           42,880           37,107
    Other                                                               4,999            3,073
                                                                  -----------       ----------
    Total other liabilities                                            93,637           83,703
                                                                  -----------       ----------
  Total Information Systems Liabilities                               469,581          443,452
                                                                  -----------       ----------


  FINANCIAL SERVICES LIABILITIES
  Notes Payable                                                       219,423          210,561

  Deferred Income Taxes                                               106,232           96,371

  Other Liabilities                                                     3,414            2,885
                                                                  -----------       ----------
  Total Financial Services Liabilities                                329,069          309,817
                                                                  -----------       ----------

  SHAREHOLDERS' EQUITY

  Capital Stock

    Preferred

    Class A common                                                     78,598           57,610
    Class B common                                                        625              625
  Other Comprehensive Income                                           (9,448)          (9,727)
  Retained Earnings                                                   393,660          355,943
                                                                   ----------       ----------
  Total Shareholders' Equity                                          463,435          404,451
                                                                   ----------       ----------


  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $1,262,085       $1,157,720
                                                                   ==========       ==========



See Notes to Consolidated Financial Statements.

    STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands except per share data)

For The Years Ended September 30                                           1999               1998                1997
----------------------------------------------------------------------------------------------------------------------
Capital Stock
   Class A common
     Balance, beginning of year                                       $  57,610           $  53,269           $ 50,601
     Capital stock issued                                                19,101               5,967              4,039
     Capital stock repurchased                                           (1,991)             (1,206)            (1,481)
     Capital stock retired                                               (1,163)             (1,463)            (1,327)
     Tax benefits from stock options                                      5,041               1,043              1,437
                                                                      ---------           ---------           --------
     Balance, end of year                                                78,598              57,610             53,269
                                                                      ---------           ---------           --------
   Class B common                                                           625                 625                625
                                                                      ---------           ---------           --------
Other Comprehensive Income
   Balance, beginning of year                                            (9,727)             (5,481)            (6,203)
   Foreign currency translation                                             780              (1,487)              (212)
   Minimum pension liability                                               (501)             (2,759)               934
                                                                      ---------           ---------           --------
   Balance, end of year                                                  (9,448)             (9,727)            (5,481)
                                                                      ---------           ---------           --------
Retained Earnings
   Balance, beginning of year                                           355,943             315,817            327,972
   Net income                                                           122,721             103,107             59,219
   Cash dividends
     Class A common (1999--$.40 PER SHARE;
                  1998--$.36 per share; 1997--$.32 per share)           (30,916)            (28,244)           (25,736)
     Class B common (1999--$.02 PER SHARE;
                  1998--$.018 per share; 1997--$.016 per share)            (400)               (360)              (320)
   Capital stock repurchased                                            (53,688)            (34,377)           (45,318)
                                                                      ---------           ---------           --------
   Balance, end of year                                                 393,660             355,943            315,817
                                                                      ---------           ---------           --------
Total Shareholders' Equity                                             $463,435           $ 404,451           $364,230
                                                                      =========           =========           ========

Comprehensive Income
   Net income                                                          $122,721           $ 103,107           $ 59,219
   Foreign currency translation                                             780              (1,487)              (212)
   Minimum pension liability                                               (501)             (2,759)               934
                                                                      ---------           ---------           --------
   Total comprehensive income                                          $123,000           $  98,861           $ 59,941
                                                                      =========           =========           ========

See Notes to Consolidated Financial Statements.

                                               STATEMENTS OF CONSOLIDATED CASH FLOWS
                                                          (In thousands)

For The Years Ended September 30                                          1999                1998                 1997
-----------------------------------------------------------------------------------------------------------------------

INFORMATION SYSTEMS
Cash Flows Provided by Operating Activities                           $145,088           $ 146,248             $149,325
                                                                      --------           ---------             --------
Cash Flows Provided by (Used for) Investing Activities
   Business combinations                                                                    (1,203)            (145,347)
   Capital expenditures                                                (54,386)            (34,266)             (47,707)
   Net proceeds from sales of assets                                    53,073              17,279               18,307
   Capitalization of software licensed to customers                    (16,038)             (4,041)              (1,465)
   (Advances to) repayments from financial services                      4,369              (5,375)               6,368
                                                                      --------           ---------             --------
   Net cash used for investing activities                              (12,982)            (27,606)            (169,844)
                                                                      --------           ---------             --------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                                47,204               2,126              145,641
   Principal payments on debt                                          (45,547)            (25,335)             (57,122)
   Cash dividends paid                                                 (31,316)            (28,604)             (26,056)
   Capital stock issued                                                 16,067               2,617                1,541
   Capital stock repurchased                                           (55,679)            (35,583)             (46,799)
                                                                      --------           ---------             --------
   Net cash provided by (used for) financing activities                (69,271)            (84,779)              17,205
                                                                      --------           ---------             --------
Effect of Exchange Rate Changes on Cash                                    780              (1,487)                (212)
                                                                      --------           ---------             --------
Increase (Decrease) in Cash and Equivalents                             63,615              32,376               (3,526)
Cash and Equivalents, Beginning of Year                                 39,980               7,604               11,130
                                                                      --------           ---------             --------
Cash and Equivalents, End of Year                                     $103,595           $  39,980             $  7,604
                                                                      ========           =========             ========

FINANCIAL SERVICES
Cash Flows Provided by Operating Activities                           $ 19,580           $  19,482             $ 19,875
                                                                      --------           ---------             --------
Cash Flows Provided by (Used for) Investing Activities
   Finance receivables originated                                     (152,815)           (145,808)            (142,588)
   Collections on finance receivables                                  127,315             109,886               92,305
                                                                      --------           ---------             --------
    Net cash used for investing activities                             (25,500)            (35,922)             (50,283)
                                                                      --------           ---------             --------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                                35,760              69,993               91,258
   Principal payments on debt                                          (26,898)            (57,746)             (54,855)
   Advances from (repayments to) information systems                    (4,369)              5,375               (6,368)
                                                                      --------           ---------             --------
   Net cash provided by financing activities                             4,493              17,622               30,035
                                                                      --------           ---------             --------
Increase (Decrease) in Cash and Equivalents                             (1,427)              1,182                 (373)
Cash and Equivalents, Beginning of Year                                  2,102                 920                1,293
                                                                     ---------           ---------             --------
Cash and Equivalents, End of Year                                    $     675           $   2,102             $    920
                                                                     =========           =========             ========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its domestic and foreign subsidiaries and present details of revenues, expenses, assets, liabilities and cash flows for both Information Systems and Financial Services. Information Systems is comprised of the company's Automotive and Information Solutions Groups. Financial Services is comprised of Reyna Capital Corporation, the company's wholly owned financial services subsidiary and a similar operation in Canada. In accordance with industry practice, the assets and liabilities of Information Systems are classified as current or noncurrent and those of Financial Services are unclassified. Intercompany balances and transactions between the consolidated companies are eliminated.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of Information Solutions and Automotive business forms inventories are determined by the last-in, first-out (LIFO) method. At September 30, 1999 and 1998, LIFO inventories were $67,301 and $56,913, respectively. These inventories determined by the first-in, first-out (FIFO) method would increase by $5,161 in 1999 and $5,068 in 1998. For other inventories, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

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

INTANGIBLE ASSETS

The excess of cost over net assets of companies acquired is recorded as goodwill and amortized on a straight-line basis over five to forty years. Amortization expense was $9,826 in 1999, $15,258 in 1998 and $15,066 in 1997. Amortization
expense in 1997 included $3,560 from restructuring and special charges. At September 30, 1999 and 1998, accumulated amortization was $65,005 and $62,626, respectively.

The company capitalizes certain costs of developing its software products. Upon completion of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from five to seven years. Amortization expense for software licensed to customers was $1,642 in 1999, $5,872 in 1998 and $9,188 in 1997. Amortization expense in 1997 included $3,920 from restructuring and special charges. At September 30, 1999 and 1998, accumulated amortization was $46,572 and $58,025, respectively.

Other intangible assets are amortized over periods ranging from three to fifteen years. Amortization expense was $866 in 1999, $2,492 in 1998 and $2,885 in 1997. At September 30, 1999 and 1998, accumulated amortization was $9,697 and $15,728, respectively.

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

EQUITY INVESTMENT

In September 1997, the company purchased 16,500 shares of Kalamazoo Computer Group plc of the United Kingdom for about $36,000. This investment represents about 26% of Kalamazoo's outstanding shares and is accounted for under the equity method. Accordingly, the investment in Kalamazoo's common stock is included in the balance sheet as other assets and the company's share of Kalamazoo's net losses is included in the consolidated income statement as other charges. The company recorded its share of Kalamazoo's net losses of $3,043 in 1999, $3,225 in 1998 and $3,850 in 1997. At September 30, 1999, the market value of the company's share of Kalamazoo's stock was about $20,500.

REVENUE RECOGNITION
ACCOUNTING CHANGE

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Group computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share during the six months ended March 31, 1999. The company completed the transition period for the adoption of SOP 97-2 as of March 31, 1999, and there was no impact on third or fourth quarter's operating results.

INFORMATION SYSTEMS

Sales of computer hardware and business forms products are generally recorded upon shipment to customers. Under certain forms management contractual arrangements, custom forms are stored for future delivery to customers, and are recognized as revenue when title passes and the customer has been invoiced. Revenues from software license fees are recorded over the installation period. Service revenues, which include computer hardware maintenance, software support, training and forms management services, are recorded ratably over the contract period or as services are performed. Forms management services represent fees for inventory management and warehousing services. Forms management services may be included in product sales or separately billed to customers.

FINANCIAL SERVICES

Financial Services revenues consist primarily of interest earned on financing the company's computer systems product sales. Revenues are recognized over the lives of financing contracts, generally four to eight years, using the interest method.

LEASE OBLIGATIONS

The company leases premises and equipment under various capital and operating lease agreements. Certain of these leases contain renewal and purchase options and residual value guarantees. As of September 30, 1999, future minimum lease payments relating to operating lease agreements were $109,191 with annual payments of $35,347 in 2000, $23,874 in 2001, $17,439 in 2002, $9,160 in 2003
and $5,818 in 2004. Rental expenses were $37,804 in 1999, $37,210 in 1998 and
$36,018 in 1997. Under the provisions of purchase accounting, the carrying value of assets under capital lease is not significant. The obligation associated with the capital lease is discussed in Note 7 to the Consolidated Financial Statements.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. These costs were $54,960 in 1999, $46,588 in 1998 and $43,052 in 1997. Included in 1997 were
$14,850 of purchased in-process research and development costs. In-process research and development acquired in business combinations represented software development costs for which technological feasibility was not established and for which there was no alternative future use.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Deferred income taxes are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. Temporary differences result principally from Financial Services product financing activities, postretirement benefits and different depreciation methods. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiary because, for the most part, those earnings are permanently reinvested. Undistributed earnings of the foreign subsidiary at September 30, 1999, were $24,702. The calculation of the unrecognized deferred income tax liability on these earnings is not practicable.

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

2.  DISCONTINUED OPERATIONS

On October 23, 1998, the company sold essentially all net assets of its Healthcare Systems segment to InfoCure Corporation for about $50,000. The proceeds consisted of about $40,000 of cash with the balance in subordinated notes. The company recorded a gain on the sale of $5,785 (net of income taxes of $2,064) or $.07 per diluted share in the first quarter of fiscal year 1999. About $1,200 of Healthcare Systems operating losses, net of income taxes of about $800, from October 1, 1998 through October 23, 1998, were included in the determination of the gain on the sale of the Healthcare Systems segment. As discontinued operations, the operating results of Healthcare Systems were segregated from continuing operations and reported as a separate line on the consolidated statement of income. Revenues reclassified to discontinued operations were $48,226 in 1998 and $40,346 in 1997. Net assets of about $27,000 at September 30, 1998 were included in the company's consolidated balance sheet.

3.  RESTRUCTURING AND SPECIAL CHARGES

During fiscal year 1997 the company recorded a pretax charge of $49,241 consisting of a $25,339 restructuring charge and $23,902 of other special charges. Restructuring charges included $1,427 related to discontinued operations. Special charges increased cost of sales $4,061, selling general and administrative expenses $4,343, other charges $3,850 and loss on discontinued operations $11,648 before income taxes. The restructuring charge consisted primarily of employee termination benefits related to closing a number of manufacturing and distribution facilities. At September 30, 1998, these facilities had been closed and involuntary termination benefits, which approximated amounts accrued, were paid. Voluntary termination benefits are discussed in Note 11 to the Consolidated Financial Statements. Special charges consisted primarily of in-process research and development expenses from three 1997 computer services business combinations and represented software development costs for which technological feasibility was not established and for which there was no alternative future use. The balance of restructuring and special charges represented the write-off of intangible assets associated with discontinued products in the automotive business and the write-off of impaired software licensed to customers and internal software which the company will no longer use. After income taxes, the combined charges reduced net income by $34,078 or $.41 per diluted earnings per common share. The income tax benefit on the combined charges represented a 30.8% effective income tax rate because not all of the charges were tax deductible.

4.  BUSINESS COMBINATIONS

The company purchased four businesses in fiscal year 1997 with annual sales of $271,000. All businesses were purchased with a combination of cash and stock as reported in the table titled Components of Purchase Prices. The issuance of capital stock was considered a noncash transaction for accounting purposes and was not included in the statements of cash flows. All business combinations were accounted for as purchases and the accounts of the acquired businesses were included in the company's financial statements since the dates of acquisition. In connection with these business combinations, the company recorded goodwill of $10,609 in 1997. This goodwill is being amortized on a straight-line basis over fifteen years. Under the terms of some of the purchase agreements, the company may be required to make additional payments, contingent on the sales and profitability of the business purchased. These payments, if made, will either be expensed in the period incurred or charged to goodwill. Contingent payments increased goodwill by $2,048 in 1999, $2,071 in 1998 and $3,728 in 1997.
Contingent payments may be made through 2006.

COMPONENTS OF PURCHASE PRICES


                                               1999           1998          1997
--------------------------------------------------------------------------------
Cash (net of cash and equivalents acquired)                 $  565      $142,022
Contingent payments
   Cash                                                        638         3,325
   Capital stock issued (1999 - 88 SHARES;
     1998 - 105 shares; 1997 - 44 shares)    $1,871          1,933         1,171
                                             ------         ------      --------

Totals                                       $1,871         $3,136      $146,518
                                             ======         ======      ========

5.  INCOME TAXES

PROVISION FOR INCOME TAXES

                                                                              1999           1998           1997
------------------------------------------------------------------------------------------------------------------
Current
   Federal                                                                   $61,594        $52,647        $49,959
   State and local                                                            10,718          9,663         13,095
   Foreign                                                                     2,081          1,076            647
Deferred                                                                       7,925         11,081          3,503
                                                                             -------        -------        -------
Provision for income taxes                                                   $82,318        $74,467        $67,204
                                                                             =======        =======        =======

Income taxes paid (net of refunds)                                           $64,903        $63,685        $60,101
                                                                             =======        =======        =======


RECONCILIATION OF INCOME TAX RATES

                                                      1999                      1998                    1997
                                              AMOUNT     PERCENT          Amount     Percent      Amount    Percent
-------------------------------------------------------------------------------------------------------------------
Statutory federal income taxes              $69,739       35.0%       $65,808       35.0%       $51,693      35.0%
State and local taxes less federal
   income tax effect                          8,266        4.2          8,409        4.5          8,733       5.9
Tax audit settlements                        (1,058)       (.5)        (4,910)      (2.6)
Goodwill amortization                         2,636        1.3          2,458        1.3          3,675       2.5
In-process research and development                                                               1,348        .9
Other                                         2,735        1.3          2,702        1.4          1,755       1.2
                                            -------       ----        -------       ----        -------      ----
Provision for income taxes                  $82,318       41.3%       $74,467       39.6%       $67,204      45.5%
                                            =======       ====        =======       ====        =======      ====

INFORMATION SYSTEMS DEFERRED INCOME TAX ASSETS (LIABILITIES)

                                                                                                 1999        1998
------------------------------------------------------------------------------------------------------------------
Deferred income tax assets
   Postretirement medical                                                                       $19,598    $18,421
   Pensions                                                                                      20,330     14,463
   Acquired net operating losses                                                                    863      3,400
   Software revenue recognition                                                                   4,572

   Capital losses                                                                                            2,011
   Other                                                                                         24,894     23,313
Deferred income tax liabilities
   Depreciation                                                                                  (9,340)    (2,611)
   Capital losses valuation allowance                                                                       (2,011)
   Other                                                                                        (16,660)   (13,501)
                                                                                                -------    -------
Totals                                                                                           44,257     43,485
Current                                                                                          24,150     17,483
                                                                                                -------    -------
Noncurrent                                                                                      $20,107    $26,002
                                                                                                =======    =======

The carryforward of net operating losses expires primarily in 2006.

6.  FINANCIAL SERVICES

INCOME STATEMENTS

                                                                               1999           1998         1997
------------------------------------------------------------------------------------------------------------------
Revenues                                                                      $38,674       $34,497      $30,383
                                                                              -------       -------      -------
Expenses
   Interest expense                                                            13,108        13,241       11,410
   Allowance for losses                                                         2,550         2,395        1,600
   General and administrative                                                   2,452         2,315        2,272
                                                                              -------       -------      -------
   Total expenses                                                              18,110        17,951       15,282
                                                                              -------       -------      -------
Income before income taxes                                                     20,564        16,546       15,101
Provision for income taxes                                                      7,999         6,642        5,972
                                                                              -------       -------      -------

Net income                                                                    $12,565       $ 9,904      $ 9,129
                                                                              =======       =======      =======

FINANCE RECEIVABLES

                                                                                              1999        1998
------------------------------------------------------------------------------------------------------------------
Product financing receivables                                                              $474,667     $458,501
Unguaranteed residual values                                                                 38,418       33,289
Allowance for losses                                                                         (6,581)      (4,540)
Unearned interest income                                                                    (82,855)     (81,327)
Other                                                                                         3,102        2,842
                                                                                           --------     --------
Totals                                                                                     $426,751     $408,765
                                                                                           ========     ========

As of September 30, 1999, product financing receivables due for each of the next five years were $163,921 in 2000, $128,607 in 2001, $95,491 in 2002, $61,410 in
2003 and $24,695 in 2004.

ALLOWANCE FOR LOSSES

                                                                                              1999         1998
------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                                   $4,540       $3,571
Provisions
   Financial services                                                                         2,550        2,395
   Information systems                                                                        2,005          135
Net losses                                                                                   (2,514)      (1,561)
                                                                                             ------       ------
Balance, end of year                                                                         $6,581       $4,540
                                                                                             ======       ======

7.  FINANCING ARRANGEMENTS

INFORMATION SYSTEMS

                                                                                            1999           1998
------------------------------------------------------------------------------------------------------------------
Short-term notes, weighted average interest rate
   of 7.3% at September 30, 1998                                                                             $ 777
                                                                                                             =====

Fixed rate notes, $100,000 face value, interest rate of 7.0%, maturing in 2007             $ 99,647       $ 99,598
Fixed rate notes, weighted average interest rate
   of 6.7%, maturing through 2003                                                            22,857         28,571
Variable rate notes, weighted average interest rate of 5.1% at September 30,
   1999 and 6.1% at September 30, 1998, maturing through 2001                                46,322         37,891
Capital lease obligation, weighted average interest rate of 6.7% at September 30, 1999
   and September 30, 1998, maturing through 2002                                              1,246          1,529
                                                                                           --------       --------
Totals                                                                                      170,072        167,589
Current portion                                                                               6,087          6,048
                                                                                           --------       --------
Long-term portion                                                                          $163,985       $161,541
                                                                                           ========       ========

Loan agreements limit consolidated indebtedness and require a minimum consolidated net worth. The fair values of Information Systems financing arrangements were $161,942 at September 30, 1999 and $169,562 at September 30, 1998. At September 30, 1999, debt maturities were $6,087 in 2000, $52,435 in 2001, $6,189 in 2002 and $5,714 in 2003. Interest paid was $13,250 in 1999,
$11,698 in 1998 and $7,620 in 1997.

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

                                                                                             Notional Amounts
                                                                         Notes            Swaps      Ceilings
-------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------

Variable rate instruments, maturing through 2004                        $124,659         $60,898
   Weighted average interest rate                                            5.8%
   Weighted average pay rate                                                                 5.9%
   Weighted average receive rate                                                             5.4%
Fixed rate notes, maturing through 2001                                   94,764
   Weighted average interest rate                                            6.2%
                                                                        --------         -------
Totals                                                                  $219,423         $60,898
                                                                        ========         =======

September 30, 1998

-------------------------------------------------------------------------------------------------------------
Variable rate instruments, maturing through 2002                       $  71,495         $32,246      $1,875
   Weighted average interest rate                                            6.0%
   Weighted average pay rate                                                                 5.6%
   Weighted average receive rate                                                             5.6%
   Weighted average ceiling interest rate                                                                7.7%
Fixed rate notes, maturing through 2001                                  139,066
   Weighted average interest rate                                            6.2%
                                                                        --------         -------      ------
Totals                                                                  $210,561         $32,246      $1,875
                                                                        ========         =======      ======


Loan agreements limit consolidated indebtedness and require a minimum consolidated net worth. The fair value of Financial Services debt was $218,246 and $211,563 at September 30, 1999 and 1998, respectively. At September 30, 1999, maturities of notes were $65,383 in 2000, $68,655 in 2001, $75,760 in
2002, $7,625 in 2003 and $2,000 in 2004. Interest paid was $13,262 in 1999,
$12,814 in 1998 and $11,178 in 1997.

At September 30, 1999, notional amount maturities of swap agreements were $19,057 in 2000, $17,716 in 2001, $14,500 in 2002, $7,625 in 2003 and $2,000 in
2004. The fair values of interest rate swap agreements were $(277) and $415 at September 30, 1999 and 1998, respectively. The fair values of interest rate ceiling agreements were $0 at September 30, 1998. The premiums paid for interest rate ceiling agreements are amortized to interest expense on a straight-line basis over the life of the agreement. Unamortized premium costs were $7 at September 30, 1998.

REVOLVING CREDIT AGREEMENTS

Information Systems and Financial Services share variable rate revolving credit agreements which total $150,000 and require commitment fees on unused credit. At September 30, 1999, available balances under these agreements were $103,740.

FAIR VALUES

Fair values of financial instruments are estimated based on quoted market prices for debt and interest rate management agreements with the same remaining maturities. The fair value of interest rate swap agreements represents the cost if existing agreements had been settled at September 30.

8.  CAPITAL STOCK

                                                                        1999               1998             1997
----------------------------------------------------------------------------------------------------------------
Preferred
   No par value
   Authorized shares                                                  60,000             60,000           60,000

Class A common
   No par value
   Authorized shares                                                 240,000            240,000          240,000
                                                                     =======            =======          =======
   Issued and outstanding shares
     Balance, beginning of year                                       77,757             78,986           80,961

     Issued                                                            1,519                644              447
     Repurchased                                                      (2,691)            (1,800)          (2,369)
     Retired                                                             (53)               (73)             (53)
                                                                     -------             ------           ------
     Balance, end of year                                             76,532             77,757           78,986
                                                                     =======             ======           ======

Class B common
   No par value
   Authorized shares                                                  40,000             40,000           40,000

   Issued and outstanding shares                                      20,000             20,000           20,000

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

The company repurchased Class A common shares for treasury at average prices of $20.69 in 1999, $19.77 in 1998 and $19.75 in 1997. The remaining balance of shares authorized for repurchase by the board of directors was 2,679 at September 30, 1999. Treasury shares at September 30 were 15,654 in 1999, 14,482 in 1998, and 13,327 in 1997.

9.  EMPLOYEE STOCK OPTION PLANS

The company's stock option plans award incentive stock options and/or nonqualified stock options to purchase Class A common shares to substantially all employees. Stock options are generally granted at a price equal to fair market value on the date of grant. During the three years ended September 30, 1999, only one grant of stock options was made at a price below fair market value. That nonqualified option grant was for 200 Class A common shares at an option price of $.01 per share. The company recognized $1,001 of compensation expense in fiscal year 1999. At September 30, 1999, options to purchase 2,560 additional Class A common shares were available for future awards to certain key employees. Under a broad-based stock option plan, the board of directors may award options at its discretion.


                                                                                              Weighted Average
                                                 Shares Under Option                      Option Prices Per Share
                                           1999           1998           1997          1999        1998         1997
--------------------------------------------------------------------------------------------------------------------
Outstanding
    Beginning of year                     10,615         8,788          7,605         $16.30      $14.97      $12.16
    Granted                                5,149         2,735          1,712          18.55       19.61       26.47
    Exercised                             (1,431)         (540)          (403)         11.33        7.56        8.00
    Canceled                                (658)         (368)          (126)         20.12       22.07       23.98
                                          ------        ------          -----
    End of year                           13,675        10,615          8,788          17.48       16.30       14.97
                                          ======        ======          =====
Exercisable at September 30                5,049         1,441          1,367          13.55       11.52        8.31
                                           =====         =====          =====

                                            Outstanding, September 30, 1999          Exercisable, September 30, 1999

                                                                        Weighted
                                                 Weighted Average        Average                           Weighted
Option                               Number of          Remaining         Option         Number of          Average
      PRICE RANGE                      Options      Life in Years          Price           Options     Option Price
--------------------------------------------------------------------------------------------------------------------
$  .01                                    200           9.6             $   .01
$ 1.64 - $14.07                         3,712           4.0               11.96            3,712           $11.96
$14.69 - $17.44                         4,388           7.7               16.88              926            15.66
$18.03 - $21.94                         3,806           8.9               20.96              217            20.12
$22.22 - $27.13                         1,569           7.4               25.99              194            26.50
                                        -----                                              -----
Totals                                 13,675           7.0               17.48            5,049            13.55
                                       ======                                              =====

The company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the valuation of stock options using option valuation models and the disclosure of the pro forma effect on earnings. The company valued its stock options using the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, such as expected stock price volatility, which can materially affect the fair value estimate. Because the company's stock options have characteristics significantly different from traded options, the fair value determined may not reflect the actual value of the company's stock options. The weighted average fair value of the company's stock options granted at fair market value was $4.91 in 1999, $6.05 in 1998 and $7.49 in 1997. The fair value of the company's stock options granted below fair market value was $23.04 in 1999. Had compensation expense been recognized using these fair values, the company's net income and diluted earnings per common share would have decreased by $8,152 or $.10 per share in 1999, $5,885 or $.07 per share in 1998 and $3,645 or $.04 per share in 1997.

OPTION VALUATION ASSUMPTIONS

                                                                        1999              1998           1997
-------------------------------------------------------------------------------------------------------------
Expected life in years                                                     5                 5             5
Dividend yield                                                           1.5%              1.4%         1.48%
Risk free interest rate                                                  4.3%              5.9%          6.4%
Volatility                                                                29%               28%           23%

10.  EARNINGS PER COMMON SHARE

Basic earnings per common share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Employee stock options to purchase 2,617, 2,956 and 1,234 of common stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

COMPUTATION OF BASIC AND DILUTED EPS

                                                                       1999               1998             1997

----------------------------------------------------------------------------------------------------------------
Income from continuing operations                                    $116,936           $113,556         $80,491
                                                                     ========           ========         =======

Average number of common shares outstanding
   (used to determine basic EPS)                                       78,254             79,451          81,462
Effect of employee stock options                                        2,086              1,695           2,561
                                                                      -------            -------         -------
Average number of common shares and equivalents
   outstanding (used to determine diluted EPS)                         80,340             81,146          84,023
                                                                       ======             ======          ======

11.  POSTRETIREMENT BENEFITS

PENSION EXPENSE


                                                                           1999             1998            1997
----------------------------------------------------------------------------------------------------------------
Net periodic pension cost
   Service cost                                                          $12,517         $ 8,927         $ 8,119
   Interest cost                                                          16,548          14,838          10,886
   Estimated return on plan assets                                       (14,863)        (12,629)         (9,395)
   Amortization of unrecognized transitional (liability) asset               147             129            (663)
   Amortization of prior service cost                                        239             268             313
   Recognized net acturial losses                                          2,131             628             982
   Plan administration                                                       813             730             729
   Special termination benefits                                            1,971                           8,430
                                                                         -------         -------         -------
   Net periodic pension cost                                              19,503          12,891          19,401
Defined contribution plans                                                 9,045           8,715           6,647
Multi-employer plans                                                         175             235             265
                                                                         -------         -------         -------

Totals                                                                   $28,723         $21,841         $26,313
                                                                         =======         =======         =======

Actuarial assumptions
   Discount rate                                                    6.0% - 6.75%     7.12% - 8.0%      7.25% - 8.0%
   Rate of compensation increase                                   3.75%  - 5.0%     3.75% - 5.0%      3.75% - 5.0%
   Expected long-term rate of return on assets                              9.0%             9.0%              9.0%
   Acturial cost method                                                                PROJECTED UNIT CREDIT
   Measurement period                                                                  JULY 1 - JUNE 30


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

The company expensed special termination benefits of $1,971 in 1999 in connection with the sale of the Healthcare Systems segment and $8,430 in 1997 in connection with a voluntary early retirement program. These benefits will be in addition to the employee's regular plan benefits and will be paid directly from company assets rather than plan assets.

The company sponsors defined contribution savings plans covering most domestic employees. Generally, contributions are funded monthly and represent 40% of the first 3% of compensation contributed to the plan by participating employees. The company also funds a discretionary contribution. Contributions for this portion of the plan are funded annually based on the company's return on equity and contributions are the same for each eligible employee. Forfeitures of nonvested discretionary contributions are used to reduce contributions required by the company.

FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                                                                   1999                     1998
----------------------------------------------------------------------------------------------------------------
Change in projected benefit obligation
   Projected benefit obligation, beginning of year                             $243,662                 $196,432
   Service cost                                                                  12,400                    8,941
   Interest cost                                                                 16,595                   14,724
   Actuarial (gains) losses                                                      (2,377)                  36,637
   Benefits paid                                                                 (9,602)                  (9,554)
   Plan settlement                                                               (3,476)
   Employee contributions                                                          (168)
   Plan merger                                                                      886
   Foreign currency translation                                                   1,576                   (3,518)
                                                                               --------                 --------
   Projected benefit obligation, end of year                                   $259,496                 $243,662
                                                                               ========                 ========

Change in plan assets
   Fair value of plan assets, beginning of year                                $174,578                 $148,467
   Actual return on plan assets                                                  21,629                   25,672
   Administrative expenses paid                                                    (639)                    (810)
   Employer contributions                                                         8,800                   13,832
   Plan settlement                                                               (3,720)
   Employee contributions                                                          (205)                      54
   Plan merger                                                                      886
   Benefits paid                                                                 (9,635)                  (8,713)
   Foreign currency translation                                                   1,712                   (3,924)
                                                                               --------                 --------
   Fair value of plan assets, end of year                                      $193,406                 $174,578
                                                                               ========                 ========

Net amount recognized
   Funded status                                                               $ 66,090                 $ 69,084
   Unrecognized transition obligation                                            (1,343)                  (1,628)
   Unrecognized prior service cost                                               (1,458)                  (1,753)
   Unrecognized net losses                                                      (23,590)                 (36,745)
   Multi-employer liability                                                         145                      154
   Minimum pension liability                                                     12,735                   12,385
                                                                               --------                 --------
   Net amount recognized                                                       $ 52,579                 $ 41,497
                                                                               ========                 ========

Minimum pension liability
   Intangible asset                                                            $  2,509                 $  3,000
   Deferred income tax benefit                                                    4,117                    3,777
   Accumulated other comprehensive income                                         6,109                    5,608
                                                                               --------                 --------
   Totals                                                                      $ 12,735                 $ 12,385
                                                                               ========                 ========
Actuarial assumptions
   Projected benefit obligation discount rate                                6.0% - 7.0%              7.0% - 7.25%
   Rate of compensation increase                                            3.75% - 5.0%            3.75% -   5.0%

At September 30, 1999 and 1998, about 44% and 47% of the plans' assets were invested in cash and equivalents, government bonds and investment grade corporate bonds. The balance of the plans' assets were invested in equities.

The company sponsors certain unfunded pension plans. These pension plans have accumulated benefit obligations exceeding plan assets. The projected benefit obligations were $53,387 and $49,511 at September 30, 1999 and 1998, respectively. The accumulated benefit obligations were $50,416 and $44,851 at September 30, 1999 and 1998, respectively.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

                                                                      1999                 1998               1997
------------------------------------------------------------------------------------------------------------------
Service cost                                                        $1,311               $1,129             $1,131
Interest cost                                                        3,635                3,456              3,265
Amortization of prior service cost                                    (110)                   2
Recognized net acturial losses                                         285
Special termination benefits                                                                                   731
                                                                    ------               ------             ------
Totals                                                              $5,121               $4,587             $5,127
                                                                    ======               ======             ======

Actuarial assumptions
   Discount rate                                                      6.75%                 7.0%              8.0%
   Healthcare cost trend rate through 2007                             6.0%                 6.0%              6.0%
   Healthcare cost trend rate thereafter                               5.0%                 5.0%              5.0%

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

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION

                                                                                           1999               1998
------------------------------------------------------------------------------------------------------------------
Change in projected benefit obligation
   Benefit obligation, beginning of year                                                $53,512            $44,284
   Service cost                                                                           1,311              1,129
   Interest cost                                                                          3,635              3,456
   Plan participants' contributions                                                         172                189
   Actuarial (gains) losses                                                              (5,150)             8,460
   Benefits paid                                                                         (2,591)            (2,581)
   Change in plan amendments                                                             (3,501)            (1,425)
                                                                                      ---------          ---------
   Benefit obligation, end of year                                                      $47,388            $53,512
                                                                                        =======            =======

Funded status of plans
   Net amount recognized                                                                $47,388            $53,512
   Unrecognized prior service cost                                                        4,816              1,425
   Unrecognized net losses                                                               (3,507)            (8,974)
                                                                                      ---------          ---------
   Accrued benefit cost                                                                 $48,697            $45,963
                                                                                        =======            =======

Acturial assumptions
   Discount rate                                                                            7.0%              7.0%
   Healthcare cost trend rate through 2007                                                  6.0%              6.0%
   Healthcare cost trend rate thereafter                                                    5.0%              5.0%

The effect of a 1% increase in the assumed healthcare cost trend rate would have increased the service and interest cost components of 1999 postretirement medical insurance by $202 and the September 30, 1999 accumulated benefit obligation by $2,641. Similiary, a 1% decrease would have decreased the components by $161 and the September 30, 1999 accumulated benefit obligation by $2,538.

12.  CASH FLOW STATEMENTS


                                                                        1999            1998          1997
-------------------------------------------------------------------------------------------------------------

INFORMATION SYSTEMS
Cash flows provided by (used for) operating activities
Net income                                                            $110,156        $ 93,203       $ 50,090
Adjustments to reconcile net income to net cash
  provided by operating activities
  Purchased in-process research and development costs                                                  14,850
  Depreciation and amortization                                         47,344          59,562         60,636
  Deferred income taxes                                                   (433)         (1,201)       (13,173)
  Deferred income taxes transferred to
    financial services                                                   5,507           5,361          4,001
  Loss (gain) on sales of assets                                        (6,664)           (627)         4,215
  Changes in operating assets and liabilities
    Accounts receivable                                                (13,305)        (33,074)        (9,216)
    Inventories                                                        (11,925)          9,537          8,525
    Prepaid expenses, intangible and other assets                       (2,180)          3,108          6,619
    Accounts payable                                                     3,746          11,473          3,197
    Accrued and other liabilities                                       12,842          (1,094)        19,581
                                                                      --------        --------       --------
Net cash provided by operating activities                             $145,088        $146,248       $149,325
                                                                      ========        ========       ========

FINANCIAL SERVICES

Cash flows provided by (used for) operating activities
Net income                                                            $ 12,565        $  9,904       $  9,129
Adjustments to reconcile net income to net cash
  provided by operating activities
  Deferred income taxes                                                  9,861          12,182         13,008
  Deferred income taxes transferred from
    information systems                                                 (5,507)         (5,361)        (4,001)
  Changes in receivables, other assets
    and other liabilities                                                2,661           2,757          1,739
                                                                      --------        --------       --------
Net cash provided by operating activities                             $ 19,580        $ 19,482       $ 19,875
                                                                      ========        ========       ========

13.  SEGMENT REPORTING

GEOGRAPHIC AREAS

The company provides integrated computer systems products and services and manufactures and distributes printed business forms and systems throughout the United States and Canada.


                                                                            1999            1998            1997
----------------------------------------------------------------------------------------------------------------
United States
   Net sales and revenues                                              $1,400,456     $1,326,454      $1,275,649
   Long-lived assets                                                      328,490        330,691         363,423

Canada
   Net sales and revenues                                                 172,670        166,507          74,939
   Long-lived assets                                                       18,300         17,821          19,240

Elimination of intersegment sales                                         (10,095)        (6,998)         (5,249)

Totals
   Net sales and revenues                                               1,563,031      1,485,963       1,345,339
   Long-lived assets                                                      346,790        348,512         382,663

BUSINESS SEGMENTS

The Automotive Group provides integrated computer systems products and services, along with printed business forms to the automotive market. The group's products include integrated software packages, computer hardware, related hardware and software installation and business forms. Services include customer training and consulting, hardware maintenance, software support and database management.

The Information Solutions Group manufactures and distributes printed business forms and systems, custom continuous and snap out forms, specialty printed products and provides forms management services to general business markets.

Financial Services provides financing for the company's computer systems products primarily to the automotive market.

Discontinued operations represents the company's Healthcare Systems segment that was sold in October 1998. See Note 2 to the Consolidated Financial Statements for additional information regarding this transaction.

                                                                             1999           1998            1997
----------------------------------------------------------------------------------------------------------------
Automotive
   Net sales and revenues
     Computer services                                                 $  439,427     $  375,467      $  325,770
     Business forms products                                              182,333        185,282         189,734
     Computer systems products                                            171,549        181,109         165,641
                                                                       ----------     ----------      ----------
     Total net sales and revenues                                         793,309        741,858         681,145
   Operating income                                                       161,438        160,858         125,245
   Total assets                                                           251,436        242,259         270,214
   Investments in equity method investees                                  31,908         36,096          38,375
   Depreciation and amortization                                           27,572         35,886          39,535
   Capital expenditures                                                    22,535         19,983          24,325

Information solutions
   Net sales and revenues
     Business forms products                                              686,585        670,007         593,699
     Services and computer systems products                                44,463         40,214          40,473
                                                                       ----------     ----------      ----------
     Total net sales and revenues                                         731,048        710,221         634,172
   Operating income                                                        52,848         42,198          40,021
   Total assets                                                           389,823        360,417         355,671
   Depreciation and amortization                                           16,465         15,017          13,819
   Capital expenditures                                                    18,426         10,659          16,983

Financial services
   Net sales and revenues                                                  38,674         34,497          30,383
   Operating income                                                        20,564         16,546          15,101
   Total assets                                                           427,591        411,159         373,175

Corporate
   Operating expenses                                                     (29,539)       (16,247)        (22,266)
   Total assets                                                           193,235        108,597          65,041
   Depreciation and amortization                                            2,961          2,265           1,695
   Capital expenditures                                                    13,411          2,234           5,155

Elimination of intersegment sales                                                           (613)           (361)

Discontinued operations
   Total assets                                                                           35,288          38,409
   Depreciation and amortization                                              346          6,394           5,587
   Capital expenditures                                                        14          1,390           1,244

Totals
   Net sales and revenues                                               1,563,031      1,485,963       1,345,339
   Operating income                                                       205,311        203,355         158,101
   Total assets                                                         1,262,085      1,157,720       1,102,510
   Depreciation and amortization                                           47,344         59,562          60,636
   Capital expenditures                                                    54,386         34,266          47,707

14.  CONTINGENCY

The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During fiscal year 1996, an agreement was reached whereby the state of Connecticut will contribute $8,000 towards remediation costs. Preliminary remediation continued during fiscal year 1999 utilizing Connecticut's contribution. The company believes that the reasonably foreseeable resolution will not have a material adverse effect on the financial statements.

15.  ACCOUNTING STANDARDS

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs associated with developing or obtaining internal use software should be capitalized. Capitalized costs are then amortized over their useful life. This statement is effective for fiscal years beginning after December 15, 1998. The company does not expect the adoption of this statement to have a material effect because the company was already capitalizing certain costs related to internal use software.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Gains or losses resulting from changes in fair values of derivatives are recorded either as a separate component of shareholders' equity or in the income statement depending upon whether the instruments meet the criteria for hedge accounting. This statement is effective for all fiscal quarters for fiscal years beginning after June 15, 2000 (fiscal year 2001 as to the company). The company has not yet determined the effect of this pronouncement.

16.  SUBSEQUENT EVENTS

In August 1999, the board of directors approved the construction of a new office building near Dayton, Ohio. In October 1999, the company began site excavation. The building is expected to be completed in 2002 at an estimated cost of about $45,000.

On October 1, 1999, the company purchased substantially all net assets of Sterling Direct Inc. for $22,500 of cash. Sterling, a privately-owned provider of turnkey direct marketing services, has annual sales of about $28,000.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         First            Second            Third          Fourth
                                                        Quarter           Quarter          Quarter         Quarter
------------------------------------------------------------------------------------------------------------------
1999
------------------------------------------------------------------------------------------------------------------
Net sales and revenues
   Information systems                                  $346,180         $382,362         $391,137       $404,678
   Financial services                                      9,370            9,732            9,942          9,630
                                                        --------         --------         --------       --------
   Totals                                               $355,550         $392,094         $401,079       $414,308
                                                        ========         ========         ========       ========

Gross profit                                            $155,577         $176,768         $183,510       $188,743

Income from continuing operations                        $23,081          $30,429          $31,257        $32,169
   Basic earnings per common share                          $.29             $.39             $.40           $.41
   Diluted earnings per common share                        $.29             $.38             $.39           $.40

Net income                                               $28,866          $30,429          $31,257        $32,169
   Basic earnings per common share                          $.37             $.39             $.40           $.41
   Diluted earnings per common share                        $.36             $.38             $.39           $.40

Cash dividends declared per share
   Class A common                                           $.10             $.10             $.10           $.10
   Class B common                                          $.005            $.005            $.005          $.005

Closing market prices of Class A common shares
   High                                                   $22.94           $23.25           $23.44         $25.13
   Low                                                    $16.50           $17.75           $18.31         $20.38

1998
-----------------------------------------------------------------------------------------------------------------

Net sales and revenues
   Information systems                                  $349,721         $364,986         $362,443       $374,316
   Financial services                                      8,097            8,570            8,788          9,042
                                                        --------         --------         --------       --------
   Totals                                               $357,818         $373,556         $371,231       $383,358
                                                        ========         ========         ========       ========

Gross profit                                            $156,197         $164,413         $160,464       $170,872

Income from continuing operations                        $26,148          $28,819          $28,171        $30,418
   Basic earnings per common share                          $.33             $.36             $.35           $.39
   Diluted earnings per common share                        $.32             $.35             $.35           $.38

Net income                                               $23,748          $26,360          $26,049        $26,950
   Basic earnings per common share                          $.30             $.33             $.33           $.34
   Diluted earnings per common share                        $.29             $.32             $.32           $.34

Cash dividends declared per share
   Class A common                                           $.09             $.09             $.09           $.09
   Class B common                                         $.0045           $.0045           $.0045         $.0045

Closing market prices of Class A common shares
   High                                                   $21.00           $22.25           $23.88         $18.50
   Low                                                    $17.00           $17.69           $16.88         $12.63


                                                        VALUATION ACCOUNTS
                                      FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
                                                      (Dollars in Thousands)

--------------------------------------------------- ------------------------------- ------------------------------ ----------------
Column A                                Column B                 Column C                      Column D                Column E
                                                         -------Additions-------       -------Deductions-------
                                        Balance          Charged
                                           at           to Costs            Other     Write-offs         Other          Balance
                                       Beginning           and                          Net of                          At End
Description                             of Year         Expenses             (a)      Recoveries          (b)           Of Year
--------------------------------------------------- ------------------ ------------ ---------------- ------------- ----------------
Valuation Accounts - Deducted From Assets to Which They Apply

INFORMATION SYSTEMS
Reserves for accounts receivable:
    Year ended September 30, 1999        6,781            2,746             (865)        2,736           967              4,959
    Year ended September 30, 1998        7,652            3,303             (612)        3,562             0              6,781
    Year ended September 30, 1997        5,744            3,960              476         2,528             0              7,652

Reserves for inventory:
    Year ended September 30, 1999        6,054            1,305               89         2,840           221              4,387
    Year ended September 30, 1998        6,809            2,129             (258)        2,626             0              6,054
    Year ended September 30, 1997        7,000            2,402            2,368         4,961             0              6,809

Reserves for notes receivable:
    Year ended September 30, 1999           36                0                0             0             0                 36
    Year ended September 30, 1998          235                0                0           199             0                 36
    Year ended September 30, 1997          629               57             (336)          115             0                235

FINANCIAL SERVICES
Reserves for finance receivables:
    Year ended September 30, 1999        4,540            2,550            2,005         2,514             0              6,581
    Year ended September 30, 1998        3,571            2,395              550         1,976             0              4,540
    Year ended September 30, 1997        3,314            1,600              336         1,679             0              3,571


(a) Includes adjustments from translation of foreign currency to United States dollars, the effects of acquisitions of business and transfers between reserves.
(b)  Includes adjustments for disposal of businesses.