Form 10-Q
period 1999-12-31
REYNOLDS & REYNOLDS CO
filed 2000-02-14
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

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

                                 (937) 485-2000
                                 (Telephone No.)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___
     ----

On February 9, 2000, 76,277,640 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS



                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three Months Ended December 31, 1999 and 1998                                             3

              Condensed Consolidated Balance Sheets
              As of December 31, 1999 and September 30, 1999                                                    4

              Condensed Statements of Consolidated Cash Flows
              For the Three Months Ended December 31, 1999 and 1998                                             5

              Notes to Condensed Consolidated Financial Statements                                              6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three Months Ended December 31, 1999 and 1998                                             9


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                                 14


SIGNATURES                                                                                                     15

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                      (In thousands except per share data)



                                                          1999         1998
                                                       ---------    ---------
Net Sales and Revenues
    Information systems
        Products                                       $ 268,675    $ 233,524
        Services                                         139,577      112,656
                                                       ---------    ---------
        Total information systems                        408,252      346,180
    Financial services                                     9,764        9,370
                                                       ---------    ---------
    Total net sales and revenues                         418,016      355,550
                                                       ---------    ---------

Costs and Expenses
    Information systems
        Cost of sales
            Products                                     163,958      147,948
            Services                                      54,222       42,655
                                                       ---------    ---------
            Total cost of sales                          218,180      190,603
        Selling, general and administrative expenses     139,576      118,759
    Financial services                                     4,849        4,535
                                                       ---------    ---------
    Total costs and expenses                             362,605      313,897
                                                       ---------    ---------

Operating Income                                          55,411       41,653
                                                       ---------    ---------

Other Charges (Income)
    Interest expense                                       2,926        3,336
    Interest income                                       (1,304)      (1,418)
    Other                                                    593          131
                                                       ---------    ---------
    Total other charges                                    2,215        2,049
                                                       ---------    ---------

Income Before Income Taxes                                53,196       39,604
Provision for Income Taxes                                21,896       16,523
                                                       ---------    ---------
Income From Continuing Operations                         31,300       23,081
Discontinued Operations                                        0        5,785
                                                       ---------    ---------
Net Income                                             $  31,300    $  28,866
                                                       =========    =========

Basic Earnings Per Common Share
    Income From Continuing Operations                  $    0.41    $    0.29
    Discontinued Operations                            $    0.00    $    0.07
    Net Income                                         $    0.41    $    0.37
    Average Number of Common Shares Outstanding           77,156       78,613

Diluted Earnings Per Common Share
    Income From Continuing Operations                  $    0.40    $    0.29
    Discontinued Operations                            $    0.00    $    0.07
    Net Income                                         $    0.40    $    0.36
    Average Number of Common Shares Outstanding           78,783       80,499

Cash Dividends Declared Per Common Share               $    0.11    $    0.10

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
                                 (In thousands)


                                                                    12/31/99       9/30/99
                                                                  -----------    -----------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                          $    68,280    $   103,595
    Accounts receivable                                               247,083        244,029
    Inventories                                                        86,762         76,695
    Other current assets                                               41,924         43,278
                                                                  -----------    -----------
    Total current assets                                              444,049        467,597
Property, Plant and Equipment, less accumulated depreciation of
    $231,556 at 12/31/99 and $224,741 at 9/30/99                      199,586        187,774
Goodwill                                                               85,763         65,811
Other Intangible Assets                                                28,776         23,115
Other Assets                                                           91,890         90,197
                                                                  -----------    -----------
Total Information Systems Assets                                      850,064        834,494
                                                                  -----------    -----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                   419,776        426,751
Cash and Other Assets                                                     589            840
                                                                  -----------    -----------
Total Financial Services Assets                                       420,365        427,591
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 1,270,429    $ 1,262,085
                                                                  ===========    ===========

INFORMATION SYSTEMS LIABILITIES
Current Liabilities                                               $   213,132    $   211,959
Long-Term Debt                                                        164,682        163,985
Other Liabilities                                                      94,926         93,637
                                                                  -----------    -----------
Total Information Systems Liabilities                                 472,740        469,581
                                                                  -----------    -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                         216,343        219,423
Other Liabilities                                                     113,327        109,646
                                                                  -----------    -----------
Total Financial Services Liabilities                                  329,670        329,069
                                                                  -----------    -----------

SHAREHOLDERS' EQUITY
Capital Stock                                                          79,416         79,223
Other Comprehensive Income                                             (9,080)        (9,448)
Retained Earnings                                                     397,683        393,660
                                                                  -----------    -----------
Total Shareholders' Equity                                            468,019        463,435
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,270,429    $ 1,262,085
                                                                  ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (In thousands)


                                                                     1999         1998
                                                                  ---------    ---------
INFORMATION SYSTEMS
Cash Flows Provided By Operating Activities                       $  34,060    $  22,157
                                                                  ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                           (26,145)
    Capital expenditures                                            (22,555)      (8,716)
    Net proceeds from asset sales                                     2,350       44,072
    Capitalization of software licensed to customers                 (5,297)      (5,033)
    Repayments from (advances to) financial services                  3,170        1,161
                                                                  ---------    ---------
    Net cash flows provided by (used for)  investing activities     (48,477)      31,484
                                                                  ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                               781        1,775
    Principal payments on debt                                       (3,287)         (83)
    Capital stock issued                                              1,125        4,836
    Capital stock repurchased                                       (19,885)     (18,756)
                                                                  ---------    ---------
    Net cash flows used for financing activities                    (21,266)     (12,228)
                                                                  ---------    ---------

Effect of Exchange Rate Changes on Cash                                 368           20
                                                                  ---------    ---------

Increase (Decrease) in Cash and Equivalents                         (35,315)      41,433
Cash and Equivalents, Beginning of Period                           103,595       39,980
                                                                  ---------    ---------
Cash and Equivalents, End of Period                               $  68,280    $  81,413
                                                                  =========    =========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                       $   6,957    $   5,865
                                                                  ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                  (33,747)     (36,549)
    Collections on finance receivables                               32,725       30,230
                                                                  ---------    ---------
    Net cash flows used for investing activities                     (1,022)      (6,319)
                                                                  ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                            26,512       14,625
    Principal payments on debt                                      (29,592)     (14,563)
    Advances from (repayments to) information systems                (3,170)      (1,161)
                                                                  ---------    ---------
    Net cash flows used for financing activities                     (6,250)      (1,099)
                                                                  ---------    ---------

Decrease in Cash and Equivalents                                       (315)      (1,553)
Cash and Equivalents, Beginning of Period                               675        2,102
                                                                  ---------    ---------
Cash and Equivalents, End of Period                               $     360    $     549
                                                                  =========    =========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 1999 is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  INVENTORIES
                                 12/31/99        9/30/99
                               ------------    ------------
Finished Products              $     71,482    $     63,647
Work In Process                       6,345           6,033
Raw Materials                         8,935           7,015
                               ------------    ------------
Total Inventories              $     86,762    $     76,695
                               ============    ============

(3)  COMPREHENSIVE INCOME
                                       1999            1998
                               ------------    ------------
Net Income                     $     31,300    $     28,866
Foreign Currency Translation            368              20
                               ------------    ------------
Comprehensive Income           $     31,668    $     28,886
                               ============    ============

(4)  BUSINESS COMBINATIONS
On October 1, 1999, the company purchased substantially all net assets of Sterling Direct, Inc. for $26,145 of cash. Sterling Direct, a provider of direct marketing services located in St. Louis, has annual revenues of about $28,000. This business combination was accounted for as a purchase and the accounts of Sterling Direct were included in the financial statements since the acquisition date. In connection with this business combination the company recorded goodwill of $23,027 (based on preliminary allocation of the purchase price), which is being amortized on a straight-line basis over 10 years.

(5)  ACCOUNTING CHANGE
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Group's computer systems products revenues $15,736, gross profit $10,480, operating income $9,992 and net income $5,835 or $.07 per diluted share during the three months ended December 31, 1998.

(6)  DISCONTINUED OPERATIONS
On October 23, 1998, the company sold essentially all net assets of its Healthcare Systems segment to InfoCure Corporation and recorded a gain on the sale of $5,785 or $.07 per diluted share in the first quarter of fiscal year 1999.

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


(8)  BUSINESS SEGMENTS
                                                1999          1998
                                             ----------    ----------
AUTOMOTIVE
Net Sales and Revenues
    Computer Services                        $  119,631    $  103,297
    Computer Systems Products                    46,362        28,359
    Business Forms Products                      43,999        43,617
                                             ----------    ----------
    Total Net Sales and Revenues             $  209,992    $  175,273
Operating Income                             $   46,544    $   31,390

INFORMATION SOLUTIONS
Net Sales and Revenues
    Business Forms Products                  $  178,062    $  160,578
    Services and Computer Systems Products       20,198        10,329
                                             ----------    ----------
    Total Net Sales and Revenues             $  198,260    $  170,907
Operating Income                             $   10,821    $    9,402

FINANCIAL SERVICES
Net Sales and Revenues                       $    9,764    $    9,370
Operating Income                             $    4,915    $    4,835

CORPORATE                                    ($   6,869)   ($   3,974)

TOTALS
Net Sales and Revenues                       $  418,016    $  355,550
Operating Income                             $   55,411    $   41,653

                                              12/31/99       9/30/99
                                             ----------    ----------
ASSETS
Automotive                                   $  311,702    $  251,436
Information Solutions                           386,184       389,823
Financial Services                              420,365       427,591
Corporate                                       152,178       193,235
                                             ----------    ----------
Total Assets                                 $1,270,429    $1,262,085
                                             ==========    ==========

(9)  CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.

                                                               1999        1998
                                                             --------    --------
INFORMATION SYSTEMS
Net Income                                                   $ 28,355    $ 25,982
Depreciation and Amortization                                  13,122      11,917
Deferred Income Taxes                                           1,211        (582)
Deferred Income Taxes Transferred to Financial Services           529         389
Losses (Gains) on Sales of Assets                                   7      (6,919)
Changes in Operating Assets and Liabilities
    Accounts Receivable                                        11,815      14,176
    Inventories                                                (9,655)     (3,518)
    Prepaid Expenses and Other Current Assets                     731      (2,299)
    Intangible and Other Assets                                (2,410)      2,432
    Accounts Payable                                           (3,993)    (12,635)
    Accrued Liabilities                                        (6,954)     (1,143)
    Other Liabilities                                           1,302      (5,643)
                                                             --------    --------
Net Cash Provided by Operating Activities                    $ 34,060    $ 22,157
                                                             ========    ========

FINANCIAL SERVICES
Net Income                                                   $  2,945    $  2,884
Deferred Income Taxes                                           2,663       1,464
Deferred Income Taxes Transferred from Information Systems       (529)       (389)
Changes in Receivables, Other Assets and Other Liabilities      1,878       1,906
                                                             --------    --------
Net Cash Provided by Operating Activities                    $  6,957    $  5,865
                                                             ========    ========


(10)  SUBSEQUENT EVENT

On February 8, 2000, the company, the Dealer Services and Claims Solutions Groups of Automatic Data Processing, Inc. and CCC Information Services, Inc. announced plans to form an independent company that will develop an electronic parts network for the automotive parts market. This transaction, subject to regulatory approval and the execution of definitive agreements, is expected to close by the end of March 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                      (In thousands except per share data)


SIGNIFICANT EVENTS
BUSINESS COMBINATIONS
On October 1, 1999, the company purchased substantially all net assets of Sterling Direct, Inc. for $26,145 of cash. Sterling Direct, a provider of direct marketing services located in St. Louis, has annual revenues of about $28,000. Sterling Direct provides a full range of direct marketing services from strategic marketing program development to output management and campaign analysis and reporting. Sterling Direct also provides database management services, custom programming, telemarketing and billing statement services.

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

ACCOUNTING CHANGE
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Group's computer systems products revenues $15,736, gross profit $10,480, operating income $9,992 and net income $5,835 or $.07 per diluted share during the first quarter of fiscal year 1999.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                      1999       1998      Change       % Change
                                                    --------   --------   --------      --------

Net Sales and Revenues                              $418,016   $355,550   $ 62,466          18%
Gross Profit                                        $190,072   $155,577   $ 34,495          22%
Operating Income                                    $ 55,411   $ 41,653   $ 13,758          33%
Income From Continuing Operations                   $ 31,300   $ 23,081   $  8,219          36%
Discontinued Operations                             $      0   $  5,785   ($ 5,785)
Net Income                                          $ 31,300   $ 28,866   $  2,434           8%
Earnings Per Common Share (Diluted)                 $   0.40   $   0.36   $   0.04          11%

EXCLUDING EFFECT OF LAST YEAR'S ACCOUNTING CHANGE
Net Sales and Revenues                              $418,016   $371,286   $ 46,730          13%
Gross Profit                                        $190,072   $166,056   $ 24,016          14%
Operating Income                                    $ 55,411   $ 51,645   $  3,766           7%
Income From Continuing Operations                   $ 31,300   $ 28,906   $  2,394           8%

First quarter's consolidated revenues of $418,016 were the highest quarterly total in the company's history. Automotive's revenues grew 20% over last year (10% adjusting for last year's accounting change) and Information Solutions sales increased 16%. Excluding the effect of the Sterling business combination, Information Solutions sales grew 12% representing the highest internal growth rate in the Group's history.

The consolidated gross profit percentage was 46.6% of revenues (excluding financial services revenues) in the first quarter compared to last year's 44.9%. Gross profit margins increased over last year in Automotive overcoming a slight decline in Information Solutions gross profit margins.

Consolidated operating income was 13.3% of revenues for the first quarter versus 11.7% last year (13.9% excluding last year's accounting change). Operating margins increased slightly for Automotive and were the same as last year for Information Solutions. Excluding last year's accounting change, consolidated operating margins declined from last year primarily because of the company's investments in an enterprise resource planning (ERP) system and new product development. The company's research and development (R&D) expenses increased 39% to about $17,000 from about $12,000 last year. The company expects R&D expenses to continue to exceed last year's throughout the balance of fiscal year 2000.

Net income grew 8% over last year and earnings per share increased 11%. Last year's net income included the negative effect of the accounting change which was essentially offset by the gain on the sale of the Healthcare Systems segment. Earnings per share increased faster than net income reflecting the effect of the company's share repurchase program. Annualized return on average shareholders' equity was 25.0%, compared to 22.7% at December 31, 1998.

AUTOMOTIVE
                                                        1999           1998           Change        % Change
                                                    -------------  --------------  -------------  --------------
Net Sales and Revenues
    Computer Services                                   $119,631        $103,297        $16,334             16%
    Computer Systems Products                           $ 46,362        $ 28,359        $18,003             63%
    Business Forms                                      $ 43,999        $ 43,617        $   382              1%
                                                    -------------  --------------  -------------
    Total Net Sales and Revenues                        $209,992        $175,273        $34,719             20%
Gross Profit                                            $120,100        $ 93,652        $26,448             28%
    Gross Margin                                            57.2%           53.4%
SG&A Expenses                                           $ 73,556        $ 62,262        $11,294             18%
    % of Revenues                                           35.0%           35.5%
Operating Income                                        $ 46,544        $ 31,390        $15,154             48%
    Operating Margin                                        22.2%           17.9%

EXCLUDING EFFECT OF LAST YEAR'S ACCOUNTING CHANGE
Net Sales and Revenues
    Computer Services                                   $119,631        $103,297        $16,334             16%
    Computer Systems Products                           $ 46,362        $ 44,095        $ 2,267              5%
    Business Forms                                      $ 43,999        $ 43,617        $   382              1%
                                                    -------------  --------------  -------------
    Total Net Sales and Revenues                        $209,992        $191,009        $18,983             10%
Gross Profit                                            $120,100        $104,131        $15,969             15%
    Gross Margin                                           57.2%           54.5%
SG&A Expenses                                           $ 73,556        $ 62,749        $10,807             17%
    % of Revenues                                          35.0%           32.8%
Operating Income                                        $ 46,544        $ 41,382        $ 5,162             12%
    Operating Margin                                       22.2%           21.7%

Automotive's revenues increased for the first quarter primarily because of continued strong growth in computer services revenues. Computer services revenues, comprised predominately of recurring maintenance and support revenues, increased 16% for the quarter primarily because of the increased number of ERA software applications supported and the growth of newer service offerings. Computer systems products sales increased modestly (excluding the effect of the accounting change) as higher sales of ERA and laser printing products overcame a decline in sales of electronic parts catalogs (EPC). EPC sales were unusually high last year as systems were converted to year 2000 compliant versions of the product. ERA sales increased as this year's sales mix included larger systems and overcame a decline in the number of units. Last year's ERA revenues included many smaller systems sales which replace older products that were not being made year 2000 compliant. Laser revenues, while still relatively small, continued to grow at a rapid rate. Automotive business forms sales increased slightly in spite of the technology shift to laser printing. (The company includes its laser printing equipment and support revenues in computer systems products and services, and related forms and supplies sales in business forms products.) Included in computer services and products revenues were e-business and customer relationship management

(CRM) revenues of $16,288, up 60% over last year. During the first quarter of fiscal year 2000, new orders for computer systems products declined from last year resulting in lower computer systems order backlogs. Second quarter sales of computer systems products will be largely unaffected by this decline because those sales will consist primarily of systems shipped in the first quarter and installed during the second quarter.

Automotive gross profit margins increased over last year primarily as a result of the growth in higher margin computer services revenues and also because of improved gross profit margins on computer systems products. Computer systems products gross profit margins improved primarily because last year included a higher number of smaller lower margin systems sales. Gross profit margins on Automotive business forms continued to be strong.

Operating margins increased to 22.2% for the first quarter, compared to 21.7% last year (excluding the effect of the accounting change) because of higher gross profit margins. SG&A expenses, as a percentage of revenues, increased over last year primarily because of the increased research and development expenses for new product development.

INFORMATION SOLUTIONS
                           1999        1998       Change     % Change
                         --------    --------    --------    --------
Net Sales and Revenues   $198,260    $170,907    $ 27,353         16%
Gross Profit             $ 69,972    $ 61,925    $  8,047         13%
    Gross Margin             35.3%       36.2%
SG&A Expenses            $ 59,151    $ 52,523    $  6,628         13%
    % of revenues            29.8%       30.7%
Operating Income         $ 10,821    $  9,402    $  1,419         15%
    Operating Margin          5.5%        5.5%

Information solutions sales were higher than any prior quarter's and included sales from the Sterling Direct business combination. Excluding Sterling's sales, revenues increased 12% marking the first quarter in the Group's history that internal sales growth exceeded 10%. The higher revenue growth resulted from increased volume and reflected sales growth in several large new accounts. Directionally, sales prices were slightly higher than last year, reflecting higher paper costs. Information solutions sales included e-business and CRM revenues of $17,629, double last year's. Sterling sales were included with e-business and CRM revenues.

Gross profit margins declined from last year because of the initial negative margin impact of several large new accounts. Higher paper costs were a slight negative to gross margin versus last year.

Information Solutions operating margins were essentially the same as last year as lower SG&A expenses, as a percentage of revenues, offset the gross margin decline. SG&A expenses declined, as a percentage of revenues, even as research and development expenses increased. Operating margins declined as compared to the fourth quarter's 7.8% because of the initial negative margin impact of several large new accounts. The profitability of these new accounts is expected to improve over time.

FINANCIAL SERVICES
                           1999         1998       Change       % Change
                        ----------  -----------   ---------  ------------
Net Sales and Revenues     $9,764       $9,370        $394            4%
Operating Income           $4,915       $4,835        $ 80            2%
    Operating Margin         50.3%        51.6%

Average finance receivables increased 5% over last year because of higher automotive computer systems products sales. Financial Services revenues grew primarily because of interest earned on the higher receivables balances. Average interest rates were slightly higher than last year.

Financial Services' interest rate spread remained strong at 3.4%, the same as last year. Bad debt expenses were $712 in the first quarter, compared to $650 last year.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first three months of fiscal year 2000, the company did not enter into any new interest rate management agreements.


LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Information systems continued to provide strong cash flow from operating activities during the first three months of the fiscal year. Operating cash flows were $34,060 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures of $22,555. During the first three months of the fiscal year the company also capitalized $5,297 of software licensed to customers, representing primarily internal capitalization. Capital expenditures in the ordinary course of business are anticipated to be about $65,000 to $70,000 in fiscal year 2000. In October 1999, the company purchased the assets of Sterling Direct for $26,145 of cash.

Financial services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 26.7% at December 31, 1999 and 26.8% at September 30, 1999. Remaining credit available under existing revolving credit agreements was $110,958 at December 31, 1999. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 2000 normal operations.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. These cash flows resulted primarily from income, of which Automotive generates about 80 percent of the total. Automotive's strong cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund Financial Services' receivables and business combinations. In fiscal year 1997, the company filed a shelf registration statement with the SEC whereby the company can issue up to $300,000 of notes. Through December 31, 1999, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond fiscal year 2000.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of February 9, 2000, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. In November 1999, the company's board of directors raised the quarterly dividend 10% to $.11 per Class A common share. The company has increased cash dividends per share every year since 1989 and paid dividends every year since the company's initial public offering in 1961.

The company has conducted an active share repurchase program during recent years to provide additional returns to shareholders. During the first three months of fiscal year 2000, the company repurchased 1,000 Class A common shares for $19,885 ($19.88 per share). As of December 31, 1999 the company could repurchase an additional 1,679 Class A common shares under existing board of directors' authorizations.

YEAR 2000 COMPLIANCE
STATE OF READINESS
The company assessed potential year 2000 effects on its internal computer systems, computer systems provided to customers and other non-information technology systems. The assessment included not only the company's systems, but also systems of outside parties such as key suppliers and business partners. Detailed plans were prepared to address year 2000 issues. These plans covered software applications, operating systems, hardware and embedded technology in other equipment. The plans called for a determination of whether effected systems should be modified, replaced or retired. Management reviews progress against these plans with the Audit Committee of the Board of Directors at its regularly scheduled meetings.

As of February 9, 2000, the company has not experienced any significant issues as a result of the calendar changeover to year 2000. While the company has taken significant actions to help ensure that its systems will be able to process and store dates after January 1, 2000, no amount of testing or contractual assurances will guarantee that errors or systems failures will not occur.

COSTS
The company's year 2000 efforts have been undertaken largely with existing personnel. In some instances, consultants were engaged to perform specific services. During the first quarter of fiscal year 2000, the company's year 2000 compliance expenses were about $600, bringing the total project to-date cost to about $14,400. Management believes that remaining costs for year 2000 compliance will not be material, however, there can be no assurance that the company will not incur unanticipated costs, which could have a material adverse effect on the company's financial statements.

RISKS
Management believes that the reasonably likely worst case scenario, with respect to year 2000 issues, is the failure of a supplier (including energy or communications suppliers) to be year 2000 qualified. Such a failure could temporarily interrupt the supply of needed products or services to the company or its customers, which could effect the company's ability to deliver products and services and have a material adverse effect on the company's financial statements. As of February 9, 2000, the company has not experienced any such failures.

CONTINGENCY PLANS
In addition to the year 2000 remediation efforts, the company also focused on year 2000 contingency planning. Through a customer-oriented risk assessment process, the company identified areas where contingency strategies needed to be developed. Detailed contingency plans were completed and tested as of December 31, 1999 and remain available to implement should unanticipated circumstances arise.


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

Because fixed rate finance receivables are directionally funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations in Canada, which accounted for 12% of net sales and revenues for the three months ended December 31, 1999. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At December 31, 1999, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at December 31, 1999, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS
Certain statements in this Management's Discussion and Analysis of the Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management's judgment, beliefs, current trends and market conditions. Forward-looking statements made by the company may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. The company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See also the discussion of factors that may affect future results contained in the company's Current Report on Form 8-K filed with the SEC on February 9, 2000, which we incorporate herein by reference.


                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27 Financial Data Schedules

                  (b)      Reports on Form 8-K

                           On February 9, 2000 the company filed a report on Form 8-K disclosing certain factors that may affect future results of the company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE REYNOLDS AND REYNOLDS COMPANY




Date  February 10, 2000                     /s/ David R. Holmes
     -------------------------------        -------------------
                                            David R. Holmes
                                            Chairman of the Board
                                            and Chief Executive Officer



Date  February 10, 2000                     /s/ Dale L. Medford
     -------------------------------        -------------------
                                            Dale L. Medford
                                            Corporate Vice President, Finance
                                            and Chief Financial Officer