Form 10-Q
period 2000-03-31
REYNOLDS & REYNOLDS CO
filed 2000-05-15
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

Yes   X    No ___
     ----

On May 10, 2000, 76,594,027 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Consolidated Income

         For the Three and Six Months Ended March 31, 2000 and 1999         3

         Condensed Consolidated Balance Sheets
         As of March 31, 2000 and September 30, 1999                        4

         Condensed Statements of Consolidated Cash Flows
         For the Six Months Ended March 31, 2000 and 1999                   5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         For the Three and Six Months Ended March 31, 2000 and 1999         9


PART II. OTHER INFORMATION

Item 4.  Results of Votes of Security Holders                               14

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15


         SIGNATURES                                                         16

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                      (In thousands except per share data)

                                                                        THREE MONTHS                  SIX MONTHS
                                                                     2000         1999            2000         1999
                                                                  -----------  ------------    -----------  ------------
Net Sales and Revenues
    Information systems
        Products                                                    $272,845      $266,224       $541,520      $499,748
        Services                                                     144,348       116,138        283,925       228,794
                                                                  -----------  ------------    -----------  ------------
        Total information systems                                    417,193       382,362        825,445       728,542
    Financial services                                                10,515         9,732         20,279        19,102
                                                                  -----------  ------------    -----------  ------------
    Total net sales and revenues                                     427,708       392,094        845,724       747,644
                                                                  -----------  ------------    -----------  ------------
Costs and Expenses
    Information systems
        Cost of sales
            Products                                                 167,139       161,210        331,097       309,158
            Services                                                  57,734        44,384        111,956        87,039
                                                                  -----------  ------------    -----------  ------------
            Total cost of sales                                      224,873       205,594        443,053       396,197
        Selling, general and administrative expenses                 140,768       127,856        280,344       246,615
    Financial services                                                 4,646         4,393          9,495         8,928
                                                                  -----------  ------------    -----------  ------------
    Total costs and expenses                                         370,287       337,843        732,892       651,740
                                                                  -----------  ------------    -----------  ------------
Operating Income                                                      57,421        54,251        112,832        95,904
                                                                  -----------  ------------    -----------  ------------
Other Charges (Income)
    Interest expense                                                   2,753         3,304          5,679         6,640
    Interest income                                                   (1,211)       (1,522)        (2,515)       (2,940)
    Other                                                                (16)          388            577           519
                                                                  -----------  ------------    -----------  ------------
    Total other charges                                                1,526         2,170          3,741         4,219
                                                                  -----------  ------------    -----------  ------------
Income Before Income Taxes                                            55,895        52,081        109,091        91,685
Provision for Income Taxes                                            22,927        21,652         44,823        38,175
                                                                  -----------  ------------    -----------  ------------
Income From Continuing Operations                                     32,968        30,429         64,268        53,510
Discontinued Operations                                                    0             0              0         5,785
                                                                  -----------  ------------    -----------  ------------
Net Income                                                          $ 32,968      $ 30,429       $ 64,268      $ 59,295
                                                                  ===========  ============    ===========  ============
Basic Earnings Per Common Share
    Income From Continuing Operations                               $   0.43      $   0.39       $   0.83      $   0.68
    Discontinued Operations                                         $   0.00      $   0.00       $   0.00      $   0.07
    Net Income                                                      $   0.43      $   0.39       $   0.83      $   0.76
    Average Number of Common Shares Outstanding                       77,094        78,385         77,125        78,500

Diluted Earnings Per Common Share
    Income From Continuing Operations                               $   0.41      $   0.38       $   0.81      $   0.67
    Discontinued Operations                                         $   0.00      $   0.00       $   0.00      $   0.07
    Net Income                                                      $   0.41      $   0.38       $   0.81      $   0.74
    Average Number of Common Shares Outstanding                       80,246        80,170         79,515        80,331

Cash Dividends Declared Per Common Share                            $   0.11      $   0.10       $   0.22      $   0.20


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND SEPTEMBER 30, 1999
                                 (In thousands)


                                                                                  3/31/00           9/30/99
                                                                            ----------------  ----------------
INFORMATION SYSTEMS ASSETS
Current Assets
    Cash and equivalents                                                           $102,659          $103,595
    Accounts receivable                                                             243,654           244,029
    Inventories                                                                      88,165            76,695
    Other current assets                                                             45,107            43,278
                                                                                   --------          --------
    Total current assets                                                            479,585           467,597
Property, Plant and Equipment, less accumulated depreciation of
    $237,460 at 3/31/00 and $224,741 at 9/30/99                                     206,562           187,774
Goodwill                                                                             82,897            65,811
Other Intangible Assets                                                              34,073            23,115
Other Assets                                                                         89,371            90,197
                                                                                   --------          --------
Total Information Systems Assets                                                    892,488           834,494
                                                                                   --------          --------
FINANCIAL SERVICES ASSETS

Finance Receivables                                                                 413,961           426,751
Cash and Other Assets                                                                   538               840
                                                                                   --------          --------
Total Financial Services Assets                                                     414,499           427,591
                                                                                   --------          --------
TOTAL ASSETS                                                                     $1,306,987        $1,262,085
                                                                                 ==========        ==========
INFORMATION SYSTEMS LIABILITIES

Current Liabilities                                                                $209,681          $211,959
Long-Term Debt                                                                      162,347           163,985
Other Liabilities                                                                    96,593            93,637
                                                                                   --------          --------
Total Information Systems Liabilities                                               468,621           469,581
                                                                                   --------          --------
FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                       218,894           219,423
Other Liabilities                                                                   110,037           109,646
                                                                                   --------          --------
Total Financial Services Liabilities                                                328,931           329,069
                                                                                   --------          --------
SHAREHOLDERS' EQUITY
Capital Stock                                                                        96,446            79,223
Other Comprehensive Income                                                          (9,145)           (9,448)
Retained Earnings                                                                   422,134           393,660
                                                                                   --------          --------
Total Shareholders' Equity                                                          509,435           463,435
                                                                                   --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $1,306,987        $1,262,085
                                                                                 ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (In thousands)

                                                                                  2000            1999
                                                                            --------------  -------------
INFORMATION SYSTEMS

Cash Flows Provided By Operating Activities                                       $92,836        $65,256
                                                                                  -------        -------
Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                         (28,520)
    Capital expenditures                                                          (39,464)       (26,404)
    Net proceeds from asset sales                                                   2,589         50,234
    Capitalization of software licensed to customers                              (11,027)        (7,701)
    Repayments from (advances to) financial services                                3,462           (237)
                                                                                  -------        -------
    Net cash flows provided by (used for) investing activities                    (72,960)        15,892
                                                                                  -------        -------
Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                             626         45,720
    Principal payments on debt                                                     (5,429)       (38,297)
    Cash dividends paid                                                            (8,422)        (7,839)
    Capital stock issued                                                           11,995          6,295
    Capital stock repurchased                                                     (19,885)       (33,313)
                                                                                  -------        -------
    Net cash flows used for financing activities                                  (21,115)       (27,434)
                                                                                  -------        -------
Effect of Exchange Rate Changes on Cash                                               303            241
                                                                                  -------        -------
Increase (Decrease) in Cash and Equivalents                                          (936)        53,955
Cash and Equivalents, Beginning of Period                                         103,595         39,980
                                                                                  -------        -------
Cash and Equivalents, End of Period                                              $102,659        $93,935
                                                                                 ========        =======
FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                                       $10,335        $10,547
                                                                                  -------        -------
Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                                (72,395)       (73,521)
    Collections on finance receivables                                             65,740         62,283
                                                                                  -------        -------
    Net cash flows used for investing activities                                   (6,655)       (11,238)
                                                                                  -------        -------
Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                          34,963         38,353
    Principal payments on debt                                                    (35,492)       (39,542)
    Advances from (repayments to) information systems                              (3,462)           237
                                                                                  -------        -------
    Net cash flows used for financing activities                                   (3,991)          (952)
                                                                                  -------        -------
Decrease in Cash and Equivalents                                                     (311)        (1,643)
Cash and Equivalents, Beginning of Period                                             675          2,102
                                                                                  -------        -------
Cash and Equivalents, End of Period                                                  $364           $459
                                                                                 ========        =======

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

(2)  INVENTORIES

                                                                                                3/31/00         9/30/99
                                                                                            -------------  --------------
Finished Products                                                                                $76,148         $63,647
Work In Process                                                                                    5,639           6,033
Raw Materials                                                                                      6,378           7,015
                                                                                            -------------  --------------
Total Inventories                                                                                $88,165         $76,695
                                                                                            =============  ==============

(3)  COMPREHENSIVE INCOME

                                                                    THREE MONTHS                    SIX MONTHS
                                                                  2000           1999           2000            1999
                                                            --------------  -------------  --------------  -------------
Net Income                                                        $32,968        $30,429         $64,268        $59,295
Foreign Currency Translation                                          (65)           221             303            241
                                                            --------------  -------------  --------------  -------------
Comprehensive Income                                              $32,903        $30,650         $64,571        $59,536
                                                            ==============  =============  ==============  =============

(4)  BUSINESS COMBINATIONS

On October 1, 1999, the company purchased substantially all net assets of Sterling Direct, Inc. for $26,020 of cash. Sterling Direct, a provider of direct marketing services located in St. Louis, has annual revenues of about $28,000. This business combination was accounted for as a purchase and the accounts of Sterling Direct were included in the financial statements since the acquisition date. In connection with this business combination the company recorded goodwill of $23,187 which is being amortized on a straight-line basis over 10 years.

 (5)  ACCOUNTING CHANGE

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Group's computer systems products revenues $2,200, gross profit $725, operating income $632 and net income $369 or $.005 per diluted share for the three months ended March 31, 1999. For the six months ended March 31, 1999, the adoption of SOP 97-2 reduced the Automotive Group's computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share.

(6)  DISCONTINUED OPERATIONS

On October 23, 1998, the company sold essentially all net assets of its Healthcare Systems segment to InfoCure Corporation and recorded a gain on the sale of $5,785 or $.07 per diluted share during the three months ended December 31, 1998.

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

(8)  BUSINESS SEGMENTS

                                                                   THREE MONTHS                      SIX MONTHS
                                                              2000             1999             2000             1999
                                                          --------------   --------------  ---------------  ---------------
AUTOMOTIVE
Net Sales and Revenues
    Computer Services                                          $121,302         $105,795         $240,933       $  209,092
    Computer Systems Products                                    41,485           44,642           87,847           73,001
    Business Forms Products                                      46,006           45,935           90,005           89,552
                                                          --------------   --------------  ---------------  ---------------
    Total Net Sales and Revenues                               $208,793         $196,372       $  418,785       $  371,645
Operating Income                                               $ 43,778         $ 41,813       $   90,322       $   73,203

INFORMATION SOLUTIONS
Net Sales and Revenues
    Business Forms Products                                    $185,028         $174,897       $  363,090       $  335,475
    Services and Computer Systems Products                       23,372           11,093           43,570           21,422
                                                          --------------   --------------  ---------------  ---------------
    Total Net Sales and Revenues                               $208,400         $185,990       $  406,660       $  356,897
Operating Income                                               $ 16,878         $ 14,197       $   27,699       $   23,599

FINANCIAL SERVICES
Net Sales and Revenues                                         $ 10,515         $  9,732       $   20,279       $   19,102
Operating Income                                               $  5,869         $  5,339       $   10,784       $   10,174

CORPORATE                                                     ($  9,104)       ($  7,098)     ($   15,973)     ($   11,072)

TOTALS
Net Sales and Revenues                                         $427,708         $392,094       $  845,724       $  747,644
Operating Income                                               $ 57,421         $ 54,251       $  112,832       $   95,904

                                                                                                 3/31/00          9/30/99
                                                                                           ---------------  ---------------
ASSETS
Automotive                                                                                     $  307,306       $  251,436
Information Solutions                                                                             394,721          389,823
Financial Services                                                                                414,499          427,591
Corporate                                                                                         190,461          193,235
                                                                                           ---------------  ---------------
Total Assets                                                                                   $1,306,987       $1,262,085
                                                                                           ===============  ===============


(9)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                                                       2000            1999
                                                                                  --------------  -------------
INFORMATION SYSTEMS
Net Income                                                                              $57,794        $53,225
Depreciation and Amortization                                                            26,004         23,441
Deferred Income Taxes                                                                     4,158          1,226
Deferred Income Taxes Transferred to Financial Services                                  (1,805)        (3,175)
Losses (Gains) on Sales of Assets                                                           194         (6,889)
Changes in Operating Assets and Liabilities
    Accounts Receivable                                                                  25,917            799
    Inventories                                                                         (11,077)        (5,286)
    Prepaid Expenses and Other Current Assets                                            (1,373)        (5,324)
    Intangible and Other Assets                                                            (843)         6,759
    Accounts Payable                                                                     (1,059)        (1,494)
    Accrued Liabilities                                                                  (8,055)         5,751
    Other Liabilities                                                                     2,981         (3,777)
                                                                                        -------        -------
Net Cash Provided by Operating Activities                                               $92,836        $65,256
                                                                                        =======        =======

FINANCIAL SERVICES

Net Income                                                                              $ 6,474        $ 6,070
Deferred Income Taxes                                                                        48           (297)
Deferred Income Taxes Transferred from Information Systems                                1,805          3,175
Changes in Receivables, Other Assets and Other Liabilities                                2,008          1,599
                                                                                        -------        -------
Net Cash Provided by Operating Activities                                               $10,335        $10,547
                                                                                        =======        =======

(10) SUBSEQUENT EVENTS

On April 10, 2000, the company announced that it engaged Credit Suisse First Boston to assist in the sale or spin-off its Information Solutions segment. The company expressed its intent to complete a transaction within three to six months.

On April 17, 2000, the company signed a definitive agreement to acquire HAC Group LLC, the leading provider of learning, customer relationship management and Web services to automobile retailers and manufacturers. The privately-held HAC Group had revenues of $65,000 in 1999. The purchase price of $140,000 will consist of $108,000 of cash and the issuance of 1,221,840 Class A common shares. Under terms of the purchase agreement, the company may be required to make additional payments of up to $60,000 contingent on the operating results of the business purchased.

On May 4, 2000, the company, the Dealer Services and Claims Solutions Groups of Automatic Data Processing, Inc. and CCC Information Services, Inc. signed a definitive agreement forming a new independent company, named ChoiceParts, LLC, that will develop an electronic parts network for the automotive parts market.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                      (In thousands except per share data)

SIGNIFICANT EVENTS

SUBSEQUENT EVENTS

On April 10, 2000, the company announced that it engaged Credit Suisse First Boston to assist in the sale or spin-off its Information Solutions segment. The company expressed its intent to complete a transaction within three to six months.

On April 17, 2000, the company signed a definitive agreement to acquire HAC Group LLC, the leading provider of learning, customer relationship management and Web services to automobile retailers and manufacturers. The privately-held HAC Group had revenues of $65,000 in 1999. The purchase price of $140,000 will consist of $108,000 of cash and the issuance of 1,221,840 Class A common shares. Under terms of the purchase agreement, the company may be required to make additional payments of up to $60,000 contingent on the operating results of the business purchased. While HAC has strong profitability, the company expects about $.01 per share of earnings dilution for the first several quarters. This dilution from the HAC acquisition will be caused by amortization of intangible assets, interest on the cash purchase price and the issuance of additional shares.

On May 4, 2000, the company, the Dealer Services and Claims Solutions Groups of Automatic Data Processing, Inc. and CCC Information Services, Inc. signed a definitive agreement forming a new independent company, named ChoiceParts, LLC, that will develop an electronic parts network for the automotive parts market. The company will contribute its profitable One Touch Parts Locator business to this new enterprise. One Touch had annual revenues of over $11,000 in fiscal year 1999. The company initially expects about $.02 per share of earnings dilution per quarter from the contribution of One Touch and recognition of the company's share of ChoiceParts losses.

BUSINESS COMBINATIONS

On October 1, 1999, the company purchased substantially all net assets of Sterling Direct, Inc. for $26,020 of cash. Sterling Direct, a provider of direct marketing services located in St. Louis, has annual revenues of about $28,000. Sterling Direct provides a full range of direct marketing services from strategic marketing program development to output management and campaign analysis and reporting. Sterling Direct also provides database management services, custom programming, telemarketing and billing statement services.

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

ACCOUNTING CHANGE

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced the Automotive Group's computer systems products revenues $2,200, gross profit $725, operating income $632 and net income $369 or $.005 per diluted share for the three months ended March 31, 1999. For the six months ended March 31, 1999, the adoption of SOP 97-2 reduced the Automotive Group's computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                    Three Months                                Six Months
                                      -----------------------------------------  -----------------------------------------
                                        2000       1999     Change    % Change      2000      1999     Change   % Change
                                      ------------------------------------------------------------------------------------
Net Sales and Revenues                 $427,708   $392,094   $35,614        9%     $845,724  $747,644   $98,080       13%
Gross Profit                           $192,320   $176,768   $15,552        9%     $382,392  $332,345   $50,047       15%
Operating Income                       $ 57,421   $ 54,251   $ 3,170        6%     $112,832  $ 95,904   $16,928       18%
Income From Continuing Operations      $ 32,968   $ 30,429   $ 2,539        8%     $ 64,268  $ 53,510   $10,758       20%
Discontinued Operations                $      0   $      0   $     0               $      0  $  5,785  ($ 5,785)
Net Income                             $ 32,968   $ 30,429   $ 2,539        8%     $ 64,268  $ 59,295   $ 4,973        8%
Earnings Per Common Share (Diluted)    $   0.41   $   0.38   $  0.03        8%     $   0.81  $   0.74   $  0.07        9%

EXCLUDING EFFECT OF ACCOUNTING CHANGE
Net Sales and Revenues                 $427,708   $394,294   $33,414        8%     $845,724  $765,580   $80,144       10%
Gross Profit                           $192,320   $177,493   $14,827        8%     $382,392  $343,550   $38,842       11%
Operating Income                       $ 57,421   $ 54,883   $ 2,538        5%     $112,832  $106,528   $ 6,304        6%
Income From Continuing Operations      $ 32,968   $ 30,799   $ 2,169        7%     $ 64,268  $ 59,710   $ 4,558        8%

Second quarter's consolidated revenues of $427,708 were the highest quarterly total in the company's history. Automotive's revenues grew 6% over last year in the second quarter and 13% year-to-date (5% and 7%, respectively, excluding for last year's accounting change). Information Solutions' sales increased 12% for the three months and 14% through six months. Excluding the effect of the Sterling business combination, Information Solutions sales grew 7% in the second quarter and 9% year-to-date.

The consolidated gross profit percentage was 46.1% of revenues (excluding financial services' revenues) in the second quarter and 46.3% year-to-date compared to last year's 46.2% and 45.6%, respectively. Gross profit margins increased over last year in Automotive and declined versus last year for Information Solutions.

Consolidated operating income was 13.4% of revenues for the second quarter and 13.3% through six months versus 13.8% and 12.8% last year (13.9% for both periods last year excluding last year's accounting change). Excluding last year's accounting change, consolidated operating margins declined from last year primarily because of the company's investments in an enterprise resource planning (ERP) system and new product development. The company's research and development (R&D) expenses increased 37% to about $18,000 in the second quarter from about $13,000 last year. Year-to-date R&D expenses grew 38% to about $35,000, up from about $25,000 last year. The company expects R&D expenses to continue to exceed last year throughout the balance of fiscal year 2000.

Net income grew 8% over last year for both the three and six months ended March 31, 2000 while earnings per share increased 8% for the quarter and 9% year-to-date. Last year's six months net income included the negative effect of the accounting change that was essentially offset by the gain on the sale of the Healthcare Systems segment. Annualized return on average shareholders' equity was 25.2%, compared to 26.0% at March 31, 1999.

AUTOMOTIVE

                                                Three Months                                Six Months
                                   ----------------------------------------   ----------------------------------------
                                      2000      1999     Change    % Change      2000      1999     Change    % Change
                                   -------------------------------------------------------------------------------------
Net Sales and Revenues
    Computer Services                $121,302  $105,795   $15,507      15%      $240,933  $209,092   $31,841      15%
    Computer Systems Products        $ 41,485  $ 44,642  ($ 3,157)     -7%      $ 87,847  $ 73,001   $14,846      20%
    Business Forms                   $ 46,006  $ 45,935   $    71       0%      $ 90,005  $ 89,552   $   453       1%
                                   -------------------------------            -------------------------------
    Total Net Sales and Revenues     $208,793  $196,372   $12,421       6%      $418,785  $371,645   $47,140      13%
Gross Profit                         $118,041  $107,901   $10,140       9%      $238,141  $201,553   $36,588      18%
    Gross Margin                         56.5%     54.9%                            56.9%     54.2%
SG&A Expenses                        $ 74,263  $ 66,088   $ 8,175      12%      $147,819  $128,350   $19,469      15%
    % of Revenues                        35.5%     33.6%                            35.3%     34.5%
Operating Income                     $ 43,778  $ 41,813   $ 1,965       5%      $ 90,322  $ 73,203   $17,119      23%
    Operating Margin                     21.0%     21.3%                            21.6%     19.7%

EXCLUDING EFFECT OF ACCOUNTING CHANGE
Net Sales and Revenues
    Computer Services                $121,302  $105,795   $15,507      15%      $240,933  $209,092   $31,841      15%
    Computer Systems Products        $ 41,485  $ 46,842  ($ 5,357)    -11%      $ 87,847  $ 90,937  ($ 3,090)     -3%
    Business Forms                   $ 46,006  $ 45,935   $    71       0%      $ 90,005  $ 89,552   $   453       1%
                                   -------------------------------            -------------------------------
    Total Net Sales and Revenues     $208,793  $198,572   $10,221       5%      $418,785  $389,581   $29,204       7%
Gross Profit                         $118,041  $108,626   $ 9,415       9%      $238,141  $212,758   $25,383      12%
    Gross Margin                         56.5%     54.7%                            56.9%     54.6%
SG&A Expenses                        $ 74,263  $ 66,181   $ 8,082      12%      $147,819  $128,931   $18,888      15%
    % of Revenues                        35.5%     33.3%                            35.3%     33.1%
Operating Income                     $ 43,778  $ 42,445   $ 1,333       3%      $ 90,322  $ 83,827   $ 6,495       8%
    Operating Margin                     21.0%     21.4%                            21.6%     21.5%

Automotive revenues increased for both the second quarter and six months primarily because of continued strong growth in computer services revenues. Computer services revenues, comprised predominately of recurring maintenance and support revenues, increased 15% for both the second quarter and six months primarily because of the increased number of ERA software applications supported and the growth of newer service offerings. Sales of computer systems products declined from last year (excluding the effect of the accounting change) because of a decline in the number of ERA and electronic parts catalogs (EPC) systems sold. Last year both ERA and EPC sales benefited from customer conversions to year 2000 compliant products. Automotive business forms sales were essentially flat for the quarter and increased slightly through six months even as the technology shift to laser printing continued. (The company includes its laser printing equipment and support revenues in computer systems products and services, and related forms and supplies sales in business forms products. Growth of laser products revenues continued to be strong during the first half of fiscal year 2000.) Included in computer services and products revenues were e-business and customer relationship management (CRM) revenues of $15,695 for the second quarter and $31,983 through six months, up 40% and 50% over last year, respectively. During the first six months of fiscal year 2000, computer systems orders declined from last year causing order backlogs to decline from last year. Internal sales growth is expected to remain at mid-single digit rates in the near term. Including the HAC Group acquisition, Automotive Group's revenues should grow at double digit rates.

Automotive gross profit margins increased over last year primarily as a result of the growth in higher margin computer services revenues. Gross profit margins on Automotive business forms continued to be strong.

SG&A expenses, as a percentage of revenues, increased over last year primarily because of the increased research and development expenses for new product development. Operating margins were in the same range as last year for both the quarter and six months reflecting the higher R&D expenses. Operating margins will likely be negatively affected in the third quarter reflecting the acquisition of the HAC Group and the launch of ChoiceParts.

INFORMATION SOLUTIONS

                                           Three Months                                Six Months
                             -----------------------------------------  -----------------------------------------
                               2000       1999     Change    % Change      2000      1999      Change    % Change
                             ---------------------------------------------------------------------------------------
Net Sales and Revenues        $208,400   $185,990   $22,410       12%     $406,660  $356,897    $49,763      14%
Gross Profit                  $ 74,279   $ 68,867   $ 5,412        8%     $144,251  $130,792    $13,459      10%
    Gross Margin                  35.6%      37.0%                            35.5%     36.6%
SG&A Expenses                 $ 57,401   $ 54,670   $ 2,731        5%     $116,552  $107,193    $ 9,359       9%
    % of revenues                 27.5%      29.4%                            28.7%     30.0%
Operating Income              $ 16,878   $ 14,197   $ 2,681       19%     $ 27,699  $ 23,599    $ 4,100      17%
    Operating Margin               8.1%       7.6%                             6.8%      6.6%

Information solutions sales were higher than any prior quarter and included sales from the Sterling Direct business combination. Excluding Sterling's sales, revenues increased 7% for the second quarter and 9% year-to-date. The higher revenue growth resulted from increased volume and reflected sales growth in several large new accounts. Sales prices were slightly higher than last year, reflecting higher paper costs. Information solutions sales included e-business and CRM revenues of $21,172 in the quarter and $38,801 year-to-date, up 141% and 121%, respectively. Sterling Direct sales were included with e-business and CRM revenues.

Gross profit margins declined from last year primarily because of the initial lower margin impact of several large new accounts. Higher paper costs also had a negative impact on gross margins versus last year.

Information Solutions operating margins increased over last year as lower SG&A expenses, as a percentage of revenues, offset the gross margin decline. SG&A expenses declined, as a percentage of revenues, even as research and development expenses increased. Operating margins exceeded 8% in the second quarter, representing the first quarter above 8% in three years.

FINANCIAL SERVICES

                                           Three Months                                Six Months
                             -----------------------------------------  -----------------------------------------
                               2000        1999      Change    % Change     2000      1999      Change    % Change
                             ---------------------------------------------------------------------------------------
Net Sales and Revenues         $10,515     $9,732      $783        8%      $20,279   $19,102     $1,177       6%
Operating Income               $ 5,869     $5,339      $530       10%      $10,784   $10,174     $  610       6%
    Operating Margin              55.8%      54.9%                            53.2%     53.3%

Financial Services revenues grew because of greater interest earned on finance receivables, which offset slightly lower average interest rates. Finance receivables declined slightly from last year because of the decline in sales of automotive computer systems products. However, interest bearing finance receivables increased 5% over last year as the backlog of non interest bearing finance receivables was reduced. Finance receivables do not begin earning interest until installation of the computer system has been completed.

Financial Services' interest rate spread remained strong at 3.2% through six months, compared to 3.6% last year. The interest rate spread declined primarily because of higher interest rates on borrowings. Bad debt expenses were $400 in the second quarter, compared to $650 last year and $1,113 through six months versus $1,300 last year.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first six months of fiscal year 2000, the company did not enter into any new interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Information systems continued to provide strong cash flow from operating activities during the first six months of the fiscal year. Operating cash flows were $92,836 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures of $39,464. During the first six months of the fiscal year the company also capitalized $11,027 of software licensed to customers, representing primarily internal capitalization. Capital expenditures in the ordinary course of business are anticipated to be about $65,000 to $70,000 in fiscal year 2000. In October 1999, the company purchased substantially all of the assets of Sterling Direct for $26,020 of cash.

Financial services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total information systems debt) to capitalization (total information systems debt plus shareholders' equity) was 24.9% at March 31, 2000 and 26.8% at September 30, 1999. Remaining credit available under committed revolving credit agreements was $84,818 at March 31, 2000. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash flow from operations and cash available from committed credit agreements will be sufficient to fund fiscal year 2000 normal operations and the HAC Group business combination.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. These cash flows resulted primarily from income, of which Automotive generates about 80 percent of the total. Automotive's strong cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund Financial Services' receivables and business combinations. In fiscal year 1997, the company filed a shelf registration statement with the SEC whereby the company can issue up to $300,000 of notes. Through March 31, 2000, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond fiscal year 2000.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of May 10, 2000, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

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

The company has conducted an active share repurchase program during recent years to provide additional returns to shareholders. During the first six months of fiscal year 2000, the company repurchased 1,000 Class A common shares for $19,885 ($19.88 per share). As of March 31, 2000 the company could repurchase an additional 1,679 Class A common shares under existing board of directors' authorizations.

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

The company has foreign-based operations in Canada, which accounted for 11% of net sales and revenues for the six months ended March 31, 2000. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At March 31, 2000, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at March 31, 2000, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

COMMODITIES

The company is exposed to changes in the cost of paper, a key raw material in the production of business forms. The company has attempted to limit this exposure by consolidating its purchases among a few suppliers and negotiating longer-term contracts that limit the amount and frequency of price increases and generally delay the effective date of the increase. When paper costs increase, historically the company has been able to increase the sales prices of its business forms products and substantially maintain its profit margins. Conversely, when paper costs decline, the company generally lowers its sales prices to meet competitive pressures. Historically, the company has not used financial instruments to manage its exposure to changes to the cost of paper. Because the company has historically been able to raise sales prices to substantially offset higher paper costs, management believes that a 10% change in paper costs would not have a material effect on the company's financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 4.           RESULTS OF VOTES OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on February 10, 2000, the shareholders of the company voted on and approved the following issues.

Issue 1  Election of Directors

                                                                    Shares
                                                 Shares For         Withheld
                                               ---------------   ---------------
Three-year terms Expiring in 2003
James L. Arthur                                   84,769,289         1,075,259
Cleave L. Killingsworth, Jr.                      84,732,267         1,112,281
Dale L. Medford                                   84,754,623         1,089,925
Lloyd G. Waterhouse                               84,765,477         1,079,071

Issue 2 Proposal to approve material terms of a performance-based incentive plan to ensure deductibility of officer compensation exceeding one million dollars.

Shares For                                        83,916,021
Shares Against                                     1,727,443
Shares Abstain                                       201,084

Issue 3  Appointment of Deloitte & Touche LLP as Independent Auditors

Shares For                                        85,464,033
Shares Against                                       321,942
Shares Abstain                                        58,573


ITEM 5.  OTHER INFORMATION

On May 9, 2000, the board of directors elected Eustace W. Mita, general manager, Reynolds' Transformation Services, as a director of the company. Mita, whose term expires in 2001, fills a vacancy created in February when Richard H. Grant Jr. announced his retirement. Mita was previously chief executive officer of the HAC Group LLC.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27 Financial Data Schedules

                  (b)      Reports on Form 8-K

                           On February 9, 2000 the company filed a report on Form 8-K disclosing certain factors that may affect future results of the company.

                           On April 10, 2000 the company filed a report on Form 8-K disclosing the intent to sell or spin-off its Information Solutions Group.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE REYNOLDS AND REYNOLDS COMPANY




Date  May 11, 2000                /s/ David R. Holmes
     -----------------            -------------------
                                  David R. Holmes
                                  Chairman of the Board
                                  and Chief Executive Officer

Date  May 11, 2000                /s/ Dale L. Medford
     -----------------            -------------------
                                  Dale L. Medford
                                  Corporate Vice President, Finance
                                  and Chief Financial Officer