Form 10-Q
period 2000-06-30
REYNOLDS & REYNOLDS CO
filed 2000-08-14
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

On August 10, 2000, 76,676,147 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS



                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Consolidated Income
           For the Three and Nine Months Ended June 30, 2000 and 1999       3

           Condensed Consolidated Balance Sheets
           As of June 30, 2000 and September 30, 1999                       4

           Condensed Statements of Consolidated Cash Flows
           For the Nine Months Ended June 30, 2000 and 1999                 5

           Notes to Condensed Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations
           For the Three and Nine Months Ended June 30, 2000 and 1999      10


PART II.   OTHER INFORMATION

Item 5.    Other Information                                               15

Item 6.    Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                 16

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                      (In thousands except per share data)


                                                                THREE MONTHS                  NINE MONTHS
                                                            2000           1999           2000           1999
                                                          --------       --------       --------       --------
Net Sales and Revenues
    Automotive Solutions
        Services                                          $136,871       $111,905       $377,804       $320,997
        Products                                            89,129         94,319        269,740        259,419
                                                          --------       --------       --------       --------
        Total Automotive Solutions                         226,000        206,224        647,544        580,416
    Financial services                                       9,746          9,942         30,025         29,044
                                                          --------       --------       --------       --------
    Total net sales and revenues                           235,746        216,166        677,569        609,460
                                                          --------       --------       --------       --------

Costs and Expenses
    Automotive Solutions
        Cost of sales
            Services                                        50,670         40,143        136,263        115,564
            Products                                        48,814         52,468        144,813        147,914
                                                          --------       --------       --------       --------
            Total cost of sales                             99,484         92,611        281,076        263,478
        Selling, general and administrative expenses        93,045         79,011        258,657        219,538
    Financial services                                       4,149          4,492         13,644         13,420
                                                          --------       --------       --------       --------
    Total costs and expenses                               196,678        176,114        553,377        496,436
                                                          --------       --------       --------       --------

Operating Income                                            39,068         40,052        124,192        113,024
                                                          --------       --------       --------       --------

Other Charges (Income)
    Interest expense                                         2,161          2,516          6,254          7,744
    Interest income                                         (1,128)        (1,907)        (3,429)        (4,742)
    Equity in net losses of affiliated companies             1,979            294          3,116          1,436
    Other                                                      306           (667)            18         (1,230)
                                                          --------       --------       --------       --------
    Total other charges                                      3,318            236          5,959          3,208
                                                          --------       --------       --------       --------

Income Before Income Taxes                                  35,750         39,816        118,233        109,816
Provision for Income Taxes                                  14,726         16,379         48,602         45,416
                                                          --------       --------       --------       --------
Income From Continuing Operations                           21,024         23,437         69,631         64,400
Income From Discontinued Operations                          4,269          7,820         19,930         20,367
Gain on Sale of Discontinued Operations                          0              0              0          5,785
                                                          --------       --------       --------       --------
Net Income                                                $ 25,293       $ 31,257       $ 89,561       $ 90,552
                                                          ========       ========       ========       ========

Basic Earnings Per Common Share
    Income From Continuing Operations                     $   0.27       $   0.30       $   0.90       $   0.82
    Income From Discontinued Operations                   $   0.05       $   0.10       $   0.26       $   0.27
    Gain on Sale of Discontinued Operations               $   0.00       $   0.00       $   0.00       $   0.07
    Net Income                                            $   0.32       $   0.40       $   1.16       $   1.16
    Average Number of Common Shares Outstanding             78,183         78,014         77,477         78,338

Diluted Earnings Per Common Share
    Income From Continuing Operations                     $   0.26       $   0.29       $   0.87       $   0.80
    Income From Discontinued Operations                   $   0.05       $   0.10       $   0.25       $   0.26
    Gain on Sale of Discontinued Operations               $   0.00       $   0.00       $   0.00       $   0.07
    Net Income                                            $   0.31       $   0.39       $   1.12       $   1.13
    Average Number of Common Shares Outstanding             80,737         80,207         79,921         80,290

Cash Dividends Declared Per Common Share                  $   0.11       $   0.10       $   0.33       $   0.30

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000 AND SEPTEMBER 30, 1999
                                 (In thousands)


                                                                       6/30/00          9/30/99
                                                                     ----------       ----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                             $   36,499       $  103,595
    Accounts receivable                                                 114,030          105,228
    Inventories                                                          18,509           17,171
    Assets held for sale                                                270,307          244,783
    Other current assets                                                 36,704           38,158
                                                                     ----------       ----------
    Total current assets                                                476,049          508,935
Property, Plant and Equipment, less accumulated depreciation of
    $166,099 at 6/30/00 and $162,312 at 9/30/99                         138,715          104,106
Goodwill                                                                 37,126           21,197
Other Intangible Assets                                                 153,947           22,007
Other Assets                                                             71,006           73,022
                                                                     ----------       ----------
Total Automotive Solutions Assets                                       876,843          729,267
                                                                     ----------       ----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                     414,142          426,751
Cash and Other Assets                                                       462              840
                                                                     ----------       ----------
Total Financial Services Assets                                         414,604          427,591
                                                                     ----------       ----------

TOTAL ASSETS                                                         $1,291,447       $1,156,858
                                                                     ==========       ==========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities                                                  $  228,447       $  141,390
Long-Term Debt                                                          116,826          163,111
Other Liabilities                                                        63,965           59,853
                                                                     ----------       ----------
Total Automotive Solutions Liabilities                                  409,238          364,354
                                                                     ----------       ----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                           212,914          219,423
Other Liabilities                                                       109,639          109,646
                                                                     ----------       ----------
Total Financial Services Liabilities                                    322,553          329,069
                                                                     ----------       ----------

SHAREHOLDERS' EQUITY
Capital Stock                                                           130,588           79,223
Other Comprehensive Income                                               (9,686)          (9,448)
Retained Earnings                                                       438,754          393,660
                                                                     ----------       ----------
Total Shareholders' Equity                                              559,656          463,435
                                                                     ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $1,291,447       $1,156,858
                                                                     ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (In thousands)


                                                                       2000            1999
                                                                    ---------       ---------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities                         $ 100,939       $  90,055
                                                                    ---------       ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                            (103,344)
    Capital expenditures                                              (50,051)        (25,143)
    Net proceeds from asset sales                                       3,269          45,280
    Capitalization of software licensed to customers                  (15,989)        (11,452)
    Repayments from (advances to) financial services                    3,323             932
                                                                    ---------       ---------
    Net cash flows provided by (used for) investing activities       (162,792)          9,617
                                                                    ---------       ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                              46,000          50,245
    Principal payments on debt                                         (9,147)        (38,600)
    Cash dividends paid                                               (25,612)        (23,505)
    Capital stock issued                                               13,354          12,032
    Capital stock repurchased                                         (19,885)        (37,972)
                                                                    ---------       ---------
    Net cash flows provided by (used for) financing activities          4,710         (37,800)
                                                                    ---------       ---------

Effect of Exchange Rate Changes on Cash                                  (238)            633
                                                                    ---------       ---------

Net Cash Provided by (Used for) Discontinued Operations                (9,715)         20,496
                                                                    ---------       ---------

Increase (Decrease) in Cash and Equivalents                           (67,096)         83,001
Cash and Equivalents, Beginning of Period                             103,595          39,980
                                                                    ---------       ---------
Cash and Equivalents, End of Period                                 $  36,499       $ 122,981
                                                                    =========       =========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                         $  14,085       $  16,585
                                                                    ---------       ---------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                   (105,915)       (112,954)
    Collections on finance receivables                                101,322          94,554
                                                                    ---------       ---------
    Net cash flows used for investing activities                       (4,593)        (18,400)
                                                                    ---------       ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                              44,600          24,975
    Principal payments on debt                                        (51,109)        (23,658)
    Advances from (repayments to) information systems                  (3,323)           (932)
                                                                    ---------       ---------
    Net cash flows provided by (used for) financing activities         (9,832)            385
                                                                    ---------       ---------

Decrease in Cash and Equivalents                                         (340)         (1,430)
Cash and Equivalents, Beginning of Period                                 675           2,102
                                                                    ---------       ---------
Cash and Equivalents, End of Period                                 $     335       $     672
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

(2) INVENTORIES

                                                       6/30/00          9/30/99
                                                       -------          -------
Finished Products                                      $17,162          $15,816
Work In Process                                            746              837
Raw Materials                                              601              518
                                                       -------          -------
Total Inventories                                      $18,509          $17,171
                                                       =======          =======

(3)  COMPREHENSIVE INCOME
                                         THREE MONTHS            NINE MONTHS
                                       2000        1999       2000        1999
                                     -------     -------    -------     -------
Net Income                           $25,293     $31,257    $89,561     $90,552
Foreign Currency Translation            (541)        392       (238)        633
                                     -------     -------    -------     -------
Comprehensive Income                 $24,752     $31,649    $89,323     $91,185
                                     =======     =======    =======     =======

(4) DISCONTINUED OPERATIONS
On August 4, 2000, the company sold the assets of its Information Solutions segment to The Carlyle Group of Washington D.C. for cash of $360,000. The Information Solutions segment manufactures and distributes printed business forms and systems, custom continuous and snap out forms, specialty printed products and forms management services to general business markets. Revenues and expenses of the Information Solutions segment have been reclassified to discontinued operations in the company's statements of consolidated income. Information Solutions assets and liabilities have been reclassified to the line captioned, assets held for sale, in the company's condensed consolidated balance sheet. Cash flows from discontinued operations of the Information Solutions segment have been reported as a single line in the company's statement of condensed consolidated cash flows. Financial statements for prior periods have been restated to be consistent with this presentation. The following operating results of the Information Solutions segment were reported as discontinued operations.

                                        Three Months            Nine Months
                                   --------------------    --------------------
                                      2000       1999        2000         1999
                                   --------    --------    --------    --------
Net Sales and Revenues             $199,013    $184,912    $602,914    $539,262
Cost of Sales                      $129,611    $115,015    $391,072    $340,345
SG&A Expenses                      $ 60,525    $ 55,639    $175,256    $161,727
Operating Income                   $  8,877    $ 14,258    $ 36,586    $ 37,190
Other Charges                      $    548    $    565    $  1,649    $  1,812
Income Before Income Taxes         $  8,329    $ 13,693    $ 34,937    $ 35,378
Provision for Income Taxes         $  4,060    $  5,873    $ 15,007    $ 15,011
Net Income                         $  4,269    $  7,820    $ 19,930    $ 20,367

Major components of assets held for sale were as follows:

                                                           6/30/00      9/30/99
                                                          ---------    ---------
Accounts receivable                                       $145,594     $138,801
Inventories                                                 60,930       59,524
Other current assets                                         7,755        5,817
Property, Plant and Equipment                               79,510       83,668
Other assets                                                84,979       62,897
Current liabilities                                        (75,688)     (71,266)
Long-term debt                                                (573)        (874)
Other liabilities                                          (32,200)     (33,784)
                                                          --------     --------
Totals                                                    $270,307     $244,783
                                                          =========    ========

On October 23, 1998, the company sold essentially all net assets of its Healthcare Systems segment to InfoCure Corporation and recorded a gain on the sale of $5,785 or $.07 per diluted share during the three months ended December 31, 1998.


(5) BUSINESS COMBINATIONS
In May 2000, the company purchased the outstanding membership interests of the HAC Group LLC, the leading provider of learning, customer relationship management and Web services to automobile retailers and manufacturers. The privately-held HAC Group had revenues of $65,000 in 1999. The purchase price of $129,461 consisted of $97,461 of cash and the issuance of 1,221,840 Class A common shares. This business combination was accounted for as a purchase and the accounts of HAC Group were included in the financial statements since the acquisition date. In connection with this business combination the company recorded goodwill of $21,037, based on the preliminary allocation of the purchase price. Goodwill is being amortized on a straight-line basis over 20 years. Under terms of the purchase agreement, the company may be required to make additional payments over the next three years of up to $60,000 in the aggregate, contingent on the operating results of the business purchased.

In May 2000, the company, the Dealer Services and Claims Solutions Groups of Automatic Data Processing, Inc. and CCC Information Services, Inc. signed a definitive agreement forming a new independent company, named ChoiceParts, LLC, that will develop an electronic parts network for the automotive parts market. The company contributed its existing parts locator business and in-process software development of a web-based parts locator product to ChoiceParts in exchange for a minority equity consisting of both common and preferred interests. The company also made a capital contribution to ChoiceParts of $1,675. The company's existing parts locator business had revenues of nearly $12,000 in fiscal year 1999. In connection with this transaction, the company recorded goodwill of $852 which is being amortized on a straight-line basis over five years.

On October 1, 1999, the company purchased substantially all net assets of Sterling Direct, Inc. for $26,020 of cash. Sterling Direct, a provider of direct marketing services located in St. Louis, has annual revenues of about $28,000. This business combination was accounted for as a purchase and the accounts of Sterling Direct were included in the financial statements since the acquisition date. In connection with this business combination the company recorded goodwill of $23,208 which is being amortized on a straight-line basis over 10 years. Sterling Direct results were included in discontinued operations and these assets will be part of the sale of the Information Solutions Group.

(6) MEMORANDUM OF UNDERSTANDING
On May 16, 2000, the company and General Motors Corporation (GM) announced the signing of a Memorandum of Understanding regarding certain arrangements between the parties related to (i) the development, testing, implementation and execution of certain web enabled dealer information systems; (ii) the endorsement by GM of certain products and services offered by the company; and
(iii) the granting by the company to GM of a 10% equity interest in the company. This Memorandum of Understanding is subject to (i) completion to the satisfaction of each party of due diligence investigations; (ii) negotiation and execution of mutually satisfactory definitive agreements; (iii) compliance with all applicable laws and regulations; and (iv) receipt by each party of all necessary corporate and/or board approvals.

(7) ACCOUNTING CHANGE
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced Automotive Solutions' computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share during the six months ended March 31, 1999. The company completed the transition period for the adoption of SOP 97-2 as of March 31, 1999, and there was no impact on the third quarter 1999 operating results.

(8) ACCOUNTING STANDARD
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB No. 101, as amended, is effective for the fourth quarter of fiscal year 2001. The company is reviewing the impact of SAB No. 101, and does not believe that its adoption will have a material effect on the company's financial statements.

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

(10) BUSINESS SEGMENTS

                                              THREE MONTHS                    NINE MONTHS
                                          2000            1999            2000            1999
                                        --------        --------      ----------       ----------
AUTOMOTIVE SOLUTIONS
Net Sales and Revenues
    Computer Services                   $136,871        $111,905        $377,804       $  320,997
    Computer Systems Products             43,382          46,395         131,229          119,396
    Business Forms Products               45,747          47,924         138,511          140,023
                                        --------        --------      ----------       ----------
    Total Net Sales and Revenues        $226,000        $206,224      $  647,544       $  580,416
Operating Income                        $ 33,471        $ 34,602      $  107,811       $   97,400

FINANCIAL SERVICES
Net Sales and Revenues                  $  9,746        $  9,942      $   30,025       $   29,044
Operating Income                        $  5,597        $  5,450      $   16,381       $   15,624

TOTALS
Net Sales and Revenues                  $235,746        $216,166      $  677,569       $  609,460
Operating Income                        $ 39,068        $ 40,052      $  124,192       $  113,024

                                                                        6/30/00          9/30/99
                                                                      ---------        ----------
ASSETS
Automotive Solutions                                                  $  606,536       $  484,484
Financial Services                                                       414,604          427,591
Discontinued Operations                                                  270,307          244,783
                                                                      ----------       ----------
Total Assets                                                          $1,291,447       $1,156,858
                                                                      ==========       ==========

(11) CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.

                                                                    2000             1999
                                                                  --------         --------
AUTOMOTIVE SOLUTIONS
Net Income                                                        $ 79,727         $ 81,230
Depreciation and Amortization                                       26,599           22,553
Deferred Income Taxes                                                6,459              486
Deferred Income Taxes Transferred to Financial Services             (2,336)          (2,862)
Income from Discontinued Operations                                (19,930)         (26,152)
Losses (Gains) on Sales of Assets                                      471           (6,910)
Changes in Operating Assets and Liabilities
    Accounts Receivable                                             22,132            2,309
    Inventories                                                     (1,338)          (2,054)
    Prepaid Expenses and Other Current Assets                          977           (1,999)
    Intangible and Other Assets                                      3,296            8,636
    Accounts Payable                                                   102            2,209
    Accrued Liabilities                                            (17,354)          16,016
    Other Liabilities                                                2,134           (3,407)
                                                                  --------         --------
Net Cash Provided by Operating Activities                         $100,939         $ 90,055
                                                                  ========         ========

FINANCIAL SERVICES
Net Income                                                        $  9,834         $  9,322
Deferred Income Taxes                                               (1,076)           1,255
Deferred Income Taxes Transferred from Information Systems           2,336            2,862
Changes in Receivables, Other Assets and Other Liabilities           2,991            3,146
                                                                  --------         --------
Net Cash Provided by Operating Activities                         $ 14,085         $ 16,585
                                                                  ========         ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                      (In thousands except per share data)


SIGNIFICANT EVENTS
DISCONTINUED OPERATIONS - INFORMATION SOLUTIONS GROUP
On August 4, 2000, the company sold the assets of its Information Solutions segment to The Carlyle Group of Washington D.C. for cash of $360,000. The company expects to record an after-tax gain on the sale in the fourth quarter of fiscal year 2000. The company expects to use proceeds from the sale to fund growth initiatives, share repurchases and debt reduction, as well as for general corporate purposes. The Information Solutions segment manufactures and distributes printed business forms and systems, custom continuous and snap out forms, specialty printed products and forms management services to general business markets. Revenues and expenses of the Information Solutions segment have been reclassified to discontinued operations in the company's statements of consolidated income. Information Solutions assets and liabilities have been reclassified to the line captioned, assets held for sale, in the company's condensed consolidated balance sheet. Cash flows from discontinued operations of the Information Solutions segment have been reported as a single line in the company's statement of condensed consolidated cash flows. Financial statements for prior periods have been restated to be consistent with this new presentation.

BUSINESS COMBINATIONS
On May 19, 2000, the company purchased the outstanding membership interests of the HAC Group LLC, the leading provider of learning, customer relationship management and Web services to automobile retailers and manufacturers. The privately-held HAC Group had revenues of $65,000 in 1999. The purchase price of $129,461 consisted of $97,461 of cash and the issuance of 1,221,840 Class A common shares. Under terms of the purchase agreement, the company may be required to make additional payments of up to $60,000 contingent on the operating results of the business purchased. The company expects about $.01 per share of earnings dilution from HAC for the next several quarters from amortization of intangible assets, interest on the cash portion of the purchase price and the issuance of additional shares.

In May 2000, the company, the Dealer Services and Claims Solutions Groups of Automatic Data Processing, Inc. and CCC Information Services, Inc. signed a definitive agreement forming a new independent company, named ChoiceParts, LLC, that will develop an electronic parts network for the automotive parts market. The company contributed its existing parts locator business and in-process software development of a web-based parts locator product to ChoiceParts in exchange for a 33.5% common equity interest in ChoiceParts and $1,075 of preferred equity interest. The company also made a capital contribution to ChoiceParts of $1,675. The company's existing parts locator business had revenues of nearly $12,000 in fiscal year 1999. The company expects about $.02 per share of earnings dilution for the next several quarters from the contribution of its existing parts locator business and recognition of the company's share of ChoiceParts losses.

On October 1, 1999, the company purchased substantially all net assets of Sterling Direct, Inc. for $26,020 of cash. Sterling Direct, a provider of direct marketing services located in St. Louis, has annual revenues of about $28,000. Sterling Direct provides a full range of direct marketing services from strategic marketing program development to output management and campaign analysis and reporting. Sterling Direct also provides database management services, custom programming, telemarketing and billing statement services. Sterling Direct results were included in discontinued operations and these assets will be part of the sale of the Information Solutions Group.

DISCONTINUED OPERATIONS - HEALTHCARE SYSTEMS
In September 1998, the company's board of directors approved a plan to discontinue operations of the company's Healthcare Systems segment. This separate segment provided computer systems products and services to hospital-based and office-based physicians. In October 1998, the company sold essentially all net assets of its Healthcare Systems segment to InfoCure Corporation for about $50,000. The company recorded a gain on the sale of $5,785 or $.07 per diluted share in the first quarter of fiscal year 1999. The operating results of the Healthcare Systems segment have been presented as discontinued operations in the statements of consolidated income.

ACCOUNTING CHANGE
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced Automotive Solutions' computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share during the six months ended March 31, 1999. The company completed the transition period for the adoption of SOP 97-2 as of March 31, 1999, and there was no impact on the third quarter 1999 operating results.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                        Three Months                                Nine Months
                                         -----------------------------------------  ---------------------------------------------
                                           2000        1999      Change       %       2000        1999       Change         %
                                                                            Change                                        Change
                                         ----------------------------------------------------------------------------------------
Net Sales and Revenues                   $235,746    $216,166    $19,580       9%   $677,569    $609,460     $68,109          11%
Gross Profit                             $126,516    $113,613    $12,903      11%   $366,468    $316,938     $49,530          16%
Operating Income                         $ 39,068    $ 40,052    $  (984)     -2%   $124,192    $113,024     $11,168          10%
Income From Continuing Operations        $ 21,024    $ 23,437    $(2,413)    -10%   $ 69,631    $ 64,400     $ 5,231           8%
Income From Discontinued Operations      $  4,269    $  7,820    $(3,551)    -45%   $ 19,930    $ 20,367     $  (437)         -2%
Gain on Sale of Discontinued             $      0    $      0    $     0            $      0    $  5,785     $(5,785)
Operations
Net Income                               $ 25,293    $ 31,257    $(5,964)    -19%   $ 89,561    $ 90,552     $  (991)         -1%
Earnings Per Common Share (Diluted)
    Income From Continuing Operations    $   0.26    $   0.29    $ (0.03)    -10%   $   0.87    $   0.80     $  0.07           9%
    Income From Discontinued             $   0.05    $   0.10    $ (0.05)    -50%   $   0.25    $   0.26     $ (0.01)         -4%
Operations
    Gain on Sale of Discontinued         $   0.00    $   0.00    $  0.00            $   0.00    $   0.07     $ (0.07)
Operations
    Net Income                           $   0.31    $   0.39    $ (0.08)    -21%   $   1.12    $   1.13     $ (0.01)         -1%

EXCLUDING EFFECT OF ACCOUNTING CHANGE
Net Sales and Revenues                   $235,746    $216,166    $19,580       9%   $677,569    $627,396     $50,173           8%
Gross Profit                             $126,516    $113,613    $12,903      11%   $366,468    $328,143     $38,325          12%
Operating Income                         $ 39,068    $ 40,052    $  (984)     -2%   $124,192    $123,648     $   544           0%

Consolidated revenues grew 9% in the third quarter and 11% through nine months with the acquisition of the HAC Group LLC contributing revenues of $13,249. Revenues from the company's parts locator business, contributed to ChoiceParts, were $1,804 less than last year in the third quarter and $1,319 less year-to-date. Excluding the effect of the HAC acquisition and the parts locator divestiture, revenues grew 4% for the third quarter and 9% for the nine months, as a result of higher recurring service revenues.

Consolidated operating income was 16.6% of revenues for the third quarter and 18.3% through nine months versus 18.5% for both periods last year (excluding the accounting change, operating margin was 19.7% last year for the nine months). The decline in operating margins (excluding last year's accounting change) from last year primarily resulted from the company's increased investments in research and development efforts related to product development. The company also incurred $1,350 of reorganization costs in the third quarter. In the fourth quarter, the company will record additional reorganization costs necessary to reduce its cost structure to a level appropriate for the ongoing automotive business. These costs will include severance and outplacement costs for employees terminated in July 2000 and plant closing costs related to closing the Oklahoma City plant, also announced in July 2000.

Equity in net losses of affiliated companies increased $1,685 for the third quarter and $1,680 for the nine months. The higher losses resulted from new equity investments in ChoiceParts and e-fin,an internet-based solution that connects automotive retailers and financial institutions, and additional losses in Kalamazoo Computer Group. The company's share of Kalamazoo's losses grew by $1,144 for the quarter and $770 year-to-date because of reorganization costs, asset write-offs and losses from operations.

Income from continuing operations declined from last year for the third quarter reflecting additional losses from the equity investment in Kalamazoo, reorganization costs and dilution from the HAC acquisition. HAC generated positive operating income during the third quarter, but operating income was less than interest costs. Income from discontinued operations represents income from the company's Information Solutions segment. Information Solutions income was less than last year because of lower operating margins and the write-off of an asset as a result of the divestiture. Last year's gain on sale of discontinued operations represents the gain on the sale of the company's Healthcare systems segment.

During the third quarter net earnings per share declined a greater percentage than net income primarily as a result of the 1,222 shares issued in the HAC acquisition. Last year's nine months net income included the negative effect of the accounting change that was essentially offset by the gain on the sale of the Healthcare Systems segment. Annualized return on average shareholders' equity was 22.7%, compared to 27.1% at June 30, 1999.

AUTOMOTIVE SOLUTIONS

                                                          Three Months                                  Nine Months
                                         ---------------------------------------------------------------------------------------
                                           2000         1999       Change         %       2000        1999      Change       %
                                                                               Change                                     Change
                                         ---------------------------------------------------------------------------------------
Net Sales and Revenues
    Computer Services                    $136,871     $111,905     $24,966       22%    $377,804    $320,997    $56,807      18%
    Computer Systems Products            $ 43,382     $ 46,395     $(3,013)      -6%    $131,229    $119,396    $11,833      10%
    Business Forms                       $ 45,747     $ 47,924     $(2,177)      -5%    $138,511    $140,023    $(1,512)     -1%
                                         ---------------------------------              -------------------------------
    Total Net Sales and Revenues         $226,000     $206,224     $19,776       10%    $647,544    $580,416    $67,128      12%
Gross Profit                             $126,516     $113,613     $12,903       11%    $366,468    $316,938    $49,530      16%
    Gross Margin                             56.0%        55.1%                             56.6%       54.6%
SG&A Expenses                            $ 93,045     $ 79,011     $14,034       18%    $258,657    $219,538    $39,119      18%
    % of Revenues                            41.2%        38.3%                             40.0%       37.8%
Operating Income                         $ 33,471     $ 34,602     $(1,131)      -3%    $107,811    $ 97,400    $10,411      11%
    Operating Margin                         14.8%        16.8%                             16.6%       16.8%

EXCLUDING EFFECT OF ACCOUNTING CHANGE
Net Sales and Revenues
    Computer Services                    $136,871     $111,905     $24,966       22%    $377,804    $320,997    $56,807      18%
    Computer Systems Products            $ 43,382     $ 46,395     $(3,013)      -6%    $131,229    $137,332    $(6,103)     -4%
    Business Forms                       $ 45,747     $ 47,924     $(2,177)      -5%    $138,511    $140,023    $(1,512)     -1%
                                         ---------------------------------              -------------------------------
    Total Net Sales and Revenues         $226,000     $206,224     $19,776       10%    $647,544    $598,352    $49,192       8%
Gross Profit                             $126,516     $113,613     $12,903       11%    $366,468    $328,143    $38,325      12%
    Gross Margin                             56.0%        55.1%                             56.6%       54.8%
SG&A Expenses                            $ 93,045     $ 79,011     $14,034       18%    $258,657    $220,119    $38,538      18%
    % of Revenues                            41.2%        38.3%                             40.0%       36.7%
Operating Income                         $ 33,471     $ 34,602     $(1,131)      -3%    $107,811    $108,024    $  (213)      0%
    Operating Margin                         14.8%        16.8%                             16.6%       18.1%

Automotive Solutions revenues increased in third quarter because of growth in computer services revenues and the acquisition of the HAC Group LLC. Year-to-date revenues increased primarily because of continued strong growth in computer services revenues. Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, increased for both the third quarter and nine months primarily because of the increased number of ERA dealer management software applications supported and the growth of newer service offerings. Computer services revenues continued to grow and comprise a greater portion of total revenues.

One-time sales of computer systems products declined from last year (excluding the effect of the accounting change), for both the quarter and nine months, because of a decline in the number of ERA dealer management systems and electronic parts catalogs (EPC) systems sold. Last year both ERA and EPC sales benefited from customer conversions to year 2000 compliant products. During the first nine months of fiscal year 2000, computer systems orders declined from last year and resulted in lower systems order backlogs.

Automotive business forms sales declined from last year for both the quarter and nine months as the technology shift to laser printing continued. (The company includes its laser printing equipment and support revenues in computer systems products and services, and related forms and supplies sales in business forms products. Growth of laser products revenues continued to be strong during the first nine months of fiscal year 2000.)

Automotive gross profit margins increased over last year primarily as a result of the growth in higher margin computer services revenues. Gross profit margins on Automotive business forms continued to be strong.

SG&A expenses, as a percentage of revenues, increased over last year primarily because of increased research and development (R&D) expenses. R&D expenses increased $6,906 for the third quarter and $15,574 year-to-date as the company increased development of new products for the automotive marketplace. The company also incurred $1,350 of reorganization costs in the third quarter.

Operating margins declined from last year primarily as a result of the higher R&D expenses. Also impacting operating margins was the acquisition of HAC Group LLC that lowered operating margins .7% in the third quarter and .3% for the nine months.

FINANCIAL SERVICES

                                           Three Months                               Nine Months
                             ------------------------------------------- -----------------------------------------
                                 2000       1999     Change    % Change      2000      1999      Change   % Change
                             -------------------------------------------------------------------------------------
Net Sales and Revenues          $9,746     $9,942    $(196)       -2%      $30,025   $29,044       $981       3%
Operating Income                $5,597     $5,450      $147        3%      $16,381   $15,624       $757       5%
    Operating Margin              57.4%      54.8%                            54.6%     53.8%

Financial Services interest revenues increased over last year for both the third quarter and nine months because of higher interest bearing finance receivable balances. Total finance receivable balances declined slightly from last year because of the decline in sales of automotive computer systems products. However, interest bearing finance receivables increased 5% over last year as the backlog of non-interest bearing finance receivables was reduced. Finance receivables do not begin earning interest until installation of the computer system has been completed. The average interest rate earned on the finance receivable balances was slightly less than last year. Total Financial Services revenues declined slightly from last year in the third quarter as a result of lower gains on lease buyouts.

Financial Services' interest rate spread remained strong at 3.2% through nine months, compared to 3.7% last year. The interest rate spread declined primarily because of higher interest rates on borrowings. Bad debt expenses were $652 less than last year in the third quarter and $839 less than last year through nine months.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During May 2000, the company entered into a $20,000 interest rate swap in connection with obtaining $20,000 of variable rate debt.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Automotive Solutions continued to provide strong cash flows from operating activities during the first nine months of the fiscal year. Operating cash flows were $100,939 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures of $50,051. During the first nine months of the fiscal year the company also capitalized $15,989 of software licensed to customers, representing primarily internal capitalization. Capital expenditures in the ordinary course of business, including building costs, are anticipated to be about $65,000 to $70,000 in fiscal year 2000. During fiscal year 2000, the company began construction of a $40,000 building to be completed in 2002. This building represents phase two at the company's Dayton campus and will include a state of the art customer center. The company expects to spend about $15,000 to $20,000 on this building in fiscal year 2000. In May 2000, the company purchased the outstanding membership interests of the HAC Group LLC for cash of $97,461 and the issuance of 1,222 Class A common shares.

Cash flows from discontinued operations represent cash flows from the company's Information Solutions segment, including the October 1999 purchase of Sterling Direct for $26,020.

Financial services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total automotive solutions debt) to capitalization (total automotive solutions debt plus shareholders' equity) was 27.7% at June 30, 2000 compared to 26.7% at September 30, 1999. Remaining credit available under committed revolving credit agreements was $42,725 at June 30, 2000. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash flow from operations, proceeds from the sale of the Information Solutions segment and cash available from committed credit agreements will be sufficient to fund normal operations over the next year.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. These cash flows resulted primarily from income as a result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund Financial Services' receivables and business combinations. In fiscal year 1997, the company filed a shelf registration statement with the SEC whereby the company can issue up to $300,000 of notes. Through June 30, 2000, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond next year.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of August 10, 2000, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

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

The company has conducted an active share repurchase program during recent years to provide additional returns to shareholders. During the first nine months of fiscal year 2000, the company repurchased 1,000 Class A common shares for $19,885 ($19.88 per share). On June 20, 2000 the board of directors authorized an additional 5,000 shares for repurchase. As of June 30, 2000 the company could repurchase an additional 6,679 Class A common shares under existing board of directors' authorizations.

MARKET RISKS
INTEREST RATES
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less.

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

Because fixed rate finance receivables are directionally funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations in Canada, which accounted for 6% of net sales and revenues for the nine months ended June 30, 2000. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At June 30, 2000, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at June 30, 2000, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

COMMODITIES
The company is exposed to changes in the cost of paper, a key raw material in the production of automotive business forms. The company has attempted to limit this exposure by consolidating its purchases among a few suppliers and negotiating longer-term contracts that limit the amount and frequency of price increases and generally delay the effective date of the increase. When paper costs increase, historically the company has been able to increase the sales prices of its automotive business forms products and substantially maintain its profit margins. Historically, the company has not used financial instruments to manage its exposure to changes to the cost of paper. Because the company has historically been able to raise sales prices to substantially offset higher paper costs, management believes that a 10% change in paper costs would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTER
See Note 9 to the Consolidated Financial Statements for a discussion of an environmental contingency.

FACTORS THAT MAY AFFECT FUTURE RESULTS
Certain statements in this Management's Discussion and Analysis of the Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management's judgment, beliefs, current trends and market conditions. Forward-looking statements made by the company may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. The company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See also the discussion of factors that may affect future results contained in the company's Current Report on Form 8-K filed with the SEC on August 11, 2000, which we incorporate herein by reference.

                      PART II - OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

             See Note 4 to the Consolidated Financial Statements for a discussion of the company's divestiture of its Information Solutions segment.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits

                      10 Material Contracts
                      Purchase Agreement by and between The Reynolds and Reynolds Company and ISG Acquisition Corporation dated June 19, 2000.

                      27 Financial Data Schedules

             (b)      Reports on Form 8-K

                      On April 10, 2000 the company filed a report on Form 8-K disclosing the intent to sell or spin-off its Information Solutions Group.

                      On August 11, 2000 the company filed a report on Form 8-K updating disclosures regarding certain factors that may affect future results of the company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE REYNOLDS AND REYNOLDS COMPANY




Date  August 11, 2000                         /s/ Dale L. Medford
     ----------------------                   -------------------
                                              Dale L. Medford
                                              Corporate Vice President, Finance
                                              and Chief Financial Officer