Form 10-K
period 2000-09-30
REYNOLDS & REYNOLDS CO
filed 2000-12-29
CIK 83588

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
              FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

                           COMMISSION FILE NO. 1-10147

                        THE REYNOLDS AND REYNOLDS COMPANY
             (Exact name of registrant as specified in its charter)

                  OHIO                            31-0421120
         (State of Incorporation)        (IRS Employer Identification No.)
                             115 SOUTH LUDLOW STREET
                               DAYTON, OHIO 45402
                    (Address of principal executive offices)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (937) 485-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 CLASS A COMMON SHARES (NO PAR VALUE)               NEW YORK STOCK EXCHANGE
 -------------------------------------              -----------------------
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

The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of December 18, 2000, was $1,428,783,698.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 18, 2000:

   Class A Common Shares: 71,734,015 (exclusive of 20,417,380 Treasury shares)
                        Class B Common Shares: 20,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of Proxy Statement for 2001 Annual Meeting of Shareholders

                                     PART I
                             (Dollars in thousands)

ITEM 1.  BUSINESS

The Reynolds and Reynolds Company (the "company") was founded in 1866 and has been an Ohio corporation since 1889. The company's services include a full range of retail and enterprise management systems, networking and support, e-business applications, Web services, learning and consulting services, customer relationship management solutions and leasing services. During the year, the company underwent a major transformation on several fronts.

First, the company focused its strategies and efforts on the rapidly transforming automotive retailing technology marketplace. A significant element of that strategy was the sale of the Information Solutions Group, the company's document business.

Second, the company embarked on a multi-faceted plan to expand the scope of its solutions and to augment existing offerings. As part of this plan, the company joined forces with other industry leaders to form ChoiceParts LLC, an independent B2B company that provides an online parts exchange which enables buyers and sellers in the parts supply chain to instantly locate, order and sell repair parts. In addition, the company also acquired HAC Group, LLC, the world's leading provider of learning, customer relationship management (CRM) and e-business services to automotive retailers and manufacturers, and, in a transaction concluded in November, 2000, the company acquired DealerKid, a premier provider of electronic customer marketing and relationship management software and services for automotive retailers in the U.S. and Canada.

Third, the company effected an internal transformation to streamline the organization and position the business and support units to move at the pace required to be the leading provider of integrated information management solutions to the automotive retailing marketplace. This effort included staffing reductions and a company-wide reorganization around solutions business units
(SBUs). For reporting purposes, the company aggregated similar SBUs into four segments.

The Dealer Management Solutions segment consists of the Retail Management Solutions, Information Output Services systems and Info-Structure Services SBUs. These SBUs provide integrated computer systems products and related services. Products include integrated software packages, computer hardware and installation of hardware and software. Services include customer training, hardware maintenance and software support.

The Documents segment represents the Information Output Services' documents SBU. This segment manufactures and distributes printed business forms to automotive retailers.

The Professional Services segment consists of the Reynolds Transformation Services, eMarkets and Consumer Loyalty Solutions SBUs and the Information Output Services IntelliPath system business line. This segment provides specialized training, consulting services, Web services and customer relationship management products and services.

The Financial Services segment provides financing for the company's computer systems products through the company's wholly-owned subsidiary, Reyna Capital Corporation. Reyna's portfolio also includes a number of finance receivables for computer systems previously offered by the Healthcare Systems division that was sold in 1998.


                      FINANCIAL INFORMATION ABOUT SEGMENTS
                       AND FOREIGN AND DOMESTIC OPERATIONS

See Note 12 to the Consolidated Financial Statements on page 44 for financial and descriptive information about the business segments described above.


                                  NEW PRODUCTS

The company introduced a number of new products and services during the past year. Those new products included:

- The company added Internet connectivity and bi-directional access to its ERA2 retail management system data through a secure online network, transforming the industry's leading retail management system into a powerful e-marketing tool.

- The company launched Cyber Car e-business marketing, technology and consulting services in Canada. Cyber Car provides Internet retailing solutions to dealers in more than 20 countries.
- The company introduced AutoNotice.com, an Internet-based customer relationship management system that sends personalized service reminders and special promotional offers to automotive retailers' customers via e-mail.
- The company seamlessly plugged automobile retailers into the Internet with the introduction of ERA3(TM) featuring ConsumerReach(TM), the most enhanced, integrated set of retail management capabilities in the industry.


                                  RAW MATERIALS

Computer hardware and peripherals are essential to the company. It purchases these products from a variety of suppliers. The hardware platform for the ERA system is supplied by Hewlett-Packard. If this source of supply were to be interrupted, some delay would occur in converting to a new platform. The company historically has not experienced difficulties in obtaining hardware and peripherals, nor does it reasonably foresee difficulty in obtaining them in the future on competitive terms and conditions.


                     PATENTS, TRADEMARKS AND RELATED RIGHTS

Except as described below, the company does not have any patents, trademarks, licenses, franchises or concessions which are material to an understanding of its business.

The company's trademark REYNOLDS & REYNOLDS(R) is associated with many goods and services provided by the company. In the automotive systems market, the company has a number of direct and indirect distribution and licensing arrangements with equipment vendors and software providers relating to certain components of the company's products, including the principal operating systems. These arrangements are in the aggregate, but not individually (except for the operating systems), material to the company's business.


                                   COMPETITION

The company is North America's leading provider of integrated retail management solutions to automotive retailers.

The company's main competitor in the Dealer Management Solutions segment is the Dealer Services division of Automatic Data Processing, Inc. ("ADP"). ADP's assets and financial resources substantially exceed those of the company. Together, the two suppliers provide a significant share of the information management systems for automotive retailers in the United States and Canada.

The company's Documents segment has a leading market share position but experiences energetic competition from local printing brokers and regional printers across the United States and Canada.

The company is expanding and supplementing its solutions in the Professional Services segment. That segment experiences competition from hundreds of providers.

The company believes it competes by providing high value-added products, services and solutions that satisfy market needs and use current technology to provide additional value and to improve price and performance. By specializing in a particular niche market, the company has emphasized reliable and responsive service, broad industry knowledge and long-term relationships to meet customer needs more effectively.

No single customer accounts for five percent or more of the company's revenues.

                                     BACKLOG

The backlog represents orders for computer systems or documents which have not yet been shipped to customers, and deferred revenues (orders which have been shipped but not yet recognized in revenues). At December 1, 2000, the dollar value of the product backlog including software license fees is estimated to be $28,066 compared to $41,773 last year. The company anticipates the backlog to be recognized as revenue during fiscal year 2001.


                            RESEARCH AND DEVELOPMENT

During fiscal 2000, the company continued its substantial investment in research and development to deliver new and enhanced solutions for customers. Expenditures for those activities were $75,925 in 2000, $52,232 in 1999 and $43,584 in 1998.


                            ENVIRONMENTAL PROTECTION

The company believes that it is in substantial compliance with all applicable federal, state and local statutes concerning environmental protection. The company has not experienced any material costs in this regard. The U.S. Environmental Protection Agency has designated the company as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act at one environmental remediation site and the company has also been named as a defendant in a cost recovery lawsuit in Dayton, Ohio, regarding another environmental remediation site. (See Note 13 to the Consolidated Financial Statements, page 45.)


                                    EMPLOYEES

On September 30, 2000, the company and its subsidiaries employed 4,945 persons.


ITEM 2.  PROPERTIES

As of September 30, 2000, the company owned and operated three forms manufacturing plants in the United States encompassing approximately 543,000 square feet. Corporate headquarters is located in Dayton, Ohio, in several buildings owned by the company which contain more than 700,000 square feet. In addition, the company leases approximately 30 sales offices throughout the country.

In early 1999 the company completed the first phase of a new Dayton facility (240,000 square feet which is included in the 700,000 square feet noted in the first paragraph). The new campus provides an environment that fosters high-level creative thinking and enhances the company's ability to attract and retain a very high quality workforce. In the fall of 1999, the company broke ground on phase two (352,000 square feet) of the new facility. See Note 1 to the Consolidated Financial Statements on page 29.

The company is scheduled to close its Oklahoma City manufacturing facility during the first quarter of fiscal 2001. In addition, eight sales offices will be closed effective December 31, 2000.


ITEM 3.  LEGAL PROCEEDINGS

Relevant information appears in Note 13 to the Consolidated Financial Statements on page 45.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

                  (Dollars in thousands except per share data)


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The company's Class A Common Shares are listed on the New York Stock Exchange. There is no principal market for the Class B Common Shares. The company also has an authorized class of 60 million preferred shares with no par value. As of the filing of this report, the company currently has no agreements or commitments with respect to the sale or issuance of the preferred shares except as described in Note 8 to the Consolidated Financial Statements, page 38.

Information on market prices and dividends is set forth below:

                              CLASS A COMMON SHARES SALE PRICES

                                2000                          1999
                                -----                         ----
    Fiscal Quarter      High              Low         High              Low
    --------------      ----              ---         ----              ---
        First          $22.88            $17.88      $22.94            $16.50
        Second         $29.81            $19.31      $23.25            $17.75
        Third          $27.81            $18.25      $23.44            $18.31
        Fourth         $19.81            $16.19      $25.13            $20.38


                                     CASH DIVIDENDS PAID

                           Class A Common                   Class B Common
                           --------------                   --------------

        Months         2000              1999          2000                1999
        ------         -----             -----         -----               ----
       January          $.11              $.10       $.0055               $.005
        April           $.11              $.10       $.0055               $.005
         June           $.11              $.10       $.0055               $.005
      September         $.11              $.10       $.0055               $.005


As of December 18, 2000, there were approximately 3,444 holders of record of Class A Common Shares and one holder of record of Class B Common Shares.

                        FIVE-YEAR SELECTED FINANCIAL DATA
                  (Dollars in thousands except per share data)


For The Years Ended September 30                         2000           1999            1998           1997          1996
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED
Net Sales and Revenues
   Automotive solutions                              $884,175       $798,747        $746,348       $687,980      $637,337
   Financial services                                  40,206         38,674          34,497         30,383        26,263
                                                   ----------     ----------      ----------     ----------    ----------
   Total net sales and revenues                      $924,381       $837,421        $780,845       $718,363      $663,600
                                                   ==========     ==========      ==========     ==========    ==========
Income from Continuing Operations                     $88,440        $87,891         $91,703        $53,668       $77,113
   Basic earnings per common share                      $1.14          $1.12           $1.15           $.66          $.94
   Diluted earnings per common share                    $1.11          $1.09           $1.13           $.64          $.91
Net Income                                           $116,596       $122,721        $103,107        $59,219       $93,738
   Basic earnings per common share                      $1.50          $1.57           $1.30           $.73         $1.14
   Diluted earnings per common share                    $1.47          $1.53           $1.27           $.70         $1.10
Return on Equity                                         24.2%          28.3%           26.8%          16.1%         26.6%
Cash Dividends Per Class A Common Share                  $.44           $.40            $.36           $.32          $.25
Book Value Per Outstanding Common Share                 $6.68          $5.98           $5.14          $4.55         $4.55
Assets
   Automotive solutions                           $   796,164    $   752,599     $   666,584    $   644,714      $534,697
   Financial services                                 421,129        427,591         411,159        373,175       313,282
                                                   ----------     ----------      ----------     ----------    ----------
   Total assets                                    $1,217,293     $1,180,190      $1,077,743     $1,017,889      $847,979
                                                   ==========     ==========      ==========     ==========      ========
Long-Term Debt
   Automotive solutions                              $111,124       $163,111        $160,346       $170,150     $  84,601
   Financial services                                 126,868        154,040         145,460        137,455        93,589
                                                   ----------     ----------      ----------     ----------    ----------
   Total long-term debt                              $237,992       $317,151        $305,806       $307,605      $178,190
                                                   ==========     ==========      ==========     ==========      ========
Number of Employees                                     4,945          9,083           9,152          9,138         7,544

AUTOMOTIVE SOLUTIONS (excluding Financial Services)
Current Ratio                                            1.97           1.87            1.41           1.05          1.26
Net Property, Plant and Equipment                    $138,108       $104,106         $93,900       $104,066      $100,764
Total Debt                                           $116,838       $168,825        $166,837       $189,426       $99,092
Total Debt to Capitalization                             19.0%          26.7%          29.2%           34.2%         21.0%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (In thousands except per share data)

SIGNIFICANT EVENTS
During fiscal year 2000, the company undertook several initiatives to sharpen its focus on the opportunities within automotive retailing, including the sale of its Information Solutions segment and the acquisition of HAC Group, LLC. As a result of these initiatives, the company believes it is well positioned to lead the transformation of automotive retailing with a broad array of information technology products and services.

DISCONTINUED OPERATIONS
On August 4, 2000, the company sold the assets of its Information Solutions segment to The Carlyle Group for $360,000 cash. This segment manufactured and distributed printed business forms and provided forms management services to general business markets. The company recorded an after-tax gain on the sale of $10,853 or $.14 per diluted share in the fourth quarter of fiscal year 2000. The company expects to use proceeds from the sale to fund growth initiatives, share repurchases and debt reduction, as well as for general corporate purposes. Revenues and expenses of the Information Solutions segment were reclassified to discontinued operations in the company's statements of consolidated income. Cash flows from discontinued operations of the Information Solutions segment have been reported as a single line in the company's statements of condensed consolidated cash flows. Financial statements for prior periods have been reclassified to be consistent with this new presentation.

In September 1998, the company's board of directors approved a plan to discontinue operations of the Healthcare Systems segment. This separate segment provided computer systems products and services to hospital-based and office-based physicians. In October 1998, the company sold essentially all net assets of its Healthcare Systems segment to InfoCure Corporation for about $50,000. The company recorded an after-tax gain on the sale of $5,785 or $.07 per diluted share in the first quarter of fiscal year 1999. The operating results of the Healthcare Systems segment have been presented as discontinued operations in the statements of consolidated income. See Note 2 to the Consolidated Financial Statements for more information on discontinued operations.

RESTRUCTURING CHARGES
During the fourth quarter of fiscal year 2000, the company approved a plan of restructuring and recorded a pre-tax charge of $10,560 or $6,230 after taxes ($.08 per diluted share). This charge consisted of $4,751 of employee termination benefits, $4,715 of retirement costs and $1,094 of lease obligations. Employee termination benefits represent severance and outplacement benefits for 252 employees, 135 of which were in administrative positions. The remaining 117 employees worked at the Oklahoma City manufacturing facility that will be closed during the first quarter of fiscal year 2001. Retirement costs represent pension and other postretirement benefits in excess of regular plan benefits. Lease obligations represent remaining lease payments in excess of sublease rentals for sales offices vacated by the company. See Note 3 to the Consolidated Financial Statements for more information on restructuring charges.

SEGMENT REPORTING
In the fourth quarter of fiscal year 2000, the company reorganized into a number of solutions business units (SBUs) to serve the automotive market. The company aggregated these SBUs into four reportable segments. See Note 12 to the Consolidated Financial Statements for more information on segment reporting.

BUSINESS COMBINATIONS
In May 2000, the company purchased the outstanding membership interests of HAC Group, LLC, the leading provider of learning, customer relationship management and Web services to automobile retailers and manufacturers. The privately-held HAC Group had revenues of $65,000 in 1999. The purchase price of $124,660 consisted of $97,460 of cash and the issuance of 1,222 restricted Class A common shares.

In May 2000, the company and other industry partners formed a new independent company, named ChoiceParts LLC, that is developing an electronic parts exchange for the automotive parts market. The company contributed its existing parts locator business, which had annual revenues of nearly $12,000, and in-process software development of a Web-based parts locator product to ChoiceParts in exchange for a minority equity interest, consisting of both common and preferred interests. The company also made a capital contribution to ChoiceParts of $1,675. See Note 4 to the Consolidated Financial Statements for more information on business combinations.

ACCOUNTING CHANGE
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced Dealer Management Solutions' computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share during the six months ended March 31, 1999. The company completed the transition period for the adoption of SOP 97-2 as of March 31, 1999, and there was no impact on the second half of fiscal year 1999 operating results.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                                               2000 vs. 1999           1999 vs. 1998
                                            2000        1999         1998         Change                   Change
---------------------------------------------------------------------------------------------------------------------------
Net sales and revenues                  $924,381    $837,421     $780,845     $86,960         10%      $56,576          7%
Gross profit                            $498,737    $433,369     $400,079     $65,368         15%      $33,290          8%
Operating income                        $155,209    $153,922     $162,685      $1,287          1%     ($8,763)         -5%
Income from continuing operations        $88,440     $87,891      $91,703        $549          1%     ($3,812)         -4%
Discontinued operations                  $28,156     $34,830      $11,404    ($6,674)        -19%      $23,426        205%
Net income                              $116,596    $122,721     $103,107    ($6,125)         -5%      $19,614         19%
Basic earnings per share
    Income from continuing                 $1.14       $1.12        $1.15       $0.02          2%      ($0.03)         -3%
operations
    Net income                             $1.50       $1.57        $1.30     ($0.07)         -4%        $0.27         21%
Diluted earnings per share
    Income from continuing                 $1.11       $1.09        $1.13       $0.02          2%      ($0.04)         -4%
operations
    Net income                             $1.47       $1.53        $1.27     ($0.06)         -4%        $0.26         20%

Consolidated net sales and revenues grew 10% in fiscal year 2000 and 7% in fiscal year 1999. The acquisition of HAC Group contributed $32,000 of revenues in fiscal year 2000. Excluding the effect of the HAC acquisition, consolidated net sales and revenues increased 7% in fiscal year 2000. Consolidated revenues increased each year primarily as a result of growth in recurring computer services revenues.

Consolidated gross profit represented 56.4% of Automotive Solutions revenues (excluding Financial Services revenues) in 2000, compared to 54.3% in 1999 and 53.6% in 1998. Gross profit margins increased in both years, primarily as a result of growth in Dealer Management Solutions' recurring computer services revenues.

As a percentage of revenues, consolidated operating income was 16.8% in 2000 (17.9% excluding restructuring charges) compared to 18.4% in 1999 (19.2% excluding the accounting change) and 20.8% in 1998. Excluding restructuring charges, fiscal year 2000 operating margins declined from fiscal year 1999, primarily because of increased research and development (R&D) expenses for new products and services. R&D expenses were $75,925 in 2000, $52,232 in 1999 and $43,584 in 1998. Fiscal year 1999 operating margins declined from 1998 primarily because of higher R&D expenses for new products and services and investments in internal systems. The company invested in an enterprise resource planning (ERP) system and incurred ERP related expenses of about three cents per share during fiscal year 2000 and about five cents per share in fiscal year 1999.

Interest expense was $7,441 in 2000, $10,282 in 1999 and $12,795 in 1998.
Interest expense declined over the three years because of debt repayments and capitalization of interest expense for software development and construction of an office building. Interest income was $6,736 in 2000, $6,737 in 1999 and $2,269 in 1998. The increase in 1999 interest income over 1998 resulted from higher cash balances from strong operating cash flows and the sale of the Healthcare Systems segment. Equity in net losses of affiliated companies was $4,416 in 2000, $1,520 in 1999 and $1,984 in 1998. The higher losses in fiscal year 2000 resulted from new equity investments in ChoiceParts and e-fin LLC, an Internet-based solution that connects automotive retailers and financial institutions, and additional losses from Kalamazoo Computer Group. See Note 1 to the Consolidated Financial Statements for additional disclosures about the company's investment in Kalamazoo. Other income was greater in 1999 because of gains from the sales of several smaller product lines.

The effective income tax rate was 41.1% in 2000, compared to 41.5% in 1999 and 38.9% in 1998. The 1998 tax rate reflected a $4,971 gain from the favorable resolution of several tax audits. Excluding this gain, the 1998 tax rate would have been 42.2%. The effective tax rate has declined over the three years because of lower state income tax rates.

Income from continuing operations reflected $6,230 of after-tax restructuring charges in 2000 and $6,204 of after-tax accounting change in 1999. Excluding these items, income from continuing operations was $94,670 in 2000, $94,095 in 1999 and $91,703 in 1998. Related earnings per share amounts were $1.19 in 2000, $1.17 in 1999 and $1.13 in 1998. In fiscal year 2000, return on average shareholders' equity was 24.2%, compared to 28.3% in 1999 and 26.8% in 1998.

DEALER MANAGEMENT SOLUTIONS

                                                                                2000 vs. 1999           1999 vs. 1998
                                              2000        1999        1998         Change                  Change
---------------------------------------------------------------------------------------------------------------------------
Net sales and revenues
    Computer services                     $389,151    $355,238    $318,223     $33,913         10%        $37,015      12%
    Computer systems products             $165,952    $171,057    $181,109    ($5,105)         -3%      ($10,052)      -6%
                                       -----------  ----------  ----------  -----------                 ----------
    Total net sales and revenues          $555,103    $526,295    $499,332     $28,808          5%        $26,963       5%
Gross profit                              $320,502    $282,098    $257,043     $38,404         14%        $25,055      10%
    % of revenues                            57.7%       53.6%       51.5%
SG&A expenses                             $219,485    $202,195    $157,155     $17,290          9%        $45,040      29%
    % of revenues                            39.5%       38.4%       31.5%
Operating income                          $101,017     $79,903     $99,888     $21,114         26%      ($19,985)     -20%
    % of revenues                            18.2%       15.2%       20.0%

Dealer Management Solutions revenues grew 5% in both fiscal years 2000 and 1999 as growth in computer services revenues more than offset declines in computer systems products sales. Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, increased for both years primarily because of the increased number of ERA retail management software applications supported. The company also increased sales prices to offset inflation each year. Fiscal year 2000 sales of computer systems products declined from last year (which included the $17,936 negative effect of the accounting change) primarily because of a decline in the number of ERA retail management systems sold. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was $31,000 at September 30, 2000 compared to $44,000 last year. In fiscal year 1999, sales of computer systems products increased 5%, excluding the effect of the accounting change, because of higher revenues from sales of ERA systems and revenues related to several car company programs.

Gross profit margins increased in both fiscal years 2000 and 1999 because of the growth in higher margin recurring service revenues. Gross margins on recurring service revenues also increased each year because of economies of scale in supporting the greater number of software applications. In the fourth quarter of fiscal year 2000, the company recorded a $4,264 obligation related to a software development contract. Excluding this expense, selling, general and administrative (SG&A) expenses were 38.8% of revenues in fiscal year 2000, compared to 38.4% last year. In fiscal year 1999, SG&A expenses increased from 31.5% of revenues in fiscal year 1998. In fiscal year 1999, the company increased R&D expenses for product development and also invested in an ERP system for internal use.

DOCUMENTS

                                                                            2000 vs. 1999          1999 vs. 1998
                                          2000        1999        1998         Change                  Change
----------------------------------------------------------------------------------------------------------------------
Net sales and revenues                $184,280    $187,771    $189,772     ($3,491)        -2%   ($2,001)         -1%
Gross profit                          $115,295    $119,684    $122,259     ($4,389)        -4%   ($2,575)         -2%
    % of revenues                        62.6%       63.7%       64.4%
SG&A expenses                          $75,710     $69,711     $69,354       $5,999         9%       $357          1%
    % of revenues                        41.1%       37.1%       36.5%
Operating income                       $39,585     $49,973     $52,905    ($10,388)       -21%   ($2,932)         -6%
    % of revenues                        21.5%       26.6%       27.9%

Documents sales volumes have declined each of the last two years because of the technology shift to laser printing. The company expects the shift toward laser printing to continue. Revenues from sales of laser printing equipment and services were included in the Dealer Management Solutions and Professional Services segments. The company also raised sales prices during the last two years to offset higher paper costs. Gross profit margins remained very strong over the three-year period. In fiscal year 2000, SG&A expenses increased over 1999 and 1998 primarily as a result of software development costs related to Web-enabled products and processes.

PROFESSIONAL SERVICES

                                                                               2000 vs. 1999           1999 vs. 1998
                                            2000        1999         1998         Change                   Change
---------------------------------------------------------------------------------------------------------------------------
Net sales and revenues                  $144,792     $84,681      $57,244     $60,111         71%      $27,437         48%
Gross profit                             $62,940     $31,587      $20,777     $31,353         99%      $10,810         52%
    % of revenues                          43.5%       37.3%        36.3%
SG&A expenses                            $58,768     $28,105      $27,431     $30,663        109%         $674          2%
    % of revenues                          40.6%       33.2%        47.9%
Operating income                          $4,172      $3,482     ($6,654)        $690         20%      $10,136
    % of revenues                           2.9%        4.1%       -11.6%

Professional Services revenues grew in fiscal year 2000, in part, because of the acquisition of HAC Group, which contributed $32,000 of revenues. Excluding HAC revenues, Professional Services revenues increased 33% in 2000 and 48% in 1999. This strong internal sales growth resulted primarily from growth in revenues of newer products such as CarPoint, IntelliPath and CreditMaster. Consumer Loyalty Solutions revenues declined in 2000 because of lower volume, after recording strong growth in 1999.

Gross profit margins increased in fiscal year 2000 because of the strong growth in IntelliPath revenues. In fiscal year 1999 gross profit margins increased slightly. In fiscal year 2000, SG&A expenses increased because of higher R&D expenses. The amortization of intangible assets from the HAC acquisition was also included in fiscal year 2000 SG&A expenses. SG&A expenses increased slightly in fiscal year 1999.

Operating income has increased each of the last two years even as the company has invested in R&D and completed the acquisition of HAC Group.

FINANCIAL SERVICES

                                                                               2000 vs. 1999           1999 vs. 1998
                                            2000        1999         1998         Change                   Change
---------------------------------------------------------------------------------------------------------------------------
Net sales and revenues                   $40,206     $38,674      $34,497      $1,532          4%       $4,177         12%
Operating income                         $20,995     $20,564      $16,546        $431          2%       $4,018         24%
    % of revenues                          52.2%       53.2%        48.0%

In fiscal year 2000, Financial Services revenues grew because average interest bearing finance receivables increased 4% as non-interest bearing receivables were converted into interest bearing receivables. In fiscal year 1999, Financial Services revenues increased primarily because average interest bearing finance receivables grew 8% as a result of computer systems sales growth (excluding the accounting change). In fiscal year 1999, higher gains on lease buyouts also contributed to the revenue increase. The average interest rate earned on the portfolio of finance receivables was relatively stable over the last three years.

Financial Services interest rate spread remained strong at 3.1% in 2000, compared to 3.7% in 1999 and 3.2% in 1998. The change in the interest rate spread was primarily the result of changes in borrowing rates on debt that increased in fiscal year 2000, after declining in fiscal year 1999. Bad debt expenses were $2,360 in 2000, $2,550 in 1999 and $2,395 in 1998.


LIQUIDITY AND CAPITAL RESOURCES
AUTOMOTIVE SOLUTIONS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)
Automotive Solutions continued to provide strong cash flows from operating activities in fiscal year 2000. Net cash provided by operating activities was $107,114 in 2000. In fiscal year 2000, operating cash flow resulted primarily from income from continuing operations adjusted for noncash charges, such as depreciation and amortization. This strong cash flow funded the company's investments for normal operations and capital expenditures of $65,677, which included $15,763 for the construction of a new office building near Dayton, Ohio. During fiscal year 2000, the company also capitalized $20,258 of software licensed to customers, representing capitalization of payroll and related costs for employees and independent contractors. Fiscal year 2001 capital expenditures and capitalized software licensed to customers in the ordinary course of business are anticipated to be about $70,000. Fiscal year 2001 capital expenditures include about $30,000 for the new office building. In August 2000, the company received about $360,000 of proceeds from the sale of the Information Solutions segment. These proceeds will be used to fund growth initiatives, share repurchases and debt reduction, as well as for general corporate purposes. See the shareholders' equity caption of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS
Financial Services operating cash flow, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total Automotive Solutions debt) to capitalization (total Automotive Solutions debt plus shareholders' equity) was 19.0% at September 30, 2000 and 26.8% at September 30, 1999. During fiscal year 2000, the company retired debt associated with the Information Solutions segment with proceeds from the sale. Remaining credit available under a revolving credit agreement was $111,000 at September 30, 2000. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances of $205,455 at September 30, 2000, cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 2001 normal operations. Cash balances are placed in short-term investments until such time as needed. See Note 1 to the Consolidated Financial Statements for a description of cash investments.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. In fiscal year 1997, the company filed a shelf registration statement with the Securities and Exchange Commission whereby the company can issue up to $300,000 of notes. Through September 30, 2000, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond fiscal year 2001. See Note 7 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of November 14, 2000, none of these preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for those described in Note 8 to the Consolidated Financial Statements.

The company paid cash dividends of $34,130 in 2000, $31,316 in 1999 and $28,604 in 1998. Dividends per Class A common share were $.44 in 2000, $.40 in 1999 and $.36 in 1998. Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends each year since its initial public offering in 1961.

The company repurchased $101,018 of Class A common shares in 2000, $55,679 in 1999 and $35,583 in 1998. Average prices paid per share were $18.41 in 2000, $20.69 in 1999 and $19.77 in 1998. As of September 30, 2000, the company could repurchase an additional 6,190 Class A common shares under existing board of directors' authorizations.

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

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations, primarily in Canada, which accounted for 6% of net sales and revenues in 2000. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At September 30, 2000, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at September 30, 2000, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTERS
See Note 13 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARDS
See Note 14 to the Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risks" section in Management Discussion and Analysis (Part II, Item 7 of this report on pages 11 and 12).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 14 of Part IV (pages 13) of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, background information and business experience for each of the company's directors and nominees are incorporated herein by reference to the section of the company's Proxy Statement for its 2001 Annual Meeting of Shareholders captioned "PROPOSAL I - ELECTION OF DIRECTORS."


                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the company, as of December 18, 2000, are:


NAME                  AGE   POSITION
-------               ---   --------

David R. Holmes       60    Chairman of the Board
Lloyd G. Waterhouse   49    President and Chief Executive Officer
Dale L. Medford       50    Vice President, Finance and Chief Financial Officer,
                            and Director
Douglas M. Ventura    40    General Counsel and Secretary
Michael J. Gapinski   50    Treasurer and Assistant Secretary

A description of prior positions held by executive officers of the company within the past 5 years, to the extent applicable, is as follows:

Mr. Holmes has been Chairman of the Board since November 2000; prior thereto, Chairman of the Board and Chief Executive Office from May 1999 to November 2000; and prior thereto Chairman of the Board, President and Chief Executive Officer.

Mr. Waterhouse has been President and Chief Executive Officer since November 2000; prior thereto President and Chief Operating Officer from May 1999 to November 2000; prior thereto General Manager of E-Business Services for IBM Corporation from July 1998 to May 1999; prior thereto General Manager of Marketing & Business Development for IBM Global Services from 1996 to July 1998; and prior thereto Director of Strategy for IBM from 1994-1995.

Mr. Ventura has been General Counsel and Secretary since September 2000; prior thereto was Associate General Counsel and Assistant Secretary from September 1996 to September 2000; prior thereto partner, Coolidge Wall Womsley & Lombard Co., LPA.

All other executive officers of the company have held their positions for at least 5 years.

ITEM 11. EXECUTIVE COMPENSATION

Information on compensation of the company's executive officers and directors is incorporated herein by reference to the section of the company's Proxy Statement for its 2001 Annual Meeting of Shareholders captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of Common Shares of the company beneficially owned by each five percent shareholder, director or current nominee for director, officer and by all directors and officers as a group as of December 18, 2000 is incorporated herein by reference to the section of the company's Proxy Statement for its 2001 Annual Meeting of Shareholders captioned "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the company's Proxy Statement for its 2001 Annual Meeting of Shareholders captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


                                     PART IV
                             (Dollars in thousands)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

      The following consolidated financial statements of the company are set forth on pages 25 through 48.

         Statements of Consolidated Income - For The Years Ended
                  September 30, 2000, 1999 and 1998

         Consolidated Balance Sheets - September 30, 2000 and 1999

         Statements of Consolidated Shareholders' Equity and Comprehensive
                  Income - For The Years Ended September 30, 2000, 1999 and 1998

         Statements of Condensed Consolidated Cash Flows - For the Years Ended
                  September 30, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements (Including Supplementary
                  Data)

(a)(2) FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2000 ARE ATTACHED HERETO:

                 Schedule II       Valuation Accounts           Page 49

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   EXHIBITS

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (3)(a)             Amended Articles of Incorporation,  Restatement effective February 9, 1995; incorporated by reference to Exhibit A of the company's  definitive  proxy statement dated January 5,
                          1995 filed with the Securities and Exchange Commission.

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

       ------------------ -----------------------------------------------------------------------------------------
       (10)(d) *          Employment Agreement with Rodney A. Hedeen dated February 1, 1997; incorporated by reference to Exhibit (10)(e) to Form 10-K for the fiscal year ended September 30, 1997.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(e) *          General Form of Change in Control  Severance  Agreement  between the company and each of the following  officers:  Adam M. Lutynski,  Dale L. Medford and Thomas J. Momchilov and
                          Douglas M.  Ventura,  effective  August 17, 1998;  incorporated  by reference to Exhibit
                          (10)(g) to Form 10-K for the fiscal year ended September 30, 1998.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(f) *          General form of Indemnification  Agreement between the company and each of its directors dated as of December 1, 1989;  incorporated by reference to Exhibit (10)(m) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(g) *          Amended  and  Restated  Stock  Option  Plan  --  1989,  effective  September  29,  1993;
                          incorporated  by  reference  to Exhibit  (10)(l) to Form 10-K for the fiscal  year ended
                          September 30, 1993.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(h) *          Stock  Option  Plan - 1995;  incorporated  by  reference  to Exhibit B of the  company's definitive  proxy statement dated January 5, 1995;  incorporated by reference to Exhibit
                          (10)(l) to Form 10-K for the fiscal year ended September 30, 1995.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(i) *          The Reynolds and Reynolds Company Supplemental Retirement Plan; incorporated by reference to Exhibit (10)(G) to Form 10-K for the fiscal year ended September 30, 1980.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(j) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan;  Amendment  No. 2,
                          adopted on August 17, 1982;  incorporated  by reference to Exhibit  (10)(j) to Form 10-K for the fiscal year ended September 30, 1982.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(k) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 3,
                          adopted on August 16, 1983;  incorporated  by reference to Exhibit  (10)(j) to Form 10-K for the fiscal year ended September 30, 1983.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(l) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 4,
                          adopted on November 6, 1984;  incorporated  by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1984.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(m) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 5,
                          adopted on May 13, 1985;  incorporated  by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1985.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(n) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 6,
                          adopted on February 11, 1986;  incorporated by reference to Exhibit (10)(r) to Form 10-K for the fiscal year ended September 30, 1986.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(o) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 7,
                          adopted on August 12, 1986;  incorporated  by reference to Exhibit  (10)(s) to Form 10-K for the fiscal year ended September 30, 1986.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(p) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 8,
                          adopted on February 10, 1987;  incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1987.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(q) *          The  Reynolds  and Reynolds  Company  Supplemental  Retirement  Plan,  Amendment  No. 9,
                          adopted on August 11, 1987;  incorporated  by reference to Exhibit  (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.

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

       ------------------ -----------------------------------------------------------------------------------------
       (10)(s) *          The  Reynolds  and  Reynolds  Company  Restated  Supplemental  Retirement  Plan  adopted
                          November 9, 1988;  incorporated  by reference  to Exhibit  (10)(ee) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(t) *          Resolution  of the  Board of  Directors  amending  The  Reynolds  and  Reynolds  Company
                          Supplemental  Retirement Plan dated as of December 1, 1989; incorporated by reference to
                          Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(u) *          Resolution  of the  Board of  Directors  amending  The  Reynolds  and  Reynolds  Company
                          Supplemental  Retirement  Plan  (Amendment  No.  1),  dated  as of  November  13,  1990;
                          incorporated  by  reference  to Exhibit  (10)(ff) to Form 10-K for the fiscal year ended
                          September 30, 1990.

       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(v) *          Resolution  of the  Board of  Directors  amending  The  Reynolds  and  Reynolds  Company
                          Supplemental  Retirement Plan (Amendment No. 2), dated as of July 23, 1991; incorporated by reference to Exhibit  (10)(dd) to Form 10-K for the fiscal year ended  September  30,
                          1991.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(w) *          The Reynolds and Reynolds Company Supplemental  Retirement Plan Amendment No. 3, adopted
                          August 8, 1995;  incorporated  by  reference  to Exhibit  (10)(dd)  to Form 10-K for the fiscal year ended September 30, 1995.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(x) *          The Reynolds and Reynolds Company Supplemental  Retirement Plan Amendment No. 4, adopted
                          March 14,  1997;  incorporated  by  reference  to Exhibit  (10)(dd) to Form 10-K for the fiscal year ended September 30, 1997.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(y) *          The Reynolds and Reynolds Company Supplemental  Retirement Plan Amendment No. 5, adopted
                          May 18, 1998, as filed herewith;  incorporated by reference to Exhibit  (10)(ff) to Form
                          10-K for the fiscal year ended September 30, 1998.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(z) *          Description of The Reynolds and Reynolds  Company  Annual  Incentive  Compensation  Plan
                          adopted as of October 1, 1986;  incorporated  by  reference  to Exhibit  (10)(t) to Form
                          10-K for the fiscal year ended September 30, 1987.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(aa) *         Description of The Reynolds and Reynolds Company Amended and Restated Annual Incentive
                          Compensation Plan effective October 1, 1995; incorporated by reference to (10)(ff) to Form
                          10-K for the fiscal year ended September 30, 1995.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(bb) *         Description of The Reynolds and Reynolds Company Intermediate Incentive Compensation Plan
                          adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(v) to Form 10-K for the fiscal year ended September 30, 1987.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(cc) *         Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                          Intermediate Incentive Compensation Plan dated as of December 1, 1989; incorporated by reference to Exhibit (10)(jj) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(dd) *         A performance-based incentive compensation plan for the Chief Executive Officer and those other officers permitted under Internal Revenue Code Section 162(m) incorporated by reference to Proposal II within the company's definitive proxy statement dated January 4,
                          2000 filed with the Securities and Exchange Commission.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(ee) *         The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1995.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(ff) *         The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 1, adopted
                          December 19, 1996; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(gg) *         The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 2, adopted
                          August 11, 1997; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(hh)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                          Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 3, adopted
                          September 22, 1998, as filed herewith; incorporated by reference to Exhibit (10)(oo) to
                          Form 10-K for the fiscal year ended September 30, 1998.

       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (10)(ii) *         General  Form of  Deferred  Compensation  Agreement  between the company and each of the following  officers:  R. H. Grant,  III, David R. Holmes,  Dale L. Medford and Robert C.
                          Nevin;  incorporated  by reference  to Exhibit  (10)(p) to Form 10-K for the fiscal year ended September 30, 1983.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(jj) *         Resolution  of the Board of Directors  and General Form of Amendment  dated  December 1,
                          1989 to the  Deferred  Compensation  Agreements  between  the  company  and  each of the following  officers:  R. H. Grant,  III, David R. Holmes,  Dale L. Medford and Robert C.
                          Nevin;  incorporated by reference to Exhibit  (10)(fff) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(kk)           General Form of Collateral  Assignment  Split-Dollar  Insurance Agreement and Policy and
                          Non-Qualified  Compensation  and Disability  Benefit  Agreement  between the company and each of the following officers:  Michael J. Gapinski, R. H. Grant, III, David R. Holmes,
                          Adam M.  Lutynski,  Dale L.  Medford and Robert C. Nevin;  incorporated  by reference to
                          Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1985.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(ll) *         Resolution  of the Board of Directors  and General Form of Amendment  dated  December 1,
                          1989 to the  Non-Qualified  Compensation and Disability  Benefit between the company and each of the  following  officers:  Michael J.  Gapinski,  R. H.  Grant,  III,  Rodney A.
                          Hedeen,  David R.  Holmes,  Adam M.  Lutynski,  Dale L.  Medford  and  Robert C.  Nevin;
                          incorporated  by reference  to Exhibit  (10)(hhh) to Form 10-K for the fiscal year ended
                          September 30, 1989.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(mm)           Agreement  dated  March 11,  1963,  between  the  company  and  Richard H.  Grant,  Jr., restricting  transfer of Class B Common Stock of the company;  incorporated by reference to Exhibit 9 to Registration Statement No. 2-40237 on Form S-7.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(nn)           Amendment dated February 14, 1984 to Richard H. Grant, Jr.'s Agreement restricting transfer of Class B Common Stock of the company dated March 11, 1963; incorporated by reference to Exhibit (10)(u) to Form 10-K for the fiscal year ended September 30, 1984.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(oo)           Agreement  and  Plan of  Merger  dated  April  20,  1996  among  the  company,  Delaware
                          Acquisition  Co. and Duplex  Products Inc.;  incorporated by reference to Exhibit (c)(1)
                          to the company's  schedule 14 D-1 filed with the Securities  and Exchange  Commission on
                          April 22, 1996.

       ------------------ -----------------------------------------------------------------------------------------
       (10)(pp)           Asset  Purchase  Agreement  dated as of September 28, 1998 by and among The Reynolds and
                          Reynolds Company, InfoCure Corporation and Thoroughbred Acquisition,  Inc. and Amendment
                          No. 1 dated as of October 22, 1998;  incorporated  by reference to Exhibit (c)(2) to the company's filing on Form 8-K dated November 9, 1998. (File No. 001-10147)

       ------------------ -----------------------------------------------------------------------------------------
       (10)(qq)           Purchase Agreement dated as of June 19, 2000, by and between The Reynolds and Reynolds
                          Company and ISG Acquisition Corp.; incorporated by reference to the company's Form 10-Q filed August 14, 2000.

       ------------------ -----------------------------------------------------------------------------------------
       (11)               Not applicable

       ------------------ -----------------------------------------------------------------------------------------
       (12)               Not applicable

       ------------------ -----------------------------------------------------------------------------------------
       (13)               Not applicable

       ------------------ -----------------------------------------------------------------------------------------
       (18)               Not applicable

       ------------------ -----------------------------------------------------------------------------------------
       (21)               List of subsidiaries (See Page 50)

       ------------------ -----------------------------------------------------------------------------------------

       ------------------ -----------------------------------------------------------------------------------------
       Exhibit No.        Item
       ------------------ -----------------------------------------------------------------------------------------
       (22)               Not applicable

       ------------------ -----------------------------------------------------------------------------------------
       (23)               Consent of Independent Auditors (See Page 24)

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

(b)      REPORTS ON FORM 8-K.

During the quarter ended September 30, 2000, we reported items under Item 5 of Form 8-K on July 11, 2000 and August 11, 2000.

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

Please refer to Part IV, Item 14(a)(3) beginning on page 14.

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


  ---------------------------------------------------------------------------

          The Company will provide a copy of its 2000 Annual Report to
                      Shareholders upon written request to:

                 DOUGLAS M. VENTURA, GENERAL COUNSEL & SECRETARY
                        THE REYNOLDS AND REYNOLDS COMPANY
                                 P. O. BOX 2608
                               DAYTON, OHIO 45401

                     Or by calling: 1-888-4REYREY (473-9739)

  ---------------------------------------------------------------------------

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                      THE REYNOLDS AND REYNOLDS COMPANY


                                By    /S/ DOUGLAS M. VENTURA
                                ------------------------------------------------

                                      DOUGLAS M. VENTURA
                                      General Counsel and Secretary

Date:    December 29, 2000

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Date:    December 29, 2000
                                By    /S/ DAVID R. HOLMES
                                ------------------------------------------------

                                      DAVID R. HOLMES
                                      Chairman of the Board


Date:    December 29, 2000
                                By     /S/ LLOYD G. WATERHOUSE
                                ------------------------------------------------

                                      LLOYD G. WATERHOUSE
                                      President and Chief Executive Officer
                                      and Director
                                      (Principal Executive Officer)



Date:    December 29, 2000
                                By     /S/ DALE L. MEDFORD
                                ------------------------------------------------

                                      DALE L. MEDFORD
                                      Vice President, Finance and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer) and Director


Date:    December 29, 2000
                                By     /S/ JAMES L. ARTHUR
                                ------------------------------------------------

                                      JAMES L. ARTHUR, Director


Date:    December 29, 2000
                                By     /S/ DR. DAVID E. FRY
                                ------------------------------------------------

                                      DR. DAVID E. FRY, Director

Date:    December 29, 2000
                                By     /S/ RICHARD H. GRANT, III
                                ------------------------------------------------

                                      RICHARD H. GRANT, III, Director


Date:    December 29, 2000
                                By     /S/ CLEVE L. KILLINGSWORTH, JR.
                                ------------------------------------------------

                                      CLEVE L. KILLINGSWORTH, JR.
                                      Director


Date:    December  29, 2000
                                By     /S/ ALLAN Z. LOREN
                                ------------------------------------------------

                                      ALLAN Z. LOREN, Director


Date:    December 29, 2000
                                By     /S/ EUSTACE W. MITA
                                ------------------------------------------------

                                      EUSTACE W. MITA
                                      General Manager, Sales and Reynolds'
                                      Transformation Services and Director


Date:    December 29, 2000
                                By     /S/ PHILIP A. ODEEN
                                ------------------------------------------------

                                      PHILIP A. ODEEN, Director


Date:    December 29, 2000
                                By     /S/ DONALD K. PETERSON
                                ------------------------------------------------

                                      DONALD K. PETERSON, Director

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(a)(1) and (2); 14(c) and (d)
                  Financial Statements, Schedules and Exhibits
                          Year Ended September 30, 2000
                        The Reynolds and Reynolds Company
                                  Dayton, Ohio

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY


November 14, 2000

To Our Shareholders:

The management of The Reynolds and Reynolds Company is responsible for accurately and objectively preparing the company's consolidated financial statements. These statements are prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. Management believes that the financial information in this annual report is free from material misstatement.

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

The company's independent auditors, Deloitte & Touche LLP, perform an independent audit of the company's consolidated financial statements. They have access to minutes of board meetings, all financial information and other corporate records. Their audit is conducted in accordance with auditing standards generally accepted in the United States of America and includes consideration of the system of internal controls. Their report is included in this annual report on page 23.

Another level of control resides with the audit committee of the company's board of directors. The committee, comprised of five directors who are not members of management and are "independent" as defined by our policy and NYSE listing standards, oversees the company's financial reporting process. They recommend to the board, subject to shareholder approval, the selection of the company's independent auditors. They discuss the overall audit scope and the specific audit plans with the independent auditors and the internal auditors. This committee also meets regularly (separately and jointly) with the independent auditors, the internal auditors and management to discuss the results of those audits, the evaluation of internal controls, the quality of financial reporting and specific accounting and reporting issues.



Lloyd G. "Buzz" Waterhouse                        Dale L. Medford
President and                                     Vice President, Finance
Chief Executive Officer                           and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders of The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 2000 and 1999, and the related statements of consolidated income, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule included at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


Dayton, Ohio
November 14, 2000

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in The Reynolds and Reynolds Company (1) Registration Statement No. 33-56045 on Form S-8, (2) Post-Effective Amendment No. 1 to Registration Statement No. 333-12681 on Form S-8, (3) Registration Statement No. 333-16583 on Form S-3, (4) Registration Statement No. 333-18585 on Form S-3, (5) Registration Statement No. 333-41983 on Form S-3, (6) Registration Statement No. 333-41985 on Form S-3, (7) Post-Effective Amendment No. 1 to Registration Statement No. 33-51895 on Form S-3, (8) Pre-Effective Amendment No. 1 to Registration Statement No. 33-58877 on Form S-3, (9) Pre-Effective Amendment No. 1 to Registration Statement No. 33-61725 on Form S-3, (10) Registration Statement No. 33-59615 on Form S-3, (11) Registration Statement No. 33-59617 on Form S-3, (12) Registration Statement No. 333-12967 on Form S-3, (13) Registration Statement No. 333-72639 on Form S-3, (14) Registration Statement No. 333-85177 on Form S-8, (15) Registration Statement No. 333-85179 on Form S-8, (16) Registration Statement No. 333-85551 on Form S-8, (17) Registration Statement No. 333-94687 on Form S-3, and (18) Registration Statement No. 333-30090 on Form S-8, of our report dated November 14, 2000, appearing in this Annual Report on Form 10-K of The Reynolds and Reynolds Company for the year ended September 30, 2000, and to the reference to Deloitte & Touche LLP under the heading "Experts" in the respective Prospectuses, which is part of each of the above Registration Statements.


DELOITTE & TOUCHE LLP
Dayton, Ohio
December 28, 2000

                        STATEMENTS OF CONSOLIDATED INCOME
                      (In thousands except per share data)

For The Years Ended September 30                                     2000             1999              1998
------------------------------------------------------------------------------------------------------------
Net Sales and Revenues
   Automotive solutions
     Services                                                    $521,032         $439,427          $375,467
     Products                                                     363,143          359,320           370,881
                                                              -----------      -----------       -----------
     Total automotive solutions                                   884,175          798,747           746,348
   Financial services                                              40,206           38,674            34,497
                                                              -----------      -----------       -----------
   Total net sales and revenues                                   924,381          837,421           780,845
                                                              -----------      -----------       -----------

Costs and Expenses
   Cost of sales
     Services                                                     188,971          159,218           146,311
     Products                                                     196,467          206,160           199,958
                                                              -----------      -----------       -----------
     Total cost of sales                                          385,438          365,378           346,269
   Selling, general and administrative expenses                   353,963          300,011           253,940
   Restructuring charges                                           10,560
   Financial services                                              19,211           18,110            17,951
                                                              -----------      -----------       -----------
   Total costs and expenses                                       769,172          683,499           618,160
                                                              -----------      -----------       -----------
Operating Income                                                  155,209          153,922           162,685
                                                              -----------      -----------       -----------
Other Charges (Income)
   Interest expense                                                 7,441           10,282            12,795
   Interest income                                                 (6,736)          (6,737)           (2,269)
   Equity in net losses of affiliated companies                     4,416            1,520             1,984
   Other                                                              (54)          (1,498)               83
                                                              -----------      -----------       -----------
   Total other charges                                              5,067            3,567            12,593
                                                              -----------      -----------       -----------
Income Before Income Taxes                                        150,142          150,355           150,092
Income Taxes                                                       61,702           62,464            58,389
                                                              -----------      -----------       -----------
Income from Continuing Operations                                  88,440           87,891            91,703
Income from Discontinued Operations                                17,303           29,045            11,404
Gains on Sales of Discontinued Operations                          10,853            5,785
                                                              -----------      -----------       -----------
Net Income                                                       $116,596         $122,721          $103,107
                                                              ===========      ===========       ===========

Basic Earnings Per Common Share
   Income from continuing operations                                $1.14            $1.12             $1.15
   Income from discontinued operations                               $.22             $.37              $.14
   Gains on sales of discontinued operations                         $.14             $.07
   Net income                                                       $1.50            $1.57             $1.30
   Average number of common shares outstanding                     77,474           78,254            79,451

Diluted Earnings Per Common Share
   Income from continuing operations                                $1.11            $1.09             $1.13
   Income from discontinued operations                               $.22             $.36              $.14
   Gains on sales of discontinued operations                         $.14             $.07
   Net income                                                       $1.47            $1.53             $1.27
   Average number of common shares and
     equivalents outstanding                                       79,499           80,340            81,146
   See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

September 30                                        2000             1999
--------------------------------------------------------------------------------

                           AUTOMOTIVE SOLUTIONS ASSETS
                           ---------------------------
Current Assets
  Cash and equivalents                        $   205,455      $   103,595
                                               ----------       ----------
  Accounts receivable (less allowance for
    doubtful accounts: 2000--$2,324;
    1999--$2,056)                                 127,314          105,228
                                               ----------       ----------
  Inventories
    Finished products                              14,360           15,816
    Work in process                                   480              837
    Raw materials and supplies                        447              518
                                               ----------       ----------
    Total inventories                              15,287           17,171
                                               ----------       ----------
  Deferred income taxes                            23,438           23,733
                                               ----------       ----------
  Prepaid expenses and other assets                12,052           14,008
                                               ----------       ----------
  Total current assets                            383,546          263,735
                                               ----------       ----------
Property, Plant and Equipment
  Land and improvements                            10,109           10,057
  Buildings and improvements                       66,429           64,103
  Computer equipment                              119,352          109,904
  Machinery and equipment                          42,693           37,451
  Furniture and other                              33,982           35,880
  Construction in progress                         31,778            9,023
                                               ----------       ----------
  Total property, plant and equipment             304,343          266,418
  Less accumulated depreciation                   166,235         162,312
                                               ----------       ----------
  Net property, plant and equipment               138,108          104,106
                                               ----------       ----------
Intangible Assets
  Goodwill                                         31,061           21,197
  Software licensed to customers                   39,479           20,326
  Other                                           118,575            1,681
                                               ----------       ----------
  Total intangible assets                         189,115           43,204
                                               ----------       ----------
Other Assets                                       85,395           80,794
                                               ----------       ----------
Net Assets of Discontinued Operations                              260,760
                                                                ----------
Total Automotive Solutions Assets                 796,164          752,599
                                               ----------       ----------

                            FINANCIAL SERVICES ASSETS
                            -------------------------
Finance Receivables                               420,588          426,751
Cash and Other Assets                                 541              840
                                               ----------       ----------
Total Financial Services Assets                   421,129          427,591
                                               ----------       ----------

TOTAL ASSETS                                   $1,217,293       $1,180,190
                                               ==========       ==========

See Notes to Consolidated Financial Statements.


                        AUTOMOTIVE SOLUTIONS LIABILITIES
                        --------------------------------
Current Liabilities
  Current portion of long-term debt         $       5,714    $       5,714
  Accounts payable
    Trade                                          42,514           37,974
    Other                                           4,862            5,835

  Accrued liabilities
    Compensation and related items                 59,282           45,623
    Income taxes                                   29,748
    Other                                          36,941           22,544
  Deferred revenues                                15,604           23,700
                                               ----------       ----------
  Total current liabilities                       194,665          141,390
                                               ----------       ----------
Long-Term Debt                                    111,124          163,111
                                               ----------       ----------
Other Liabilities
  Postretirement medical                           41,317           40,218
  Pensions                                         48,627           42,229
  Other                                             3,406              738
                                               ----------       ----------
  Total other liabilities                          93,350           83,185
                                               ----------       ----------
Total Automotive Solutions Liabilities            399,139          387,686
                                               ----------       ----------

                         FINANCIAL SERVICES LIABILITIES
                         ------------------------------
Notes Payable                                     212,176          219,423
Deferred Income Taxes                             103,591          106,232
Other Liabilities                                   3,893            3,414
                                               ----------       ----------
Total Financial Services Liabilities              319,660          329,069
                                               ----------       ----------

                                 SHAREHOLDERS' EQUITY
                                 --------------------
Capital Stock
  Preferred
  Class A common                                  124,247           78,598
  Class B common                                      625              625
Other Comprehensive Income                         (7,139)          (9,448)
Retained Earnings                                 380,761          393,660
                                               ----------       ----------
Total Shareholders' Equity                        498,494          463,435
                                               ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,217,293       $1,180,190
                                               ==========       ==========

See Notes to Consolidated Financial Statements.

    STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands except per share data)

For The Years Ended September 30                                          2000                 1999               1998
----------------------------------------------------------------------------------------------------------------------
Capital Stock
   Class A common
     Balance, beginning of year                                       $  78,598           $  57,610           $ 53,269
     Capital stock issued                                                46,842              19,101              5,967
     Capital stock repurchased                                           (5,653)             (1,991)            (1,206)
     Capital stock retired                                                 (808)             (1,163)            (1,463)
     Tax benefits from stock options                                      5,268               5,041              1,043
                                                                     ----------          ----------          ---------
     Balance, end of year                                               124,247              78,598             57,610
                                                                     ----------          ----------          ---------
   Class B common                                                           625                 625                625
                                                                     ----------          ----------          ---------
Other Comprehensive Income
   Balance, beginning of year                                            (9,448)             (9,727)            (5,481)
   Foreign currency translation                                            (645)                780             (1,487)
   Minimum pension liability                                              2,954                (501)            (2,759)
                                                                     ----------          ----------          ---------
   Balance, end of year                                                  (7,139)             (9,448)            (9,727)
                                                                     ----------          ----------          ---------
Retained Earnings
   Balance, beginning of year                                           393,660             355,943            315,817
   Net income                                                           116,596             122,721            103,107
   Cash dividends
     Class A common (2000--$.44 PER SHARE;
         1999--$.40 per share; 1998--$.36 per share)                    (33,690)            (30,916)           (28,244)
     Class B common (2000--$.022 PER SHARE;
         1999--$.02 per share; 1998--$.018 per share)                      (440)               (400)              (360)
   Capital stock repurchased                                            (95,365)            (53,688)           (34,377)
                                                                     ----------          ----------          ---------
Balance, end of year                                                    380,761             393,660            355,943
                                                                     ----------          ----------          ---------
Total Shareholders' Equity                                             $498,494            $463,435           $404,451
                                                                     ==========          ==========          =========

Comprehensive Income
   Net income                                                          $116,596            $122,721           $103,107
   Foreign currency translation                                            (645)                780             (1,487)
   Minimum pension liability                                              2,954                (501)            (2,759)
                                                                     ----------          ----------          ---------
   Total comprehensive income                                          $118,905            $123,000          $  98,861
                                                                     ==========          ==========          =========

See Notes to Consolidated Financial Statements.

                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (In thousands)

For The Years Ended September 30                                          2000                 1999               1998
----------------------------------------------------------------------------------------------------------------------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided by Operating Activities                           $107,114            $116,249             $130,347
                                                                    ----------          ----------            ---------
Cash Flows Provided by (Used for) Investing Activities
   Business combinations                                              (101,635)                                  (1,132)
   Capital expenditures                                                (65,677)            (35,944)             (17,909)
   Net proceeds from sales of assets                                     8,872               1,308                3,411
   Capitalization of software licensed to customers                    (20,258)            (16,038)              (4,048)
   (Advances to) repayments from financial services                     13,051               4,369               (5,375)
                                                                    ----------          ----------            ---------
   Net cash used for investing activities                             (165,647)            (46,305)             (25,053)
                                                                    ----------          ----------            ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                                                    47,145
   Principal payments on debt                                          (61,036)            (45,206)             (22,637)
   Cash dividends paid                                                 (34,130)            (31,316)             (28,604)
   Capital stock issued                                                 16,786              16,067                2,617
   Capital stock repurchased                                          (101,018)            (55,679)             (35,583)
                                                                    ----------          ----------            ---------
   Net cash used for financing activities                             (179,398)            (68,989)             (84,207)
                                                                    ----------          ----------            ---------
Effect of Exchange Rate Changes on Cash                                   (645)                780               (1,487)
                                                                    ----------          ----------            ---------
Net Cash Provided by Discontinued Operations                           340,436              61,880               12,776
                                                                    ----------          ----------            ---------
Increase in Cash and Equivalents                                       101,860              63,615               32,376
Cash and Equivalents, Beginning of Year                                103,595              39,980                7,604
                                                                    ----------          ----------            ---------
Cash and Equivalents, End of Year                                     $205,455            $103,595             $ 39,980
                                                                    ==========          ==========            =========

FINANCIAL SERVICES
Cash Flows Provided by Operating Activities                           $ 20,858            $ 19,580             $ 19,482
                                                                    ----------          ----------            ---------
Cash Flows Provided by (Used for) Investing Activities
   Finance receivables originated                                     (132,633)           (152,815)            (145,808)
   Collections on finance receivables                                  131,854             127,315              109,886
                                                                    ----------          ----------            ---------
   Net cash used for investing activities                                 (779)            (25,500)             (35,922)
                                                                    ----------          ----------            ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                                63,887              35,760               69,993
   Principal payments on debt                                          (71,134)            (26,898)             (57,746)
   Advances from (repayments to) automotive solutions                  (13,051)             (4,369)               5,375
                                                                    ----------          ----------            ---------
   Net cash provided by (used for) financing activities                (20,298)              4,493               17,622
                                                                    ----------          ----------            ---------
Increase (Decrease) in Cash and Equivalents                               (219)             (1,427)               1,182
Cash and Equivalents, Beginning of Year                                    675               2,102                  920
                                                                    ----------          ----------            ---------
Cash and Equivalents, End of Year                                   $      456           $     675             $  2,102
                                                                    ==========          ==========            =========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its domestic and foreign subsidiaries and present details of revenues, expenses, assets, liabilities and cash flows for both Automotive Solutions and Financial Services. Automotive Solutions is comprised of the company's Dealer Management Solutions, Documents and Professional Services segments. Financial Services is comprised of Reyna Capital Corporation, the company's wholly owned financial services subsidiary and a similar operation in Canada. In accordance with industry practice, the assets and liabilities of Automotive Solutions are classified as current or noncurrent and those of Financial Services are unclassified. Intercompany balances and transactions are eliminated.

USE OF ESTIMATES

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments. The use of estimates and judgments may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CASH AND EQUIVALENTS

For purposes of reporting cash flows, cash and equivalents includes cash on hand, cash deposits and investments with maturities of three months or less at the time of purchase. The carrying amount of these short-term investments approximates fair value.

CONCENTRATIONS OF CREDIT RISK

The company is a leading provider of information management systems and services to automotive retailers. Substantially all finance receivables and accounts receivable are from automotive retailers.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of business forms inventories are determined by the last-in, first-out (LIFO) method. At September 30, 2000 and 1999, LIFO inventories were $5,360 and $7,776, respectively. These inventories determined by the first-in, first-out (FIFO) method would increase by $4,067 in 2000 and $3,606 in 1999. For other inventories, comprised primarily of computer equipment, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful service lives of the assets or asset groups, principally on the straight-line method for financial reporting purposes. Estimated asset lives are:

                                                                       Years
--------------------------------------------------------------------------------
Land improvements                                                         10
Buildings and improvements                                             3--33
Computer equipment                                                      3--5
Machinery and equipment                                                3--20
Furniture and other                                                    3--15

INTANGIBLE ASSETS

The excess of cost over net assets of companies acquired is recorded as goodwill and amortized on a straight-line basis over five to twenty years. Amortization expense was $7,003 in 2000, $7,278 in 1999 and $12,710 in 1998. At September 30,
2000 and 1999, accumulated amortization was $44,238 and $42,406, respectively.

The company capitalizes certain costs of developing its software products. Upon completion of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from five to seven years. Amortization expense for software licensed to customers was $1,105 in 2000, $1,308 in 1999 and $5,539 in 1998. September 30, 2000 and 1999, accumulated amortization was $46,696 and $45,654, respectively. During the fourth quarter of fiscal year 2000, the company recorded a $4,264 obligation related to a software development contract.

Other intangible assets are amortized over periods ranging from three to twenty years. Amortization expense was $4,777 in 2000, $483 in 1999 and $1,998 in 1998. At September 30, 2000 and 1999, accumulated amortization was $7,113 and 3,095, respectively.

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

EQUITY INVESTMENT

The company owns 16,500 shares of Kalamazoo Computer Group plc of the United Kingdom, representing about 26% of the outstanding shares. This investment is accounted for under the equity method and the carrying value of $21,628 at September 30, 2000, was included with other assets in the company's consolidated balance sheets. The company recorded charges of $4,362 in 2000, $3,043 in 1999 and $3,225 in 1998, representing amortization of intangible assets and its share of Kalamazoo's net losses.

REVENUE RECOGNITION
ACCOUNTING CHANGE

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced Dealer Management Solutions' computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share during the six months ended March 31, 1999. The company completed the transition period for the adoption of SOP 97-2 as of March 31, 1999, and there was no impact on fiscal year 1999's third or fourth quarter operating results.

AUTOMOTIVE SOLUTIONS

Sales of computer hardware and business forms products are recorded when title passes upon shipment to customers. Revenues from software license fees are recorded over the installation period. Service revenues, which include computer hardware maintenance, software support and training are recorded ratably over the contract period or as services are performed.

FINANCIAL SERVICES

Financial Services revenues consist primarily of interest earned on financing the company's computer systems product sales. Revenues are recognized over the lives of financing contracts, generally four to eight years, using the interest method.

LEASE OBLIGATIONS

The company leases premises and equipment under operating lease agreements. Certain of these leases contain renewal and purchase options and residual value guarantees. As of September 30, 2000, future minimum lease payments relating to operating lease agreements were $49,266 with annual payments of $20,976 in 2001, $11,627 in 2002, $6,859 in 2003, $5,218 in 2004 and $2,233 in 2005. Rental
expenses were $25,188 in 2000, $19,868 in 1999 and $19,650 in 1998.

PURCHASE COMMITMENTS

At September 30, 2000, the company had a purchase commitment of about $18,000 for the construction of a new office building near Dayton, Ohio. The building is expected to be completed in 2002 at an estimated cost of about $45,000.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. These costs were $75,925 in 2000, $52,232 in 1999 and $43,584 in 1998.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiary because, for the most part, those earnings are permanently reinvested. Undistributed earnings of the foreign subsidiary at September 30, 2000, were $31,896. The calculation of the unrecognized deferred income tax liability on these earnings is not practicable.

EARNINGS PER COMMON SHARE

Basic earnings per common share (EPS) is computed by dividing income by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing income by the weighted average number of common shares and common share equivalents outstanding during each year. The weighted average number of common shares outstanding assumed that Class B common shares were converted into Class A common shares. The company's common share equivalents represent the effect of employee stock options.



                                                       2000      1999      1998
--------------------------------------------------------------------------------
Average number of common shares outstanding
   (used to determine basic EPS)                     77,474    78,254    79,451
Effect of employee stock options                      2,025     2,086     1,695
                                                     ------    ------    ------
Average number of common shares and equivalents
   outstanding (used to determine diluted EPS)       79,499    80,340    81,146
                                                     ======    ======    ======

Employee stock options to purchase 4,092, 2,617 and 2,956 of common stock were outstanding during 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

2.  DISCONTINUED OPERATIONS

On August 4, 2000, the company sold the net assets of its Information Solutions segment to The Carlyle Group for cash of $360,000 and recorded an after-tax gain of $10,853 (net of income taxes of $31,181) or $.14 per diluted share. The Information Solutions segment manufactured and distributed printed business forms and provided forms management services to general business markets. Revenues and expenses of the Information Solutions segment have been reclassified to discontinued operations in the company's statements of consolidated income. Revenues reclassified to discontinued operations were $661,570 in 2000, $725,610 in 1999 and $705,118 in 1998. Income from discontinued operations of $17,303 in 2000, $29,045 in 1999 and $21,853 in 1998
has been presented net of income taxes of $13,022 in 2000, $19,853 in 1999 and $15,897 in 1998. Cash flows from discontinued operations have been reported as a single line in the company's statements of condensed consolidated cash flows. Information Solutions' assets and liabilities have been reclassified to the line captioned, net assets of discontinued operations, in the company's September 30, 1999 consolidated balance sheet.

On October 23, 1998, the company sold essentially all net assets of its Healthcare Systems segment to InfoCure Corporation for about $50,000. The proceeds consisted of about $40,000 of cash with the balance in subordinated notes. The company recorded a gain on the sale of $5,785 (net of income taxes of $2,064) or $.07 per diluted share. About $1,200 of Healthcare Systems operating losses (net of income taxes of about $800) from October 1, 1998 through October 23, 1998, were included in the determination of the gain on the sale of the Healthcare Systems segment. Revenues and expenses of the Healthcare Systems segment have been reclassified to discontinued operations in the company's statement of consolidated income. Revenues reclassified to discontinued operations were $48,226 in 1998. Losses from discontinued operations of $10,449 in 1998 were presented net of income tax benefits of $6,177. Cash flows from discontinued operations have been reported as a single line in the company's statement of condensed consolidated cash flows.


3.  RESTRUCTURING CHARGES

During the fourth quarter of fiscal year 2000, the company completed the sale of the Information Solutions segment (see Note 2 to the Consolidated Financial Statements) and approved a plan for restructuring the rest of the company. In connection with this plan, the company recorded a pretax restructuring charge of $10,560. This charge consisted of $4,751 of employee termination benefits, $4,715 of retirement costs and $1,094 of lease obligations. Employee termination benefits represent severance and outplacement benefits for 252 employees, 135 of which were in administrative positions. The remaining 117 employees worked at the Oklahoma City manufacturing facility that will be closed during the first quarter of fiscal year 2001. Through September 30, 2000, 61 former employees began receiving severance payments. Retirement costs represent pension and other postretirement benefits in excess of regular plan benefits for 20 employees, including several executives. These incremental benefits will be paid along with normal pension and other postretirement benefits. See Note 10 to the Consolidated Financial Statements for additional disclosures about postretirement benefits. Lease obligations represent remaining lease payments in excess of sublease rentals for 38 sales offices vacated by the company.

Activity related to restructuring accruals was as follows:


                                Restructuring                         9/30/00
                                    Charges        Payments           Balance
--------------------------------------------------------------------------------
Severance and related costs         $4,751             $791            $3,960

Lease obligations                    1,094               88             1,006

4.  BUSINESS COMBINATIONS

In May 2000, the company purchased the outstanding membership interests of HAC Group, LLC, the leading provider of learning, customer relationship management and Web services to automobile retailers and manufacturers. The privately-held HAC Group had revenues of $65,000 in 1999. The purchase price of $124,660 consisted of $97,460 of cash and the issuance of 1,222 restricted Class A common shares. The issuance of capital stock was considered a noncash transaction for accounting purposes and was not included in the statements of cash flows. This business combination was accounted for as a purchase and the accounts of HAC Group were included in the financial statements since the acquisition date. In connection with this business combination, the company recorded goodwill of $16,221 and various other intangible assets of $118,500 related to customer relationships and acquired contracts, based on the preliminary allocation of the purchase price. Goodwill and other intangible assets are being amortized on a straight-line basis over three to twenty years. Under terms of the purchase agreement, the company may be required to make additional payments over the next three years of up to $60,000 in the aggregate, contingent on the operating results of the business purchased.

In May 2000, the company and other industry partners formed a new independent company, named ChoiceParts, LLC, that will develop an electronic parts exchange for the automotive parts market. The company contributed its existing parts locator business, which had annual revenues of nearly $12,000 and in-process software development of a Web-based parts locator product to ChoiceParts in exchange for a minority equity interest, consisting of both common and preferred interests. The company also made a capital contribution to ChoiceParts of $1,675. This investment is accounted for under the equity method and the carrying value is included with other assets in the company's consolidated balance sheets. In connection with this transaction, the company recorded goodwill of $852 that is being amortized on a straight-line basis over five years. During fiscal year 2000, the company recorded charges of $959 representing amortization of goodwill and its share of the losses of ChoiceParts.

Under the terms of certain purchase agreements, the company may be required to make additional payments, contingent on the operating results of the businesses purchased. Contingent payments increased goodwill by $728 in 2000, $2,048 in 1999 and $2,071 in 1998.


COMPONENTS OF PURCHASE PRICES


                                                                             2000           1999              1998
------------------------------------------------------------------------------------------------------------------
Cash (net of cash and equivalents acquired)                              $101,635                          $   565
Capital stock issued (1,222 shares)                                        27,200
Contingent payments made
   Cash                                                                                                        638
   Capital stock issued (2000 - 109 SHARES; 1999 - 88 shares;
     1998 - 105 shares)                                                     2,048         $1,871             1,933
                                                                         --------         ------            ------

Totals                                                                   $130,883         $1,871            $3,136
                                                                         ========         ======            ======

5.  INCOME TAXES

PROVISION FOR INCOME TAXES
                                                                                2000           1999           1998
------------------------------------------------------------------------------------------------------------------

Current
   Federal                                                                   $47,831        $47,209        $42,722
   State and local                                                             8,598          7,895          5,798
   Foreign                                                                     1,695          2,430            152
Deferred                                                                       3,578          4,930          9,717
                                                                           ---------      ---------      ---------
Provision for income taxes                                                   $61,702        $62,464        $58,389
                                                                           =========      =========      =========

Income taxes paid (net of refunds)                                           $72,651        $64,903        $63,685
                                                                           =========      =========      =========

RECONCILIATION OF INCOME TAX RATES
                                                    2000                      1999                    1998
                                             AMOUNT     PERCENT        Amount     Percent       Amount     Percent
------------------------------------------------------------------------------------------------------------------

Statutory federal income taxes              $52,550       35.0%       $52,624       35.0%       $52,532      35.0%
State and local taxes less federal
   income tax effect                          5,840        3.9          6,396        4.3          6,354       4.3
Tax audit settlements                                                  (1,058)       (.7)        (4,971)     (3.3)
Goodwill amortization                         1,924        1.3          2,135        1.4          1,958       1.3
Other                                         1,388         .9          2,367        1.5          2,516       1.6
                                            -------     ------        -------       ----        -------      ----
Provision for income taxes                  $61,702       41.1%       $62,464       41.5%       $58,389      38.9%
                                            =======     ======        =======       ====        =======      ====


AUTOMOTIVE SOLUTIONS DEFERRED INCOME TAX ASSETS (LIABILITIES)

                                                                                                   2000       1999
------------------------------------------------------------------------------------------------------------------

Deferred income tax assets
   Postretirement medical                                                                       $17,811    $19,311
   Pensions                                                                                      23,475     21,665
   Acquired net operating losses                                                                               563
   Software revenue recognition                                                                   2,176      4,572
   Other                                                                                         26,789     23,857
Deferred income tax liabilities
   Depreciation                                                                                 (15,272)    (9,766)
   Other                                                                                        (13,658)   (15,335)
                                                                                               --------   --------
Totals                                                                                           41,321     44,867
Current                                                                                          23,438     23,733
                                                                                               --------   --------
Noncurrent                                                                                      $17,883    $21,134
                                                                                               ========   ========

6.  FINANCIAL SERVICES

INCOME STATEMENTS

                                                                                 2000          1999         1998
----------------------------------------------------------------------------------------------------------------

Revenues                                                                      $40,206       $38,674      $34,497
                                                                              -------       -------      -------
Expenses
   Interest expense                                                            14,224        13,108       13,241
   Allowance for losses                                                         2,360         2,550        2,395
   General and administrative                                                   2,627         2,452        2,315
                                                                              -------       -------      -------
   Total expenses                                                              19,211        18,110       17,951
                                                                              -------       -------      -------
Income before income taxes                                                     20,995        20,564       16,546
Provision for income taxes                                                      8,466         7,999        6,642
                                                                              -------       -------      -------
Net income                                                                    $12,529       $12,565      $ 9,904
                                                                              =======       =======      =======


FINANCE RECEIVABLES
                                                                                               2000         1999
----------------------------------------------------------------------------------------------------------------

Product financing receivables                                                              $462,134     $474,667
Unguaranteed residual values                                                                 40,475       38,418
Allowance for losses                                                                         (5,846)      (6,581)
Unearned interest income                                                                    (79,193)     (82,855)
Other                                                                                         3,018        3,102
                                                                                           --------     --------
Totals                                                                                     $420,588     $426,751
                                                                                           ========     ========

As of September 30, 2000, product financing receivables due for each of the next five years were $161,562 in 2001,
$128,869 in 2002, $94,748 in 2003, $55,650 in 2004 and $20,879 in 2005.


ALLOWANCE FOR LOSSES

                                                                                               2000         1999
----------------------------------------------------------------------------------------------------------------

Balance, beginning of year                                                                   $6,581       $4,540
Provisions
   Financial services                                                                         2,360        2,550
   Automotive solutions                                                                         520        2,005
Net losses                                                                                   (3,615)      (2,514)
                                                                                             ------      -------
Balance, end of year                                                                         $5,846       $6,581
                                                                                             ======       ======

7.  FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

                                                                                               2000           1999
------------------------------------------------------------------------------------------------------------------

Fixed rate notes, $100,000 face value, interest rate of 7.0%, maturing in 2007            $  99,696      $  99,647
Fixed rate notes, weighted average interest rate
   of 6.7%, maturing through 2003                                                            17,142         22,857
Variable rate notes, weighted average interest rate of
   5.1% at September 30, 1999                                                                               46,321
                                                                                         ----------     ----------
Totals                                                                                      116,838        168,825
Current portion                                                                               5,714          5,714
                                                                                         ----------     ----------
Long-term portion                                                                          $111,124       $163,111
                                                                                         ==========     ==========

Loan agreements limit consolidated indebtedness and require a minimum consolidated net worth. The fair values of Automotive Solutions financing arrangements were $111,844 at September 30, 2000 and $160,692 at September 30, 1999. At September 30, 2000, debt maturities were $5,714 in 2001, $5,714 in 2002 and $5,714 in 2003. Interest paid was $11,048 in 2000, $13,250 in 1999 and
$11,698 in 1998. Interest capitalized was $2,643 in 2000, $613 in 1999 and $3 in 1998.

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

                                                                                                       Notional
                                                                                                       Amounts
                                                                                 NOTES                  SWAPS
---------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
---------------------------------------------------------------------------------------------------------------
Variable rate instruments, maturing through 2005                              $116,457                 $70,582
   Weighted average interest rate                                                  7.1%
   Weighted average pay rate                                                                               6.5%
   Weighted average receive rate                                                                           6.6%
Fixed rate notes, maturing through 2004                                         95,719
   Weighted average interest rate                                                  6.5%
                                                                              --------                 -------
Totals                                                                        $212,176                 $70,582
                                                                              ========                 =======

September 30, 1999
---------------------------------------------------------------------------------------------------------------
Variable rate instruments, maturing through 2004                              $124,659                 $60,898
   Weighted average interest rate                                                  5.8%
   Weighted average pay rate                                                                               5.9%
   Weighted average receive rate                                                                           5.4%
Fixed rate notes, maturing through 2001                                         94,764
   Weighted average interest rate                                                  6.2%
                                                                              --------                 -------
Totals                                                                        $219,423                 $60,898
                                                                              ========                 =======

Loan agreements limit consolidated indebtedness and require a minimum consolidated net worth. The fair value of Financial Services debt was $211,216 and $218,246 at September 30, 2000 and 1999, respectively. At September 30, 2000, maturities of notes were $89,683 in 2001, $46,163 in 2002, $63,289 in
2003, $12,416 in 2004 and $625 in 2005. Interest paid was $14,301 in 2000,
$13,262 in 1999 and $12,814 in 1998.

At September 30, 2000, notional amount maturities of swap agreements were $17,082 in 2001, $24,500 in 2002, $17,625 in 2003, $10,750 in 2004 and $625 in
2005. The fair values of interest rate swap agreements were $25 and $(277) at September 30, 2000 and 1999, respectively.

REVOLVING CREDIT AGREEMENTS

Automotive Solutions and Financial Services share variable rate revolving credit agreements which total $150,000 and require commitment fees on unused credit. At September 30, 2000, available balances under these agreements were $111,000.

FAIR VALUES

Fair values of financial instruments are estimated based on quoted market prices for debt and interest rate management agreements with the same remaining maturities.

8.  CAPITAL STOCK


                                                                       2000               1999             1998
----------------------------------------------------------------------------------------------------------------
Preferred
   No par value
   Authorized shares                                                  60,000             60,000           60,000


Class A common
   No par value
   Authorized shares                                                 240,000            240,000          240,000
                                                                     =======            =======          =======
   Issued and outstanding shares
     Balance, beginning of year                                       76,532             77,757           78,986
     Issued                                                            2,611              1,519              644
     Repurchased                                                      (5,488)            (2,691)          (1,800)
     Retired                                                             (33)               (53)             (73)
                                                                     -------            -------          -------
     Balance, end of year                                             73,622             76,532           77,757
                                                                     =======            =======          =======

Class B common
   No par value
   Authorized shares                                                  40,000             40,000           40,000
   Issued and outstanding shares                                      20,000             20,000           20,000


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

The company repurchased Class A common shares for treasury at average prices of $18.41 in 2000, $20.69 in 1999 and $19.77 in 1998. The remaining balance of shares authorized for repurchase by the board of directors was 6,190 at September 30, 2000. Treasury shares at September 30 were 18,531 in 2000, 15,654 in 1999 and 14,482 in 1998.

9.  EMPLOYEE STOCK OPTION PLANS

The company's stock option plans award incentive stock options and/or nonqualified stock options to purchase Class A common shares to substantially all employees. Stock options are generally granted at a price equal to fair market value of the common stock on the date of grant. During the three years ended September 30, 2000, the company granted a nonqualified stock option for 200 Class A common shares at an option price of $.01 per share and recognized compensation expense of $1,921 in 2000 and $1,001 in 1999. At September 30, 2000, options to purchase 1,480 additional Class A common shares were available for future awards to certain key employees. Under a broad-based stock option plan, the board of directors may award options at its discretion.


                                                                                             Weighted Average
                                                    Shares Under Option                   Option Prices Per Share
                                            2000         1999            1998           2000        1999        1998
--------------------------------------------------------------------------------------------------------------------

Outstanding
    Beginning of year                     13,675       10,615           8,788         $17.48      $16.30      $14.97
    Granted                                6,493        5,149           2,735          18.61       18.55       19.61
    Exercised                             (1,276)      (1,431)           (540)         12.19       11.33        7.56
    Canceled                              (1,272)        (658)           (368)         20.85       20.12       22.07
                                          ------       ------          ------
    End of year                           17,620       13,675          10,615          18.04       17.48       16.30
                                          ======       ======          ======
Exercisable at September 30                5,719        5,049           1,441          16.56       13.55       11.52
                                          ======       ======          ======

                                             Outstanding, September 30, 2000         Exercisable, September 30, 2000

                                                                        Weighted
                                                 Weighted Average        Average                           Weighted
Option                               Number of          Remaining         Option         Number of          Average
      PRICE RANGE                      Options      Life in Years          Price           Options     Option Price
--------------------------------------------------------------------------------------------------------------------

$  .01                                     150                8.6       $    .01
$ 1.64 - $17.00                          6,677                6.4          14.75             3,303           $12.62
$17.25 - $20.10                          7,641                7.3          18.78             1,317            18.58
$20.47 - $27.13                          3,152                7.3          24.10             1,099            25.99
                                        ------                                               -----
TOTALS                                  17,620                6.9          18.04             5,719            16.56
                                        ======                                               =====

The company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the valuation of stock options using option valuation models and the disclosure of the pro forma effect on earnings. The company valued its stock options using the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, such as expected stock price volatility, which can materially affect the fair value estimate. Because the company's stock options have characteristics significantly different from traded options, the fair value determined may not reflect the actual value of the company's stock options. The weighted average fair value of the company's stock options granted at fair market value was $5.23 in 2000, $4.91 in 1999 and $6.05 in 1998. The fair value of the company's stock options granted below fair market value was $23.04 in 1999. There were no options granted below fair market value in 2000 or 1998. Had compensation expense been recognized using these fair values, the company's net income and diluted earnings per common share would have decreased by $11,695 or $.15 per share in 2000, $8,152 or $.10 per share in 1999 and $5,885 or $.07 per share in 1998.

OPTION VALUATION ASSUMPTIONS

                                              2000         1999          1998
-----------------------------------------------------------------------------

Expected life in years                           5            5             5
Dividend yield                                 1.7%         1.5%          1.4%
Risk free interest rate                        6.1%         4.3%          5.9%
Volatility                                      33%          29%           28%

10.  POSTRETIREMENT BENEFITS

PENSION EXPENSE

                                                                            2000            1999            1998
-----------------------------------------------------------------------------------------------------------------

Net periodic pension cost
   Service cost                                                          $12,747         $12,517       $   8,927
   Interest cost                                                          17,677          16,548          14,838
   Estimated return on plan assets                                       (15,840)        (14,863)        (12,629)
   Amortization of unrecognized transitional asset                           144             147             129
   Amortization of prior service cost                                        523             239             268
   Recognized net actuarial losses                                           830           2,131             628
   Plan administration                                                       791             813             730
   Special termination benefits                                            4,526           1,971
   Settlement - discontinued operations                                      533
                                                                        --------        --------        --------
   Net periodic pension cost                                              21,931          19,503          12,891
Defined contribution plans                                                10,435           9,045           8,715
Multi-employer plans                                                         154             175             235
                                                                        --------        --------        --------
Totals                                                                   $32,520         $28,723         $21,841
                                                                        ========        ========        ========

Actuarial assumptions
   Discount rate                                                       6.5%-7.75%    6.0% - 6.75%      7.12%-8.0%
   Rate of compensation increase                                       3.75%-6.0%    3.75% - 5.0%      3.75%-5.0%
   Expected long-term rate of return on assets                               9.0%            9.0%            9.0%
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

The company expensed special termination benefits of $4,526 in 2000 and $1,971 in 1999 in connection with the restructuring in 2000 and the sale of the Healthcare Systems segment in 1999. These benefits will be in addition to the employee's regular plan benefits and will be paid directly from company assets rather than plan assets.

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

FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                                                                   2000                     1999
----------------------------------------------------------------------------------------------------------------
Change in projected benefit obligation
   Projected benefit obligation, beginning of year                             $259,496                $ 243,662
   Service cost                                                                  12,945                   12,400
   Interest cost                                                                 17,633                   16,595
     Actuarial gains                                                             (8,014)                  (2,377)
     Benefits paid                                                              (13,415)                  (9,602)
     Liabilities transferred                                                    (59,807)                  (3,476)
   Special termination benefits                                                   4,526
   Employee contributions                                                          (213)                    (168)
   Plan merger                                                                                               886
   Foreign currency translation                                                    (856)                   1,576
                                                                              ---------                 --------
   Projected benefit obligation, end of year                                   $212,295                 $259,496
                                                                              =========                 ========
Change in plan assets
   Fair value of plan assets, beginning of year                                $193,406                 $174,578
   Actual return on plan assets                                                  17,409                   21,629
   Administrative expenses paid                                                    (710)                    (639)
   Employer contributions                                                         6,029                    6,122
   Employee contributions                                                          (213)                    (205)
   Plan merger                                                                                               886
   Assets transferred                                                           (58,451)                  (3,720)
   Benefits paid                                                                 (7,349)                  (6,957)
   Foreign currency translation                                                    (955)                   1,712
                                                                              ---------                 --------
   Fair value of plan assets, end of year                                      $149,166                 $193,406
                                                                              =========                 ========

Net amount recognized
   Funded status                                                                $63,129                  $66,090
   Unrecognized transition obligation                                              (685)                  (1,343)
   Unrecognized prior service cost                                               (3,954)                  (1,458)
   Unrecognized net losses                                                       (6,515)                 (23,590)
   Multi-employer liability                                                           3                      145
   Minimum pension liability                                                     10,000                   12,735
                                                                              ---------                 --------
   Net amount recognized                                                        $61,978                  $52,579
                                                                              =========                 ========

Minimum pension liability
   Intangible asset                                                           $   4,718                 $  2,509
   Deferred income tax benefit                                                    2,127                    4,117
     Accumulated other comprehensive income                                       3,155                    6,109
                                                                              ---------                 --------
     Totals                                                                   $  10,000                 $ 12,735
                                                                              =========                 ========
Actuarial assumptions
   Projected benefit obligation discount rate                                6.5% - 7.75%              6.0% - 7.0%
   Rate of compensation increase                                             3.75% - 5.0%             3.75% - 5.0%


At September 30, 2000 and 1999, about 46% and 44% of the plans' assets were invested in cash and equivalents, government bonds and investment grade corporate bonds. The balance of the plans' assets were invested in equities.

As part of the sale of the Information Solutions segment, the company settled its pension obligations by transferring the liability and plan assets to the purchaser.

The company sponsors certain unfunded pension plans. These pension plans have accumulated benefit obligations exceeding plan assets. The projected benefit obligations were $54,132 and $53,387 at September 30, 2000 and 1999, respectively. The accumulated benefit obligations were $52,410 and $50,416 at September 30, 2000 and 1999, respectively.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

                                                    2000        1999        1998
--------------------------------------------------------------------------------

Service cost                                       $1,127      $1,311     $1,129
Interest cost                                       3,209       3,635      3,456
Amortization of prior service cost                   (391)       (110)         2
Recognized net actuarial losses                         3         285
Special termination benefits                          189
Settlement - discontinued operations                 (865)
                                                   ------      ------     ------
Totals                                             $3,272      $5,121     $4,587
                                                   ======      ======     ======

Actuarial assumptions
   Discount rate                              7.0% - 7.75%       6.75%      7.0%
   Healthcare cost trend rate through 2007            6.0%        6.0%      6.0%
   Healthcare cost trend rate thereafter              5.0%        5.0%      5.0%

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

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION

                                                         2000             1999
-------------------------------------------------------------------------------
Change in projected benefit obligation
   Projected benefit obligation, beginning of year    $47,388           $53,512
   Service cost                                         1,124             1,311
   Interest cost                                        3,209             3,635
   Plan participants' contributions                       165               172
   Actuarial gains                                     (4,602)           (5,150)
   Benefits paid                                       (2,972)           (2,591)
   Liability transferred                               (4,205)
   Change in plan amendments                                              3,501)
                                                      -------           -------
   Projected benefit obligation, end of year          $40,107           $47,388
                                                      =======           =======

Net amount recognized
   Projected benefit obligation, end of year          $40,107           $47,388
   Unrecognized prior service cost                      3,371             4,816
   Unrecognized net gains (losses)                        989            (3,507)
                                                      -------           -------
   Net amount recognized                              $44,467           $48,697
                                                      =======           =======

Actuarial assumptions
   Discount rate                                          7.75%            7.0%
   Healthcare cost trend rate through 2007                6.0%             6.0%
   Healthcare cost trend rate thereafter                  5.0%             5.0%

The effect of a 1% increase in the assumed healthcare cost trend rate would have increased fiscal year 2000 service and interest costs by $177 and the September 30, 2000 accumulated benefit obligation by $2,256. Similarly, a 1% decrease would have decreased fiscal year 2000 service and interest costs by $141 and the September 30, 2000 accumulated benefit obligation by $2,168.

11.  CASH FLOW STATEMENTS


                                                                             2000            1999           1998
----------------------------------------------------------------------------------------------------------------

AUTOMOTIVE SOLUTIONS

Cash flows provided by (used for) operating activities
   Net income                                                            $104,067        $110,156      $  93,203

   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                         38,676          32,071         45,787
     Deferred income taxes                                                  1,557          (3,394)        (2,896)
     Deferred income taxes transferred to (from)
         financial services                                                (7,886)          5,507          5,361
     Income from discontinued operations                                  (28,156)        (34,830)       (11,404)
     Loss (gain) on sales of assets                                           523             279           (795)
     Changes in operating assets and liabilities
       Accounts receivable                                                 (1,955)         (4,501)       (13,990)
       Inventories                                                          1,884          (1,971)          (761)
       Prepaid expenses, intangible and other assets                       (2,132)         (1,285)         1,568
       Accounts payable                                                    (1,443)            346         10,980
       Accrued and other liabilities                                        1,979          13,871          3,294
                                                                         --------        --------       --------
   Net cash provided by operating activities                             $107,114        $116,249       $130,347
                                                                         ========        ========       ========

FINANCIAL SERVICES

Cash flows provided by (used for) operating activities
   Net income                                                             $12,529         $12,565      $   9,904
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Deferred income taxes                                                 (2,641)          9,861         12,182
     Deferred income taxes transferred to (from)
       automotive solutions                                                 7,886          (5,507)        (5,361)
     Changes in receivables, other assets
       and other liabilities                                                3,084           2,661          2,757
                                                                         --------        --------       --------
   Net cash provided by operating activities                              $20,858         $19,580        $19,482
                                                                         ========        ========       ========

12.  SEGMENT REPORTING

During the fourth quarter of fiscal year 2000, the company reorganized into a number of solutions business units (SBUs) to serve the automotive market. The company aggregated similar SBUs into four reportable segments.

Dealer Management Solutions consists of Retail Management Solutions, Information Output Services systems and Info-Structure Services. These SBUs provide integrated computer systems products and related services. Products include integrated software packages, computer hardware and installation of hardware and software. Services include customer training, hardware maintenance and software support.

The Documents segment represents the Information Output Services' documents SBU. This segment manufactures and distributes printed business forms to automotive retailers.

Professional Services consists of Reynolds Transformation Services, eMarkets, Consumer Loyalty Solutions and the Information Output Services IntelliPath system. This segment provides specialized training, consulting services, Web services and customer relationship management products and services.

The Financial Services segment provides financing for the company's computer systems products.

Total assets were not allocated by segment except for Financial Services' assets. Investments in equity method investees and capital expenditures were not allocated by segment. Depreciation and amortization were reflected in determining segment operating income, however, it is not practicable to present this information by segment. Prior years' financial information has been reclassified to reflect the reorganized business segments.

                                                                    2000                1999              1998
--------------------------------------------------------------------------------------------------------------
 Net sales and revenues
    Dealer management solutions
       Computer services                                        $389,151           $ 355,238          $318,223
       Computer systems products                                 165,952             171,057           181,109
                                                              ----------         -----------       -----------
       Total dealer management solutions                         555,103             526,295           499,332
    Documents                                                    184,280             187,771           189,772
    Professional services                                        144,792              84,681            57,244
    Financial services                                            40,206              38,674            34,497
                                                              ----------         -----------       -----------
    Total net sales and revenues                                $924,381           $ 837,421          $780,845
                                                              ==========         ===========       ===========

Operating income (loss)
    Dealer management solutions                                 $101,017           $  79,903           $99,888
    Documents                                                     39,585              49,973            52,905
    Professional services                                          4,172               3,482            (6,654)
    Financial services                                            20,995              20,564            16,546
    Restructuring charges                                        (10,560)
                                                              ----------         -----------       -----------
    Total operating income                                      $155,209           $ 153,922          $162,685
                                                              ==========         ===========       ===========

Assets
    Automotive solutions                                      $  796,164         $   491,839       $   379,203
    Financial services                                           421,129             427,591           411,159
    Discontinued operations                                                          260,760           287,381
                                                              ----------         -----------       -----------
    Total assets                                              $1,217,293         $ 1,180,190       $ 1,077,743
                                                              ==========         ===========       ===========

Investments in equity method investees                           $33,260             $31,908           $36,096
Capital expenditures                                              65,677              35,944            17,909
Depreciation and amortization                                     38,676              32,071            45,787

13.  CONTINGENCIES

The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During fiscal year 1996, an agreement was reached whereby the state of Connecticut will contribute $8,000 towards remediation costs. Preliminary remediation continued during fiscal year 2000 utilizing Connecticut's contribution. The company was also recently named a defendant in a cost recovery lawsuit in Dayton, Ohio regarding another environmental remediation site. Discovery in that lawsuit is in its early stages, too early to determine the company's liability exposure. The company believes that the reasonably foreseeable resolution of these two matters will not have a material adverse effect on the financial statements.

14.  ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and in June 2000, amended certain provisions of that statement by issuing SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Gains or losses resulting from changes in fair values of derivatives are recorded either as a separate component of shareholders' equity or in the income statement depending upon whether the instruments meet the criteria for hedge accounting. This statement is effective for all fiscal quarters for fiscal years beginning after June 15, 2000 (fiscal year 2001 as to the company). The company has identified its derivative contracts and based on its review has determined that the effect of adopting these statements will not have a material effect on the company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB No. 101, as amended, is effective for the fourth quarter of fiscal year 2001. The company is reviewing the impact of SAB No. 101, and does not believe that its adoption will have a material effect on the company's consolidated financial statements.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           First           Second           Third          Fourth
                                                         Quarter          Quarter         Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------
2000
-----------------------------------------------------------------------------------------------------------------
Net sales and revenues
   Automotive solutions                                 $211,319         $210,225         $226,000       $236,631
   Financial services                                      9,764           10,515            9,746         10,181
                                                        --------         --------         --------       --------
   Totals                                               $221,083         $220,740         $235,746       $246,812
                                                        ========         ========         ========       ========

Gross profit                                            $120,126         $118,143         $125,719       $134,749

Income from continuing operations                        $25,059          $23,548          $21,024        $18,809
   Basic earnings per common share                          $.32             $.31             $.27           $.24
   Diluted earnings per common share                        $.32             $.29             $.26           $.24

Net income                                               $31,300          $32,968          $25,293        $27,035
   Basic earnings per common share                          $.41             $.42             $.32           $.35
   Diluted earnings per common share                        $.40             $.41             $.31           $.35

Cash dividends declared per share
   Class A common                                           $.11             $.11             $.11           $.11
   Class B common                                         $.0055           $.0055           $.0055         $.0055

Closing market prices of Class A common shares
   High                                                   $22.88           $29.81           $27.81         $19.81
   Low                                                    $17.88           $19.31           $18.25         $16.19

1999
-----------------------------------------------------------------------------------------------------------------
Net sales and revenues
   Automotive solutions                                 $176,454         $197,738         $206,224       $218,331
   Financial services                                      9,370            9,732            9,942          9,630
                                                        --------         --------         --------       --------
   Totals                                               $185,824         $207,470         $216,166       $227,961
                                                        ========         ========         ========       ========

Gross profit                                             $93,667         $108,034         $112,714       $118,954

Income from continuing operations                        $18,338          $22,625          $23,437        $23,491
   Basic earnings per common share                          $.23             $.29             $.30           $.30
   Diluted earnings per common share                        $.23             $.28             $.29           $.29

Net income                                               $28,866          $30,429          $31,257        $32,169
   Basic earnings per common share                          $.37             $.39             $.40           $.41
   Diluted earnings per common share                        $.36             $.38             $.39           $.40

Cash dividends declared per share
   Class A common                                           $.10             $.10             $.10           $.10
   Class B common                                          $.005            $.005            $.005          $.005

Closing market prices of Class A common shares
   High                                                   $22.94           $23.25           $23.44         $25.13
   Low                                                    $16.50           $17.75           $18.31         $20.38

FINANCIAL SUMMARY
                  (Dollars in thousands except per share data)


For The Years Ended September 30                 2000         1999     % Change
-------------------------------------------------------------------------------
Net Sales and Revenues                       $924,381     $837,421        10%
Income from Continuing Operations             $88,440      $87,891         1%
   Basic earnings per common share              $1.14        $1.12         2%
   Diluted earnings per common share            $1.11        $1.09         2%
Net Income                                   $116,596     $122,721        (5)%
   Basic earnings per common share              $1.50        $1.57        (4)%
   Diluted earnings per common share            $1.47        $1.53        (4)%
Cash Dividends Per Class A Common Share          $.44         $.40        10%
Return on Equity                                 24.2%        28.3%

                               VALUATION ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------
Column A                                                 Column B            Column C                  Column D             Column E
                                                                     -------Additions-------   -------Deductions-------
                                                         Balance      Charged
                                                            at        to Costs      Other       Write-offs      Other       Balance
                                                        Beginning        and                      Net of                    At End
Description                                              of Year      Expenses       (a)        Recoveries       (b)        of Year
------------------------------------------------------------------------------------------------------------------------------------
Valuation Accounts - Deducted From Assets to Which They Apply

AUTOMOTIVE SOLUTIONS
Reserves for accounts receivable:
    Year ended September 30, 2000                         2,056         3,197       (697)          2,232          0         2,324
    Year ended September 30, 1999                         3,382         2,449       (902)          1,906        967         2,056
    Year ended September 30, 1998                         3,936         2,750       (343)          2,961          0         3,382

Reserves for inventory:
    Year ended September 30, 2000                         2,336         2,809     (2,694)            807          0         1,644
    Year ended September 30, 1999                         3,749         1,088         13           2,293        221         2,336
    Year ended September 30, 1998                         1,750         1,568      2,108           1,677          0         3,749

FINANCIAL SERVICES
Reserves for finance receivables:
    Year ended September 30, 2000                         6,581         2,360        520           3,615          0         5,846
    Year ended September 30, 1999                         4,540         2,550      2,005           2,514          0         6,581
    Year ended September 30, 1998                         3,571         2,395        550           1,976          0         4,540

(a) Includes adjustments from translation of foreign currency to United States dollars, the effects of acquisitions of businesses and transfers between reserves.
(b)  Includes adjustments for disposal of businesses.