Form 10-Q
period 2000-12-31
REYNOLDS & REYNOLDS CO
filed 2001-02-14
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2000

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

On February 8, 2001, 71,719,920 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                         NUMBER
                                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three Months Ended December 31, 2000 and 1999                           3

              Condensed Consolidated Balance Sheets
              As of December 31, 2000 and September 30, 2000                                  4

              Condensed Statements of Consolidated Cash Flows
              For the Three Months Ended December 31, 2000 and 1999                           5

              Notes to Condensed Consolidated Financial Statements                            6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three Months Ended December 31, 2000 and 1999                           9


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                               12


SIGNATURES                                                                                   13

                       THE REYNOLDS AND REYNOLDS COMPANY
                       STATEMENTS OF CONSOLIDATED INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                      (In thousands except per share data)


                                                                               2000           1999
                                                                           -------------  -------------
Net Sales and Revenues
    Automotive Solutions
        Services                                                               $146,133       $119,631
        Products                                                                 87,135         91,688
                                                                           -------------  -------------
        Total Automotive Solutions                                              233,268        211,319
    Financial services                                                           10,218          9,764
                                                                           -------------  -------------
    Total net sales and revenues                                                243,486        221,083
                                                                           -------------  -------------

Costs and Expenses
    Automotive Solutions
        Cost of sales
            Services                                                             51,947         42,186
            Products                                                             45,802         49,007
                                                                           -------------  -------------
            Total cost of sales                                                  97,749         91,193
        Selling, general and administrative expenses                            100,851         80,636
    Financial services                                                            4,394          4,849
                                                                           -------------  -------------
    Total costs and expenses                                                    202,994        176,678
                                                                           -------------  -------------

Operating Income                                                                 40,492         44,405
                                                                           -------------  -------------

Other Charges (Income)
    Interest expense                                                              1,447          2,137
    Interest income                                                             (3,302)        (1,233)
    Equity in net losses of affiliated companies                                  1,912            651
    Other                                                                           210             17
                                                                           -------------  -------------
    Total other charges                                                             267          1,572
                                                                           -------------  -------------

Income Before Income Taxes                                                       40,225         42,833
Income Taxes                                                                     16,346         17,774
                                                                           -------------  -------------
Income From Continuing Operations                                                23,879         25,059
Income From Discontinued Operations                                                   0          6,241
                                                                           -------------  -------------
Net Income                                                                      $23,879        $31,300
                                                                           =============  =============

Basic Earnings Per Common Share
    Income From Continuing Operations                                             $0.32          $0.32
    Income From Discontinued Operations                                           $0.00          $0.08
    Net Income                                                                    $0.32          $0.41
    Average Number of Common Shares Outstanding                                  74,081         77,156

Diluted Earnings Per Common Share

    Income From Continuing Operations                                             $0.32          $0.32
    Income From Discontinued Operations                                           $0.00          $0.08
    Net Income                                                                    $0.32          $0.40
    Average Number of Common Shares Outstanding                                  75,111         78,783

Cash Dividends Declared Per Common Share                                          $0.11          $0.11

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000
                                 (In thousands)


                                                                               12/31/00           9/30/00
                                                                            ----------------  ----------------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                                           $133,110          $205,455
    Accounts receivable                                                             131,128           127,314
    Inventories                                                                      14,968            15,287
    Other current assets                                                             33,567            35,490
                                                                            ----------------  ----------------
    Total current assets                                                            312,773           383,546
Property, Plant and Equipment, less accumulated depreciation of
    $171,233 at 12/31/00 and $166,235 at 9/30/00                                    146,711           138,108
Goodwill                                                                             41,386            31,061
Other Intangible Assets                                                             158,632           158,054
Other Assets                                                                         87,305            85,395
                                                                            ----------------  ----------------
Total Automotive Solutions Assets                                                   746,807           796,164
                                                                            ----------------  ----------------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                                 422,312           420,588
Cash and Other Assets                                                                   868               541
                                                                            ----------------  ----------------
Total Financial Services Assets                                                     423,180           421,129
                                                                            ----------------  ----------------

TOTAL ASSETS                                                                     $1,169,987        $1,217,293
                                                                            ================  ================

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities                                                                $172,358          $194,665
Long-Term Debt                                                                      112,079           111,124
Other Liabilities                                                                    97,422            93,350
                                                                            ----------------  ----------------
Total Automotive Solutions Liabilities                                              381,859           399,139
                                                                            ----------------  ----------------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                       211,552           212,176
Other Liabilities                                                                   109,525           107,484
                                                                            ----------------  ----------------
Total Financial Services Liabilities                                                321,077           319,660
                                                                            ----------------  ----------------

SHAREHOLDERS' EQUITY
Capital Stock                                                                       122,357           124,872
Other Comprehensive Income                                                          (7,534)           (7,139)
Retained Earnings                                                                   352,228           380,761
                                                                            ----------------  ----------------
Total Shareholders' Equity                                                          467,051           498,494
                                                                            ----------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $1,169,987        $1,217,293
                                                                            ================  ================


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (In thousands)


                                                                                 2000            1999
                                                                            --------------  -------------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities                                       $38,501        $30,677
                                                                            --------------  -------------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                         (9,509)
    Capital expenditures                                                         (15,678)       (19,101)
    Net proceeds from asset sales                                                     400          1,569
    Capitalization of software licensed to customers                              (1,704)        (5,297)
    Repayments from (advances to) financial services                                (745)          3,170
                                                                            --------------  -------------
    Net cash flows used for investing activities                                 (27,236)       (19,659)
                                                                            --------------  -------------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                                            762
    Principal payments on debt                                                    (2,215)
    Capital stock issued                                                            1,555          1,125
    Capital stock repurchased                                                    (48,656)       (19,885)
                                                                            --------------  -------------
    Net cash flows used for financing activities                                 (49,316)       (17,998)
                                                                            --------------  -------------

Effect of Exchange Rate Changes on Cash                                                78            368
                                                                            --------------  -------------

Net Cash Used for Discontinued Operations                                        (34,372)       (28,703)
                                                                            --------------  -------------

Decrease in Cash and Equivalents                                                 (72,345)       (35,315)
Cash and Equivalents, Beginning of Period                                         205,455        103,595
                                                                            --------------  -------------
Cash and Equivalents, End of Period                                              $133,110        $68,280
                                                                            ==============  =============


FINANCIAL SERVICES

Cash Flows Provided By Operating Activities                                        $5,831         $6,957
                                                                            --------------  -------------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                               (44,628)       (33,747)
    Collections on finance receivables                                             38,897         32,725
                                                                            --------------  -------------
    Net cash flows used for investing activities                                  (5,731)        (1,022)
                                                                            --------------  -------------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                          12,350         26,512
    Principal payments on debt                                                   (12,974)       (29,592)
    Advances from (repayments to) information systems                                 745        (3,170)
                                                                            --------------  -------------
    Net cash flows provided by (used for) financing activities                        121        (6,250)
                                                                            --------------  -------------

Increase (Decrease) in Cash and Equivalents                                           221          (315)
Cash and Equivalents, Beginning of Period                                             456            675
                                                                            --------------  -------------
Cash and Equivalents, End of Period                                                  $677           $360
                                                                            ==============  =============

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 2000 is condensed financial information taken from the audited balance sheet. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  INVENTORIES

                                                 12/31/00        9/30/00
                                               -------------  --------------
Finished products                                   $14,190         $14,360
Work in process                                         250             480
Raw materials                                           528             447
                                               -------------  --------------
Total inventories                                   $14,968         $15,287
                                               =============  ==============

(3)  COMPREHENSIVE INCOME

                                                  2000            1999
                                               -------------  -------------
Net income                                          $23,879        $31,300
Foreign currency translation adjustment                  78            368
Cumulative effect of accounting change                   15
Net unrealized losses on derivative contracts         (488)
                                               -------------  -------------
Comprehensive income                                $23,484        $31,668
                                               =============  =============

(4)  RESTRUCTURING CHARGES
During fiscal year 2000, the company recorded a pre-tax restructuring charge of $10,560. This charge consisted of $4,751 of employee termination benefits, $4,715 of retirement costs and $1,094 of lease obligations. Employee termination benefits represent severance and outplacement benefits for 252 employees, 135 of which were in administrative positions. The remaining 117 employees worked at the Oklahoma City manufacturing facility that was closed during the first quarter of fiscal year 2001. Through December 31, 2000, 186 former employees began receiving severance payments. Retirement costs represent pension and other postretirement benefits in excess of regular plan benefits for 20 employees, including several executives. These incremental benefits will be paid along with normal pension and other postretirement benefits. Lease obligations represent remaining lease payments in excess of sublease rentals for 38 sales offices vacated by the company. Activity related to restructuring accruals was as follows:

                                    9/30/00                        12/31/00
                                    Balances        Payments       Balances
                                  -------------   -------------  --------------
Severance and related costs             $3,960          $1,459          $2,501
Lease obligations                       $1,006             $81            $925


(5)  BUSINESS COMBINATION
In November 2000, the company purchased eCustomerCentric Solutions, Inc., a.k.a. DealerKid, a premier provider of electronic customer marketing and relationship management software and services for automotive retailers in the United States and Canada. Privately held DealerKid had revenues of about $2,000 in 2000. The purchase price of $10,452 was paid with $9,509 of cash from existing balances and the issuance of a $943 note payable. This business combination was accounted for as a purchase and the accounts of DealerKid were included in the financial statements since the acquisition date. In connection with this business combination the company recorded goodwill of $11,051, based on a preliminary allocation of the purchase price. Goodwill is being amortized on a straight-line basis over five years.

(6)  ACCOUNTING CHANGE
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB amended certain provisions of that statement by issuing SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require all derivatives to be recognized as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Gains or losses resulting from changes in fair values of derivatives are recorded either as a separate component of shareholders' equity or in the income statement depending upon whether the instruments meet the criteria for hedge accounting.

Effective October 1, 2000, the company adopted the provisions of these statements. The company has determined that its derivative instruments meet the criteria for cash flow hedge accounting. In the ordinary course of business, the company borrows cash to fund investments in finance receivables from the sale of the company's products. The company attempts to limit its interest rate exposure between the interest earned on fixed rate finance receivables and the interest paid on variable rate financing agreements through the use of interest rate management agreements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed rates. Fixed interest rates do not change over the life of the agreements. Variable interest rates are reset at least every 90 days and are based on LIBOR or commercial paper indices and are settled with counterparties at that time. The fair value of the company's derivative instruments was a $25 asset at October 1, 2000, which was recorded as a cumulative effect of accounting change, and a $789 liability at December 31, 2000. This liability was included in Financial Services' other liabilities on the consolidated balance sheet. The adjustments to record the cumulative effect of accounting change and the net change in the fair value during the period ended December 31, 2000, was recorded, net of income taxes, in other comprehensive income. All existing cash flow hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

(7)  CONTINGENCIES
The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During fiscal year 1996, an agreement was reached whereby the state of Connecticut will contribute $8,000 towards remediation costs. Preliminary remediation continued through December 31, 2000, using Connecticut's contribution. During the fourth quarter of fiscal year 2000, the company was also named a defendant in a cost recovery lawsuit in Dayton, Ohio, regarding another environmental remediation site. Discovery in that lawsuit is in its early stages. Consequently, it is too early to determine the company's liability exposure. The company believes that the reasonably foreseeable resolution of these two matters will not have a material adverse effect on the financial statements.

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

(9)  CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.


                                                                                       2000             1999
                                                                                  ---------------  ---------------
AUTOMOTIVE SOLUTIONS
Net Income                                                                               $20,375          $28,355
Depreciation and Amortization                                                             11,805            8,656
Deferred Income Taxes                                                                        764              414
Deferred Income Taxes Transferred to Financial Services                                  (1,530)              529
Income from Discontinued Operations                                                                       (6,241)
Losses on Sales of Assets                                                                    245                7
Changes in Operating Assets and Liabilities
    Accounts Receivable                                                                    1,075           13,125
    Inventories                                                                              319          (9,447)
    Prepaid Expenses and Other Current Assets                                                540            4,534
    Intangible and Other Assets                                                          (2,721)          (2,269)
    Accounts Payable                                                                       8,536              481
    Accrued Liabilities                                                                  (5,133)          (9,815)
    Other Liabilities                                                                      4,226            2,348
                                                                                  ---------------  ---------------
Net Cash Provided by Operating Activities                                                $38,501          $30,677
                                                                                  ===============  ===============

FINANCIAL SERVICES
Net Income                                                                                $3,504           $2,945
Deferred Income Taxes                                                                    (2,508)            2,663
Deferred Income Taxes Transferred from Information Systems                                 1,530            (529)
Changes in Receivables, Other Assets and Other Liabilities                                 3,305            1,878
                                                                                  ---------------  ---------------
Net Cash Provided by Operating Activities                                                 $5,831           $6,957
                                                                                  ===============  ===============

(10)  BUSINESS SEGMENTS
                                                                                       2000             1999
                                                                                  ---------------  ---------------
NET SALES AND REVENUES

Retail Management Solutions                                                             $140,656         $140,442
Transformation Solutions                                                                  49,692           25,551
Documents                                                                                 42,920           45,326
Financial Services                                                                        10,218            9,764
                                                                                  ---------------  ---------------
Total Net Sales and Revenues                                                            $243,486         $221,083
                                                                                  ===============  ===============

OPERATING INCOME

Retail Management Solutions                                                              $25,724          $28,935
Transformation Solutions                                                                  $1,177             $907
Documents                                                                                 $7,767           $9,648
Financial Services                                                                        $5,824           $4,915
                                                                                  ---------------  ---------------
Total Operating Income                                                                   $40,492          $44,405
                                                                                  ===============  ===============

                                                                                     12/31/00         9/30/00
                                                                                  ---------------  ---------------
ASSETS

Automotive Solutions                                                                    $746,807         $796,164
Financial Services                                                                       423,180          421,129
                                                                                  ---------------  ---------------
Total Assets                                                                          $1,169,987       $1,217,293
                                                                                  ===============  ===============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                      (In thousands except per share data)

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY


                                                         2000       1999      Change    % Change
                                                      --------------------------------------------
Net sales and revenues                                  $243,486   $221,083    $22,403        10%
Gross profit                                            $135,519   $120,126    $15,393        13%
Operating income                                         $40,492    $44,405   ($3,913)        -9%
    % of revenues                                          16.6%      20.1%
Income from continuing operations                        $23,879    $25,059   ($1,180)        -5%
Discontinued operations                                       $0     $6,241   ($6,241)      -100%
Net income                                               $23,879    $31,300   ($7,421)       -24%
Basic earnings per share
    Income from continuing operations                      $0.32      $0.32      $0.00         0%
    Net income                                             $0.32      $0.41    ($0.09)       -22%
Diluted earnings per share
    Income from continuing operations                      $0.32      $0.32      $0.00         0%
    Net income                                             $0.32      $0.40    ($0.08)       -20%

Consolidated revenues grew 10% in the first quarter. Excluding the net effect of acquisitions and divestitures, sales increased 2% over last year. Each segment discussion contains further analysis of sales and gross profit. Consolidated operating income was 16.6% of revenues versus 20.1% last year. The decline in operating margins resulted primarily from higher selling, general and administrative (SG&A) expenses and the May 2000 acquisition of HAC Group LLC, which had lower operating margins. SG&A expenses increased, as a percentage of revenues, primarily as a result of increased investments in research and development (R&D) for new products and services offerings. R&D expenses were $22,000 in the first quarter compared to $15,000 last year. The company changed the nature of its annual sales training and recognition meeting and incurred $1,400 of incremental period costs in the first quarter versus last year. Additionally, in fiscal year 2001, the company extended its incentive compensation program to include a greater number of management and professionals to drive sales growth and higher operating margins. The participants in this program were not on any previous form of incentive compensation. The company also incurred costs associated with closing the Oklahoma City manufacturing facility.

Income from continuing operations declined 5%, compared to a 9% decline in operating income because net interest was favorable to last year. Interest expense declined from last year because of lower debt balances as the company repaid Information Solutions segment related debt in August 2000. Interest income was higher than last year's first quarter because of higher investments as a result of the cash proceeds received in August 2000 for the sale of the Information Solutions segment. Equity in net losses of affiliated companies increased $1,261 over last year as a result of the May 2000 equity investment in ChoiceParts LLC. Earnings per share benefited from shares repurchased during the quarter. Share repurchases are discussed further under the Shareholders' Equity caption.

RETAIL MANAGEMENT SOLUTIONS (FORMERLY DEALER MANAGEMENT SOLUTIONS)


                                                             2000       1999      Change    % Change
                                                          --------------------------------------------
Net sales and revenues                                      $140,656   $140,442       $214         0%
Gross profit                                                 $85,635    $80,925     $4,710         6%
    % of revenues                                              60.9%      57.6%
SG&A expenses                                                $59,911    $51,990     $7,921        15%
    % of revenues                                              42.6%      37.0%
Operating income                                             $25,724    $28,935    ($3,211)      -11%
    % of revenues                                              18.3%      20.6%

Retail Management Solutions revenues increased slightly over last year as computer service revenues continued to grow. Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, continued to grow because of the increased number of ERA retail management systems sold. This revenue growth was essentially offset by a decline in the number of ERA retail management systems sold. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was $23,000 at December 31, 2000, compared to $31,000 at September 30, 2000. Gross profit margins increased over last year primarily as a result of the growth in higher margin computer services revenues. See the consolidated summary for a discussion of SG&A expenses.

TRANSFORMATION SOLUTIONS (FORMERLY PROFESSIONAL SERVICES)


                                                              2000           1999          Change       % Change
                                                          ----------------------------------------------------------
Net sales and revenues                                          $49,692        $25,551        $24,141           94%
Gross profit                                                    $23,135        $10,612        $12,523          118%
    % of revenues                                                 46.6%          41.5%
SG&A expenses                                                   $21,958         $9,705        $12,253          126%
    % of revenues                                                 44.2%          38.0%
Operating income                                                 $1,177           $907           $270           30%
    % of revenues                                                  2.4%           3.5%

Transformation Solutions revenues grew 94% during the quarter, in large part as a result of the May 2000 acquisition of HAC Group LLC. Excluding HAC revenues, sales grew 13% primarily because of strong growth in the number of IntelliPath systems sold. The gross profit margin increased over last year because of the acquisition of the higher margin HAC business and the growth in higher margin IntelliPath revenues. See the consolidated summary for a discussion of SG&A expenses.

DOCUMENTS


                                                               2000       1999      Change     % Change
                                                            ---------------------------------------------
Net sales and revenues                                         $42,920    $45,326    ($2,406)        -5%
Gross profit                                                   $26,749    $28,589    ($1,840)        -6%
    % of revenues                                                62.3%      63.1%
SG&A expenses                                                  $18,982    $18,941         $41         0%
    % of revenues                                                44.2%      41.8%
Operating income                                                $7,767     $9,648    ($1,881)       -19%
    % of revenues                                                18.1%      21.3%

Documents sales declined from last year, consistent with recent trends as business forms products continue to migrate to printing solutions. The company reports sales of laser printing solutions in both Retail Management Solutions and Transformation Solutions. In total, laser printing revenues increased more than forms sales declined. Gross profit margins remained strong during the quarter. See the consolidated summary for a discussion of SG&A expenses.

FINANCIAL SERVICES


                                                               2000       1999      Change     % Change
                                                            ---------------------------------------------
Net sales and revenues                                         $10,218     $9,764        $454         5%
Operating income                                                $5,824     $4,915        $909        18%
    % of revenues                                                57.0%      50.3%

Financial Services interest revenues increased over last year, primarily because of gains on residuals at termination of finance receivables. The average finance receivable balances remained about the same as a year ago. Interest rates on finance receivables increased very slightly over last year. Financial Services' interest rate spread remained strong at 2.8%, compared to 3.4% last year. The interest rate spread declined primarily because of higher interest rates on borrowings. Bad debt expenses were $712 less than last year reflecting favorable charge-off experience.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the first three months of fiscal year 2001, the company did not enter into any new interest rate management agreements. See Note 6 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Automotive Solutions continued to provide strong cash flows from operating activities during the first three months of the fiscal year. Operating cash flows were $38,501 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures of $15,678. Capital expenditures included $8,426 for the construction of a new office building near Dayton, Ohio. During the first three months of the fiscal year, the company also capitalized $1,704 of software licensed to customers, representing primarily internal capitalization. Capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $70,000 in fiscal year 2001, which includes about $30,000 for the new office building. Cash used for business combinations related to the November 2000 purchase of DealerKid. See Note 5 to the Consolidated Financial Statements for more information on DealerKid.

Fiscal year 2001 cash flows for discontinued operations represent primarily the payment of taxes associated with the sale of the Information Solutions segment in fiscal year 2000.

Financial services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total automotive solutions debt) to capitalization (total automotive solutions debt plus shareholders' equity) was 20.1% at December 31, 2000 compared to 19.0% at September 30, 2000. Remaining credit available under committed revolving credit agreements was $93,650 at December 31, 2000. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash balances, cash flow from operations and cash available from committed credit agreements will be sufficient to fund normal operations over the next year.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. In fiscal year 1997, the company filed a shelf registration statement with the Securities and Exchange Commission whereby the company can issue up to $300,000 of notes. Through December 31, 2000, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of February 8, 2001, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the first three months of fiscal year 2001, the company repurchased 2,512 Class A common shares for $48,656 ($19.37 per share). As of December 31, 2000 the company could repurchase an additional 3,679 Class A common shares under existing board of directors' authorizations.

MARKET RISKS
INTEREST RATES
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less.

The Financial Services segment of the business obtains borrowings to fund the investment in finance receivables. These fixed rate receivables have repayment terms of four to eight years, with five years being the most common term. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. See Note 6 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

Because fixed rate finance receivables are directionally funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements.

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations in Canada, which accounted for 5% of net sales and revenues for the three months ended December 31, 2000. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At December 31, 2000, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at December 31, 2000, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTER
See Note 7 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARD
See Note 8 to the Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.

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

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           27 Financial Data Schedules

                  (b)      Reports on Form 8-K
                           On November 15, 2000, the company filed a report on Form 8-K disclosing that the company had ended certain negotiations with General Motors. The company also disclosed the election of Lloyd G. "Buzz" Waterhouse as Chief Executive Officer of the company.
                           On November 28, 2000, the company filed a report on Form 8-K disclosing the purchase of eCustomerCentric Solutions, Inc. a.k.a. DealerKid.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE REYNOLDS AND REYNOLDS COMPANY




Date  February 12, 2001                       /s/ Dale L. Medford
     -----------------------------            -----------------------------
                                              Dale L. Medford
                                              Executive Vice President
                                              and Chief Financial Officer