Form 10-Q/A
period 2000-12-31
REYNOLDS & REYNOLDS CO
filed 2001-03-07
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                  Amendment 1

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

                                EXPLANATORY NOTE


The Reynolds and Reynolds Company hereby amends its Form 10-Q for the quarter ended December 31, 2000 to include additional disclosures made in Part I, relating to Notes 11 and 12 to the Condensed Consolidated Financial
Statements. The company also revised its consolidated balance sheets to break out software licensed to customers from other intangible assets. None of the changes made herein have resulted in any change in the net sales and revenues, net income, earnings per common share, total assets, total liabilities or total shareholder's equity.


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

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000
                                 (In thousands)


                                                                               12/31/00           9/30/00
                                                                            ----------------  ----------------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                                           $133,110          $205,455
    Accounts receivable                                                             131,128           127,314
    Inventories                                                                      14,968            15,287
    Other current assets                                                             33,567            35,490
                                                                            ----------------  ----------------
    Total current assets                                                            312,773           383,546
Property, Plant and Equipment, less accumulated depreciation of
    $171,233 at 12/31/00 and $166,235 at 9/30/00                                    146,711           138,108
Goodwill                                                                             41,386            31,061
Software Licensed to Customers                                                       42,319            39,479
Other Intangible Assets                                                             116,313           118,575
Other Assets                                                                         87,305            85,395
                                                                            ----------------  ----------------
Total Automotive Solutions Assets                                                   746,807           796,164
                                                                            ----------------  ----------------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                                 422,312           420,588
Cash and Other Assets                                                                   868               541
                                                                            ----------------  ----------------
Total Financial Services Assets                                                     423,180           421,129
                                                                            ----------------  ----------------

TOTAL ASSETS                                                                     $1,169,987        $1,217,293
                                                                            ================  ================

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities                                                                $172,358          $194,665
Long-Term Debt                                                                      112,079           111,124
Other Liabilities                                                                    97,422            93,350
                                                                            ----------------  ----------------
Total Automotive Solutions Liabilities                                              381,859           399,139
                                                                            ----------------  ----------------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                       211,552           212,176
Other Liabilities                                                                   109,525           107,484
                                                                            ----------------  ----------------
Total Financial Services Liabilities                                                321,077           319,660
                                                                            ----------------  ----------------

SHAREHOLDERS' EQUITY
Capital Stock                                                                       122,357           124,872
Other Comprehensive Income                                                          (7,534)           (7,139)
Retained Earnings                                                                   352,228           380,761
                                                                            ----------------  ----------------
Total Shareholders' Equity                                                          467,051           498,494
                                                                            ----------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $1,169,987        $1,217,293
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
                                                                                  ===============  ===============

(11) OTHER INTANGIBLE ASSETS

                                                     Useful
                                                      Life
                                                    (years)  12/31/00    9/30/00
                                                    -------  --------    -------
Customer relationship - Trade Cycle Technology         20    $ 67,087   $ 67,954
Customer relationship - CyberCar                       10    $ 14,840     15,238
Other intangible assets                               3-20     34,386     35,383
                                                             --------   --------
Total other intangible assets                                $116,313   $118,575
                                                             ========   ========

Other intangible assets related to Trade Cycle Technology and CyberCar were acquired in the May 2000 purchase of HAC Group LLC. These assets are being amortized on a straight-line basis over their useful lives because this method of amortization best matches amortization expense with expected future revenues. The useful lives for the Trade Cycle Technology and CyberCar intangible assets reflect a strong relationship between HAC Group and the customer that began in 1983. This relationship is expected to continue over the remaining useful life of the Trade Cycle Technology and CyberCar assets. At each balance sheet date the company evaluates the recoverability of intangible assets acquired in the purchase of HAC Group by considering whether cash flows and other factors are consistent with the assumptions used to allocate the purchase price.

(12) EQUITY INVESTMENT
The company owns 16,500 shares of Kalamazoo Computer Group plc (Kalamazoo) of the United Kingdom, representing about 26% of the outstanding shares. In addition, two of the company's officers are members of the board of directors of Kalamazoo. At December 31, 2000 the market value of the company's investment was $4,072. This investment is accounted for under the equity method and the carrying value of $20,947 at December 31, 2000, was included with other assets in the company's consolidated balance sheets. At December 31, 2000, the company evaluated the recoverability of its investment in Kalamazoo as required by Statement of Financial Accounting Standards Statement No. 121 and Staff Accounting Bulletin No. 59. As part of its evaluation, management considered the market value and carrying value of its investment, management's likelihood of holding or selling its investment and potential sales proceeds and related tax benefits Projected future cash flows over periods up to ten years assumed revenues grow at a 6% average rate and operating margins reach 9%. These assumptions assume the successful completion of current product development efforts and market acceptance of the new product by both new and existing customers. Based on this evaluation, no adjustment to the carrying value of the company's investment in Kalamazoo was required.

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