Form 10-Q
period 2001-03-31
REYNOLDS & REYNOLDS CO
filed 2001-05-15
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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

On May 10, 2001, 72,331,173 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS



                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three and Six Months Ended March 31, 2001 and 2000     3

              Condensed Consolidated Balance Sheets
              As of March 31, 2001 and September 30, 2000                    4

              Condensed Statements of Consolidated Cash Flows
              For the Six Months Ended March 31, 2001 and 2000               5

              Notes to Condensed Consolidated Financial Statements           6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Six Months Ended March 31, 2001 and 2000    10


PART II. OTHER INFORMATION

Item 4.       Results of Votes of Security Holders                          14

Item 6.       Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                  15

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                      (In thousands except per share data)


                                                           THREE MONTHS               SIX MONTHS
                                                        2001           2000        2001         2000
                                                       ---------    ---------    ---------    ---------
Net Sales and Revenues
    Automotive Solutions
        Services                                       $ 146,709    $ 121,302    $ 292,842    $ 240,933
        Products                                          84,141       88,923      171,276      180,611
                                                       ---------    ---------    ---------    ---------
        Total Automotive Solutions                       230,850      210,225      464,118      421,544
    Financial services                                    10,471       10,515       20,689       20,279
                                                       ---------    ---------    ---------    ---------
    Total net sales and revenues                         241,321      220,740      484,807      441,823
                                                       ---------    ---------    ---------    ---------

Costs and Expenses
    Automotive Solutions
        Cost of sales
            Services                                      53,017       43,406      104,964       85,592
            Products                                      48,181       48,676       93,983       97,683
                                                       ---------    ---------    ---------    ---------
            Total cost of sales                          101,198       92,082      198,947      183,275
        Selling, general and administrative expenses      97,917       83,293      198,768      163,929
    Financial services                                     4,559        4,646        8,953        9,495
                                                       ---------    ---------    ---------    ---------
    Total costs and expenses                             203,674      180,021      406,668      356,699
                                                       ---------    ---------    ---------    ---------

Operating Income                                          37,647       40,719       78,139       85,124
                                                       ---------    ---------    ---------    ---------

Other Charges (Income)
    Interest expense                                       1,564        1,956        3,011        4,093
    Interest income                                       (1,744)      (1,068)      (5,046)      (2,301)
    Equity in net losses of affiliated companies           1,627          486        3,539        1,137
    Other                                                   (843)        (305)        (633)        (288)
                                                       ---------    ---------    ---------    ---------
    Total other charges                                      604        1,069          871        2,641
                                                       ---------    ---------    ---------    ---------

Income Before Income Taxes                                37,043       39,650       77,268       82,483
Income Taxes                                              14,844       16,102       31,190       33,876
                                                       ---------    ---------    ---------    ---------
Income From Continuing Operations                         22,199       23,548       46,078       48,607
Income From Discontinued Operations                        1,623        9,420        1,623       15,661
                                                       ---------    ---------    ---------    ---------
Net Income                                             $  23,822    $  32,968    $  47,701    $  64,268
                                                       =========    =========    =========    =========

Basic Earnings Per Common Share
    Income From Continuing Operations                  $    0.31    $    0.31    $    0.63    $    0.63
    Income From Discontinued Operations                $    0.02    $    0.12    $    0.02    $    0.20
    Net Income                                         $    0.33    $    0.43    $    0.65    $    0.83
    Average Number of Common Shares Outstanding           72,751       77,094       73,424       77,125

Diluted Earnings Per Common Share
    Income From Continuing Operations                  $    0.30    $    0.29    $    0.61    $    0.61
    Income From Discontinued Operations                $    0.02    $    0.12    $    0.02    $    0.20
    Net Income                                         $    0.32    $    0.41    $    0.64    $    0.81
    Average Number of Common Shares Outstanding           74,740       80,246       74,933       79,515

Cash Dividends Declared Per Common Share               $    0.11    $    0.11    $    0.22    $    0.22



See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND SEPTEMBER 30, 2000
                                 (In thousands)


                                                                    3/31/01        9/30/00
                                                                  -----------    -----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                          $   139,564    $   205,455
    Accounts receivable                                               132,399        127,314
    Inventories                                                        13,313         15,287
    Other current assets                                               34,522         35,490
                                                                  -----------    -----------
    Total current assets                                              319,798        383,546
Property, Plant and Equipment, less accumulated depreciation of
    $176,589 at 3/31/01 and $166,235 at 9/30/00                       151,671        138,108
Goodwill                                                               39,551         31,061
Software Licensed to Customers                                         45,513         39,479
Other Intangible Assets                                               113,481        118,575
Other Assets                                                           90,508         85,395
                                                                  -----------    -----------
Total Automotive Solutions Assets                                     760,522        796,164
                                                                  -----------    -----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                   424,033        420,588
Cash and Other Assets                                                     737            541
                                                                  -----------    -----------
Total Financial Services Assets                                       424,770        421,129
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 1,185,292    $ 1,217,293
                                                                  ===========    ===========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities                                               $   159,905    $   194,665
Long-Term Debt                                                        111,495        111,124
Other Liabilities                                                      97,367         93,350
                                                                  -----------    -----------
Total Automotive Solutions Liabilities                                368,767        399,139
                                                                  -----------    -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                         209,501        212,176
Other Liabilities                                                     108,967        107,484
                                                                  -----------    -----------
Total Financial Services Liabilities                                  318,468        319,660
                                                                  -----------    -----------

SHAREHOLDERS' EQUITY
Capital Stock                                                         139,914        124,872
Other Comprehensive Income (Losses)                                    (9,851)        (7,139)
Retained Earnings                                                     367,994        380,761
                                                                  -----------    -----------
Total Shareholders' Equity                                            498,057        498,494
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,185,292    $ 1,217,293
                                                                  ===========    ===========


See Notes to Condensed Consolidated Financial Statements.


                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In thousands)


                                                           2001          2000
                                                        ---------     ----------

AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities              $  58,123    $  72,700
                                                         ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                  (14,884)      (2,500)
    Capital expenditures                                   (27,962)     (32,097)
    Net proceeds from asset sales                              834        1,676
    Capitalization of software licensed to customers        (5,036)     (11,027)
    Repayments from financial services                       1,556        3,462
                                                         ---------    ---------
    Net cash flows used for investing activities           (45,492)     (40,486)
                                                         ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                   611
    Principal payments on debt                              (2,057)      (2,061)
    Cash dividends paid                                     (8,001)      (8,422)
    Capital stock issued                                    15,762       11,995
    Capital stock repurchased                              (48,656)     (19,885)
                                                         ---------    ---------
    Net cash flows used for financing activities           (42,952)     (17,762)
                                                         ---------    ---------

Effect of Exchange Rate Changes on Cash                     (1,600)         303
                                                         ---------    ---------

Net Cash Used for Discontinued Operations                  (33,970)     (15,691)
                                                         ---------    ---------

Decrease in Cash and Equivalents                           (65,891)        (936)
Cash and Equivalents, Beginning of Period                  205,455      103,595
                                                         ---------    ---------
Cash and Equivalents, End of Period                      $ 139,564    $ 102,659
                                                         =========    =========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities              $  11,929    $  10,335
                                                         ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                         (88,845)     (72,395)
    Collections on finance receivables                      81,063       65,740
                                                         ---------    ---------
    Net cash flows used for investing activities            (7,782)      (6,655)
                                                         ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                   63,203       34,963
    Principal payments on debt                             (65,878)     (35,492)
    Repayments to automotive solutions                      (1,556)      (3,462)
                                                         ---------    ---------
    Net cash flows used for financing activities            (4,231)      (3,991)
                                                         ---------    ---------

Decrease in Cash and Equivalents                               (84)        (311)
Cash and Equivalents, Beginning of Period                      456          675
                                                         ---------    ---------
Cash and Equivalents, End of Period                      $     372    $     364
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

(2) INVENTORIES

                                                   3/31/01            9/30/00
                                                   -------            -------
Finished products                                  $12,827            $14,360
Work in process                                        216                480
Raw materials                                          270                447
                                                   -------            -------
Total inventories                                  $13,313            $15,287
                                                   =======            =======

(3) OTHER INTANGIBLE ASSETS

                                                   Useful
                                                    Life
                                                   (years)    3/31/01    9/30/00
                                                  --------   --------   --------
Customer relationship - Trade Cycle Technology       20      $ 66,219   $ 67,954
Customer relationship - CyberCar                     10        14,443     15,238
Other intangible assets                            3 - 20      32,819     35,383
                                                             --------   --------
Total other intangible assets                                $113,481   $118,575
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

(4) EQUITY INVESTMENT
The company owns 16,500 shares of Kalamazoo Computer Group plc (Kalamazoo) of the United Kingdom, representing about 26% of the outstanding shares. In addition, two of the company's officers are members of the board of directors of Kalamazoo. At March 31, 2001, the market value of the company's Kalamazoo shares was $2,925 based on the closing sale price reported by the London Stock Exchange. This investment is accounted for under the equity method and the carrying value of $20,271 at March 31, 2001, was included with other assets in the company's consolidated balance sheets. At March 31, 2001, the company evaluated the recoverability of its investment in Kalamazoo as required by Statement of Financial Accounting Standards Statement No. 121 and Staff Accounting Bulletin No. 59. As part of its evaluation, management considered the market value and carrying value of its investment, management's likelihood of holding or selling its investment and potential sales proceeds and related tax benefits. Projected future cash flows over periods up to ten years assumed revenues grow at a 6% average rate and operating margins reach 9%. These assumptions assume the successful completion of current product development efforts and market acceptance of the new product by both new and existing customers. Based on this evaluation, no adjustment to the carrying value of the company's investment in Kalamazoo was required.

(5) COMPREHENSIVE INCOME

                                                   THREE MONTHS              SIX MONTHS
                                                  2001         2000        2001       2000
                                                --------    --------    --------    --------
Net income                                      $ 23,822    $ 32,968    $ 47,701    $ 64,268
Foreign currency translation adjustment           (1,678)        (65)     (1,600)        303
Cumulative effect of accounting change                                        15
Net unrealized losses on derivative contracts       (639)                 (1,127)
                                                --------    --------    --------    --------
Comprehensive income                            $ 21,505    $ 32,903    $ 44,989    $ 64,571
                                                ========    ========    ========    ========


(6) RESTRUCTURING CHARGES
During fiscal year 2000, the company recorded a pre-tax restructuring charge of $10,560. This charge consisted of $4,751 of employee termination benefits, $4,715 of retirement costs and $1,094 of lease obligations. Employee termination benefits represent severance and outplacement benefits for 252 employees, 135 of which were in administrative positions. The remaining 117 employees worked at the Oklahoma City manufacturing facility that was closed during the first quarter of fiscal year 2001. Through March 31, 2001, all of the identified employees have begun receiving severance payments. Retirement costs represent pension and other postretirement benefits in excess of regular plan benefits for 20 employees, including several executives. These incremental benefits will be paid along with normal pension and other postretirement benefits. Lease obligations represent remaining lease payments in excess of sublease rentals for 38 sales offices vacated by the company. Activity related to restructuring accruals was as follows:

                                                      Severance         Leases
                                                       -------          -------
Balances 9/30/00                                       $ 3,960          $ 1,006
Payments                                                (1,459)             (81)
                                                       -------          -------
Balances 12/31/00                                        2,501              925
Payments                                                (1,304)            (138)
Expense (Income) Adjustments                               109              (96)
                                                       -------          -------
Balances 3/31/01                                       $ 1,306          $   691
                                                       =======          =======


(7) DISCONTINUED OPERATIONS
Income from discontinued operations included about $.01 per share from the collection of notes receivable obtained in the October 1998 sale of the Healthcare Systems segment and about $.01 per share from tax benefits related to the August 2000 sale of the Information Solutions segment.

(8) BUSINESS COMBINATION
In November 2000, the company purchased eCustomerCentric Solutions, Inc., a.k.a. DealerKid, a premier provider of electronic customer marketing and relationship management software and services for automotive retailers in the United States and Canada. Privately held DealerKid had revenues of about $2,000 in 2000. The purchase price of $10,452 was paid with $9,509 of cash from existing balances and the issuance of a $943 note payable. This business combination was accounted for as a purchase and the accounts of DealerKid were included in the financial statements since the acquisition date. In connection with this business combination the company recorded goodwill of $11,101, based on a preliminary allocation of the purchase price. Goodwill is being amortized on a straight-line basis over five years.

(9) ACCOUNTING CHANGE
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB amended certain provisions of that statement by issuing SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require all derivatives to be recognized as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Gains or losses resulting from changes in fair values of derivatives are recorded either as a separate component of shareholders' equity or in the income statement depending upon whether the instruments meet the criteria for hedge accounting.

Effective October 1, 2000, the company adopted the provisions of these statements. The company has determined that its derivative instruments meet the criteria for cash flow hedge accounting. In the ordinary course of business, the company borrows cash to fund investments in finance receivables from the sale of the company's products. The company attempts to limit its interest rate exposure between the interest earned on fixed rate finance receivables and the interest paid on variable rate financing agreements through the use of interest rate management agreements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed rates. Fixed interest rates do not change over the life of the agreements. Variable interest rates are reset at least every 90 days and are based on LIBOR or commercial paper indices and are settled with counterparties at that time. The fair value of the company's derivative instruments was a $25 asset at October 1, 2000, which was recorded as a cumulative effect of accounting change, and a $1,860 liability at March 31, 2001. This liability was included in Financial Services' other liabilities on the consolidated balance sheet. The adjustments to record the cumulative effect of accounting change and the net change in the fair value during the periods presented was recorded, net of income taxes, in other comprehensive income. All existing cash flow hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

(10)  CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.

                                                                2001        2000
                                                              --------    --------
AUTOMOTIVE SOLUTIONS
Net Income                                                    $ 40,650    $ 57,794
Depreciation and Amortization                                   24,164      17,297
Deferred Income Taxes                                            4,287        (480)
Deferred Income Taxes Transferred to Financial Services         (4,371)     (1,805)
Income from Discontinued Operations                             (1,623)    (15,661)
Losses on Sales of Assets                                          318         171
Changes in Operating Assets and Liabilities
    Accounts Receivable                                           (947)     27,712
    Inventories                                                  1,974      (8,648)
    Prepaid Expenses and Other Current Assets                   (1,905)      1,129
    Intangible and Other Assets                                 (3,494)     (1,022)
    Accounts Payable                                            (3,010)        429
    Accrued Liabilities                                         (2,246)     (8,094)
    Other Liabilities                                            4,326       3,878
                                                              --------    --------
Net Cash Provided by Operating Activities                     $ 58,123    $ 72,700
                                                              ========    ========

FINANCIAL SERVICES
Net Income                                                    $  7,051    $  6,474
Deferred Income Taxes                                           (4,418)         48
Deferred Income Taxes Transferred from Automotive Solutions      4,371       1,805
Changes in Receivables, Other Assets and Other Liabilities       4,925       2,008
                                                              --------    --------
Net Cash Provided by Operating Activities                     $ 11,929    $ 10,335
                                                              ========    ========

(11)  BUSINESS SEGMENTS

                                     THREE MONTHS                SIX MONTHS
                                  2001          2000          2001          2000
                               ----------    ----------    ----------     ---------
NET SALES AND REVENUES
Retail Management Solutions      $141,549      $136,550      $282,205      $276,992
Transformation Solutions           45,500        26,237        95,192        51,788
Documents                          43,801        47,438        86,721        92,764
Financial Services                 10,471        10,515        20,689        20,279
                               ----------    ----------    ----------     ---------
Total Net Sales and Revenues     $241,321      $220,740      $484,807      $441,823
                               ==========    ==========     =========     =========

OPERATING INCOME
Retail Management Solutions       $25,497       $24,817       $51,221       $53,752
Transformation Solutions          ($4,139)        ($674)      ($2,962)         $233
Documents                         $10,377       $10,707       $18,144       $20,355
Financial Services                 $5,912        $5,869       $11,736       $10,784
                               ----------    ----------    ----------     ---------
Total Operating Income            $37,647       $40,719       $78,139       $85,124
                               ==========    ==========    ==========     =========

                                                            3/31/01        9/30/00
                                                           ----------     ----------
ASSETS
Automotive Solutions                                         $760,522     $ 796,164
Financial Services                                            424,770       421,129
                                                           ----------    ----------
Total Assets                                               $1,185,292    $1,217,293
                                                           ==========    ==========

(12) CONTINGENCIES
The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. However, because the EPA has not yet selected a remedy, potential remediation costs remain uncertain. Remediation costs for a typical CERCLA site on the National Priorities List average about $30,000. The engineering evaluation/cost analysis was consistent with this average. During fiscal year 1996, an agreement was reached whereby the state of Connecticut will contribute $8,000 towards remediation costs. Preliminary remediation continued through March 31, 2001, using Connecticut's contribution. During the fourth quarter of fiscal year 2000, the company was also named a defendant in a cost recovery lawsuit in Dayton, Ohio, regarding another environmental remediation site. Discovery in that lawsuit is in its early stages. Consequently, it is too early to determine the company's liability exposure. The company believes that the reasonably foreseeable resolution of these two matters will not have a material adverse effect on the financial statements.

During the quarter ended March 31, 2001, the company incurred $4,228 of costs associated with a work stoppage on a software development contract. These costs included $2,541 of expense to record a reserve for unbilled accounts receivable and $1,687 of operating expenses for which no revenues were recorded during the quarter. This contract has not been formally cancelled. Based on ongoing discussions between the contract parties, the Company is unable to reasonably foresee what impact, if any, final resolution will have on the financial statements.

(13) ACCOUNTING STANDARD
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB No. 101, as amended, is effective for the fourth quarter of fiscal year 2001. The company is reviewing the impact of SAB No. 101, and does not believe that its adoption will have a material effect on the company's financial statements.

(14) SUBSEQUENT EVENT
On May 2, 2001, an announcement was made by Consumer Car Club Inc. that its carclub.com service has been closed. As a result, the company will write off its $3,200 investment, which was accounted for under the cost method, in the quarter ended June 30, 2001.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                      (In thousands except per share data)

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                 Three Months                                    Six Months
                                  --------------------------------------------   -------------------------------------------
                                     2001       2000      Change     % Change      2001      2000      Change     % Change
                                  ------------------------------------------------------------------------------------------
Net sales and revenues              $241,321   $220,740    $20,581         9%     $484,807  $441,823     $42,984        10%
Gross profit                        $129,652   $118,143    $11,509        10%     $265,171  $238,269     $26,902        11%
Operating income                     $37,647    $40,719    ($3,072)       -8%      $78,139   $85,124     ($6,985)       -8%
    % of revenues                       15.6%      18.4%                              16.1%     19.3%
Income from continuing operations    $22,199    $23,548    ($1,349)       -6%      $46,078   $48,607     ($2,529)       -5%
Discontinued operations               $1,623     $9,420    ($7,797)      -83%       $1,623   $15,661    ($14,038)      -90%
Net income                           $23,822    $32,968    ($9,146)      -28%      $47,701   $64,268    ($16,567)      -26%
Basic earnings per share
    Income from continuing             $0.31      $0.31      $0.00         0%        $0.63     $0.63       $0.00         0%
operations
    Net income                         $0.33      $0.43     ($0.10)      -23%        $0.65     $0.83      ($0.18)      -22%
Diluted earnings per share
    Income from continuing             $0.30      $0.29      $0.01         3%        $0.61     $0.61       $0.00         0%
operations
    Net income                         $0.32      $0.41     ($0.09)      -22%        $0.64     $0.81      ($0.17)      -21%


Consolidated revenues grew 9% in the second quarter and 10% year-to-date. Excluding the net effect of acquisitions and divestitures, sales increased 3% over last year for both the second quarter and six months ended March 31, 2001. Internal sales growth for the quarter and six months reflected growth in Retail Management Solutions' computer services revenues and Transformation Solutions' IntelliPath sales. This internal growth was partially offset by lower sales of documents.

Consolidated operating income was 15.6% of revenues in the second quarter versus 18.4% last year and 16.1% for six months compared to 19.3% last year. The decline in second quarter operating margins resulted primarily from the fiscal year 2000 acquisition of HAC Group and the November 2000 acquisition of DealerKid. These businesses had lower operating margins than the existing business. The second quarter also included $4,228 of costs ($.03 per share after taxes) related to a work stoppage of a software development contract. See Note 12 to the Consolidated Financial Statements for more information on this software development contract. Year-to-date, operating margins reflect the impact of HAC Group and DealerKid acquisitions and higher research and development (R&D) expenses. R&D expenses were $17,000 in the second quarter and $38,000 year-to-date, compared to $17,000 and $33,000 last year.

Interest expense declined from last year because of lower debt balances as the company repaid Information Solutions segment related debt in August 2000. Interest income was higher than last year because of higher investments as a result of the cash proceeds received in August 2000 for the sale of the Information Solutions segment. Equity in net losses of affiliated companies increased $1,141 in the second quarter and $2,402 through six months over last year as a result of the May 2000 equity investment in ChoiceParts LLC.

Earnings per share benefited from lower shares outstanding as a result of shares repurchased during the second half of fiscal year 2000 and the first quarter of fiscal year 2001. Share repurchases are discussed further under the Shareholders' Equity caption. Discontinued operations included about $.01 per share from the collection of notes receivable obtained in the October 1998 sale of Healthcare Systems segment and about $.01 per share from tax benefits related to the August 2000 sale of the Information Solutions segment.

RETAIL MANAGEMENT SOLUTIONS

                                                    Three Months                                    Six Months
                                     --------------------------------------------   --------------------------------------------
                                        2001       2000      Change     % Change       2001       2000     Change    % Change
                                     -------------------------------------------------------------------------------------------
Net sales and revenues                 $141,549   $136,550     $4,999         4%      $282,205   $276,992    $5,213          2%
Gross profit                            $83,297    $77,167     $6,130         8%      $168,932   $158,092   $10,840          7%
    % of revenues                          58.8%      56.5%                               59.9%      57.1%
SG&A expenses                           $57,800    $52,350     $5,450        10%      $117,711   $104,340   $13,371         13%
    % of revenues                          40.8%      38.3%                               41.7%      37.7%
Operating income                        $25,497    $24,817       $680         3%       $51,221    $53,752   ($2,531)        -5%
    % of revenues                          18.0%      18.2%                               18.2%      19.4%

Retail Management Solutions revenues increased slightly over last year for both the second quarter and six months as computer service revenues continued to grow. Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, continued to grow because of the increased number of ERA retail management systems supported. This revenue growth was partially offset by a decline in the number of new ERA retail management systems sold. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was $31,000 at March 31, 2001 and at September 30, 2000. Gross profit margins increased over last year primarily as a result of the growth in higher margin computer services revenues. Operating margins reflect higher year-to-date R&D expenses and the second quarter costs incurred in the work stoppage of a software development contract. See Note 12 to the Consolidated Financial Statements for more information on this software development contract.

TRANSFORMATION SOLUTIONS

                                             Three Months                                       Six Months
                            -----------------------------------------------   ------------------------------------------------
                               2001       2000       Change     % Change         2001        2000       Change     % Change
                            -----------------------------------------------   ------------------------------------------------
Net sales and revenues         $45,500     $26,237     $19,263         73%        $95,192     $51,788     $43,404         84%
Gross profit                   $18,545     $10,850      $7,695         71%        $41,680     $21,462     $20,218         94%
    % of revenues                 40.8%       41.4%                                  43.8%       41.4%
SG&A expenses                  $22,684     $11,524     $11,160         97%        $44,642     $21,229     $23,413        110%
    % of revenues                 49.9%       44.0%                                  46.9%       41.0%
Operating income (losses)      ($4,139)      ($674)    ($3,465)                   ($2,962)       $233     ($3,195)
    % of revenues                 -9.1%       -2.6%                                  -3.1%        0.4%


Transformation Solutions revenues grew, in large part, as a result of the May 2000 acquisition of HAC Group LLC. Excluding the impact of acquisitions, sales grew 7% in the second quarter and 17% year-to-date, primarily because of strong growth in the number of IntelliPath systems sold. The second quarter sales growth rate was lower than the year-to-date sales growth rate because Carpoint revenues declined to $6,300 in the second quarter, compared to $8,100 last year. Carpoint revenues are expected to continue to decline during the fiscal year as the contract with Microsoft winds down. Second quarter revenues and operating losses reflect a decline in HAC Group revenues from the first quarter as a result of lower consulting revenues. Operating losses also reflect the decline in Carpoint revenues, increased R&D expenses and operating losses of DealerKid, acquired in November 2000.

DOCUMENTS

                                                      Three Months                                  Six Months
                                      ---------------------------------------------   ----------------------------------------
                                         2001       2000      Change     % Change       2001      2000     Change   % Change
                                      ---------------------------------------------   ----------------------------------------
Net sales and revenues                   $43,801    $47,438    ($3,637)        -8%      $86,721   $92,764  ($6,043)       -7%
Gross profit                             $27,810    $30,126    ($2,316)        -8%      $54,559   $58,715  ($4,156)       -7%
    % of revenues                           63.5%      63.5%                               62.9%     63.3%
SG&A expenses                            $17,433    $19,419    ($1,986)       -10%      $36,415   $38,360  ($1,945)       -5%
    % of revenues                           39.8%      40.9%                               42.0%     41.4%
Operating income                         $10,377    $10,707      ($330)        -3%      $18,144   $20,355  ($2,211)      -11%
    % of revenues                           23.7%      22.6%                               20.9%     21.9%

Documents sales declined from last year, in part, because of significant one-time sales to a major customer last year. The prior year also included additional sales as forms were modified to reflect legislative changes. Excluding the effect of these two items, documents sales declined about $2,700 or 6% in the quarter and about $4,000 or 4% year-to-date, reflecting the continued migration of business forms products to electronic printing solutions. (The company reports sales of laser printing solutions in both Retail Management Solutions and Transformation Solutions.) Laser printing revenues increased $2,200 in the quarter and $5,500 through six months. Operating margins remained strong for the quarter and six months.

FINANCIAL SERVICES
                                                      Three Months                                   Six Months
                                      ---------------------------------------------   -----------------------------------------
                                         2001       2000      Change     % Change       2001       2000     Change   % Change
                                      ---------------------------------------------   -----------------------------------------
Net sales and revenues                   $10,471    $10,515       ($44)         0%      $20,689    $20,279      $410        2%
Operating income                          $5,912     $5,869         $43         1%      $11,736    $10,784      $952        9%
    % of revenues                           56.5%      55.8%                               56.7%      53.2%

Financial Services revenues were about the same as last year for the second quarter and up slightly for the six months. Average finance receivable balances and interest rates on finance receivables changed very little as compared to last year. Financial Services' interest rate spread remained strong at 3.0% year-to-date, compared to 3.2% last year. The slight decline in interest rate spread resulted primarily because of higher interest rates on borrowings. Bad debt expenses were the same as last year for the second quarter and $713 less than last year through six months.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During March 2001, the company entered into a $20,000 interest rate swap in connection with obtaining $20,000 of variable rate debt. See Note 9 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
Automotive Solutions continued to provide strong cash flows from operating activities during the first six months of the fiscal year. Operating cash flows were $58,123 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures of $27,962. Capital expenditures included $14,421 for the construction of a new office building near Dayton, Ohio. During the first six months of the fiscal year, the company also capitalized $5,036 of software licensed to customers, representing primarily capitalization of internal costs. Capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $70,000 in fiscal year 2001, which includes about $38,000 for the new office building. Cash used for business combinations related primarily to the November 2000 purchase of DealerKid. See Note 7 to the Consolidated Financial Statements for more information on DealerKid.

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

CAPITALIZATION
The company's ratio of total debt (total automotive solutions debt) to capitalization (total automotive solutions debt plus shareholders' equity) was 19.1% at March 31, 2001 compared to 19.0% at September 30, 2000. Remaining credit available under committed revolving credit agreements was $62,798 at March 31, 2001. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash balances, cash flow from operations and cash available from committed credit agreements will be sufficient to fund normal operations over the next year.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. In fiscal year 1997, the company filed a shelf registration statement with the Securities and Exchange Commission whereby the company can issue up to $300,000 of notes. Through March 31, 2001, the company has issued $170,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of May 10, 2001, except for preferred share purchase rights, the company had no agreements or commitments with respect to the sale or issuance of preferred shares and no preferred shares were outstanding.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the first six months of fiscal year 2001, the company repurchased 2,512 Class A common shares for $48,656 ($19.37 per share). As of March 31, 2001 the company could repurchase an additional 3,679 Class A common shares under existing board of directors' authorizations.

MARKET RISKS
INTEREST RATES
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less.

The Financial Services segment of the business obtains borrowings to fund the investment in finance receivables. These fixed rate receivables have repayment terms of four to eight years, with five years being the most common term. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. See Note 9 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

Because fixed rate finance receivables are directionally funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations in Canada, which accounted for 6% of net sales and revenues for the six months ended March 31, 2001. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At March 31, 2001, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at March 31, 2001, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTER
See Note 12 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARD
See Note 13 to the Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.

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


                           PART II - OTHER INFORMATION

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on February 15, 2001, the shareholders of the company voted on and approved the following issues.

Issue 1  Election of Directors
                                                                     Shares
                                                 Shares For         Withheld
                                              ---------------   ---------------
Three-year terms Expiring in 2004
Eustace W. Mita                                   82,710,081           567,063
Philip A. Odeen                                   82,749,645           527,499
Donald K. Peterson                                82,750,088           527,056

Issue 2 Proposal to amend Code of Regulations to permit various electronic and telephonic communications with shareholders and directors.
Shares For                                        82,844,239
Shares Against                                       273,457
Shares Abstain                                       159,448

Issue 3  Appointment of Deloitte & Touche LLP as Independent Auditors
Shares For                                        83,098,662
Shares Against                                        80,632
Shares Abstain                                        97,850

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (b)      Reports on Form 8-K

                           The company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                           On April 18, 2001, the company filed a report on Form 8-K disclosing that the company's board of directors had approved a new shareholder rights plan to replace the previous plan that expired May 6, 2001.

                           On May 2, 2001, the company filed a report on Form 8-K disclosing that Consumer Car Club Inc. closed its carclub.com service and the company would write off its $3.2 million equity investment during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE REYNOLDS AND REYNOLDS COMPANY




Date  May  11, 2001                                 /s/ Dale L. Medford
     -------------------------------                -------------------
                                                    Dale L. Medford
                                                    Executive Vice President
                                                    and Chief Financial Officer