Form 10-Q
period 2001-06-30
REYNOLDS & REYNOLDS CO
filed 2001-08-13
CIK 83588

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2001

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

On August 9, 2001, 71,665,259 Class A common shares and 20,000,000 Class B common shares were outstanding.

                       THE REYNOLDS AND REYNOLDS COMPANY
                               TABLE OF CONTENTS

                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Consolidated Income
         For the Three and Nine Months Ended June 30, 2001 and 2000              3

         Condensed Consolidated Balance Sheets
         As of June 30, 2001 and September 30, 2000                              4

         Condensed Statements of Consolidated Cash Flows
         For the Nine Months Ended June 30, 2001 and 2000                        5

         Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         For the Three and Nine Months Ended June 30, 2001 and 2000             10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       14

SIGNATURES                                                                      15

                                                 THE REYNOLDS AND REYNOLDS COMPANY
                                                 STATEMENTS OF CONSOLIDATED INCOME
                                     FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                                (In thousands except per share data)


                                                              THREE MONTHS                      NINE MONTHS
                                                           2001           2000              2001           2000
                                                      ---------------------------------------------------------
Net Sales and Revenues
    Automotive Solutions
        Services                                       $148,460       $136,871          $441,302       $377,804
        Products                                         83,044         89,129           254,320        269,740
                                                       --------       --------          --------       --------
        Total Automotive Solutions                      231,504        226,000           695,622        647,544
    Financial Services                                   10,651          9,746            31,340         30,025
                                                       --------       --------          --------       --------
    Total net sales and revenues                        242,155        235,746           726,962        677,569
                                                       --------       --------          --------       --------

Costs and Expenses
    Automotive Solutions
        Cost of sales
            Services                                     51,885         50,671           156,849        136,263
            Products                                     45,595         49,610           139,578        147,293
                                                       --------       --------          --------       --------
            Total cost of sales                          97,480        100,281           296,427        283,556
        Selling, general and administrative expenses     93,500         92,248           292,268        256,177
    Financial Services                                    4,882          4,149            13,835         13,644
                                                       --------       --------          --------       --------
    Total costs and expenses                            195,862        196,678           602,530        553,377
                                                       --------       --------          --------       --------

Operating Income                                         46,293         39,068           124,432        124,192
                                                       --------       --------          --------       --------

Other Charges (Income)
    Interest expense                                      1,390          2,161             4,401          6,254
    Interest income                                      (1,594)        (1,128)           (6,640)        (3,429)
    Equity in net losses of affiliated companies          5,091          1,979             8,630          3,116
    Other                                                   169            306              (464)            18
                                                       --------       --------          --------       --------
    Total other charges                                   5,056          3,318             5,927          5,959
                                                       --------       --------          --------       --------

Income Before Income Taxes                               41,237         35,750           118,505        118,233
Income Taxes                                             16,518         14,726            47,708         48,602
                                                       --------       --------          --------       --------
Income From Continuing Operations                        24,719         21,024            70,797         69,631
Income From Discontinued Operations                           0          4,269             1,623         19,930
                                                       --------       --------          --------       --------
Net Income                                             $ 24,719       $ 25,293          $ 72,420       $ 89,561
                                                       ========       ========          ========       ========

Basic Earnings Per Common Share
    Income From Continuing Operations                  $   0.34       $   0.27          $   0.97       $   0.90
    Income From Discontinued Operations                $   0.00       $   0.05          $   0.02       $   0.26
    Net Income                                         $   0.34       $   0.32          $   0.99       $   1.16
    Average Number of Common Shares Outstanding          73,237         78,183            73,361         77,477

Diluted Earnings Per Common Share
    Income From Continuing Operations                  $   0.33       $   0.26          $   0.94       $   0.87
    Income From Discontinued Operations                $   0.00       $   0.05          $   0.02       $   0.25
    Net Income                                         $   0.33       $   0.31          $   0.97       $   1.12
    Average Number of Common Shares Outstanding          75,033         80,737            74,966         79,921

Cash Dividends Declared Per Common Share               $   0.11       $   0.11          $   0.33       $   0.33

See Notes to Condensed Consolidated Financial Statements.

                       THE REYNOLDS AND REYNOLDS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 2001 AND SEPTEMBER 30, 2000
                                (In thousands)

                                                                                                 6/30/01         9/30/00
                                                                                               ----------       ----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                                                       $  119,805       $  205,455
    Accounts receivable                                                                           131,703          127,314
    Inventories                                                                                    11,682           15,287
    Other current assets                                                                           41,633           35,490
                                                                                               ----------       ----------
    Total current assets                                                                          304,823          383,546
Property, Plant and Equipment, less accumulated depreciation of
    $178,534 at 6/30/01 and $166,235 at 9/30/00                                                   155,294          138,108
Goodwill                                                                                           36,542           31,061
Software Licensed to Customers                                                                     52,533           39,479
Other Intangible Assets                                                                           110,652          118,575
Other Assets                                                                                       88,119           85,395
                                                                                               ----------       ----------
Total Automotive Solutions Assets                                                                 747,963          796,164
                                                                                               ----------       ----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                                               421,129          420,588
Cash and Other Assets                                                                                 812              541
                                                                                               ----------       ----------
Total Financial Services Assets                                                                   421,941          421,129
                                                                                               ----------       ----------

TOTAL ASSETS                                                                                   $1,169,904       $1,217,293
                                                                                               ==========       ==========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
    Current portion of long-term debt                                                          $    6,135       $    5,714
    Notes payable                                                                                      50
    Accounts payable                                                                               43,290           47,376
    Accrued liabilities                                                                            78,871          125,971
    Deferred revenues                                                                              19,007           15,604
                                                                                               ----------       ----------
    Total current liabilities                                                                     147,353          194,665
Long-Term Debt                                                                                    111,507          111,124
Other Liabilities                                                                                  97,491           93,350
                                                                                               ----------       ----------
Total Automotive Solutions Liabilities                                                            356,351          399,139
                                                                                               ----------       ----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                                     206,146          212,176
Other Liabilities                                                                                 108,249          107,484
                                                                                               ----------       ----------
Total Financial Services Liabilities                                                              314,395          319,660
                                                                                               ----------       ----------

SHAREHOLDERS' EQUITY
Capital Stock                                                                                     154,608          124,872
Other Comprehensive Income (Losses)                                                                (8,832)          (7,139)
Retained Earnings                                                                                 353,382          380,761
                                                                                               ----------       ----------
Total Shareholders' Equity                                                                        499,158          498,494
                                                                                               ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $1,169,904       $1,217,293
                                                                                               ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

                       THE REYNOLDS AND REYNOLDS COMPANY
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
               FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                (In thousands)

                                                                                                 2001             2000
                                                                                               ---------       ---------
Automotive Solutions
Cash Flows Provided By Operating Activities                                                    $  91,573       $  92,671
                                                                                               ---------       ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                                        (11,684)       (103,344)
    Capital expenditures                                                                         (39,540)        (50,051)
    Net proceeds from asset sales                                                                  2,697           3,239
    Capitalization of software licensed to customers                                             (12,453)        (15,989)
    Repayments from (advances to) financial services                                                (977)          3,323
                                                                                               ---------       ---------
    Net cash flows used for investing activities                                                 (61,957)       (162,822)
                                                                                               ---------       ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                                                         46,000
    Principal payments on debt                                                                    (2,165)         (9,147)
    Cash dividends paid                                                                          (24,110)        (25,612)
    Capital stock issued                                                                          29,281          13,354
    Capital stock repurchased                                                                    (82,533)        (19,885)
                                                                                               ---------       ---------
    Net cash flows provided by (used for) financing activities                                   (79,527)          4,710
                                                                                               ---------       ---------

Effect of Exchange Rate Changes on Cash                                                             (656)           (238)
                                                                                               ---------       ---------

Net Cash Used for Discontinued Operations                                                        (35,083)         (1,417)
                                                                                               ---------       ---------

Decrease in Cash and Equivalents                                                                 (85,650)        (67,096)
Cash and Equivalents, Beginning of Period                                                        205,455         103,595
                                                                                               ---------       ---------
Cash and Equivalents, End of Period                                                            $ 119,805       $  36,499
                                                                                               =========       =========


Financial Services
Cash Flows Provided By Operating Activities                                                    $  14,860       $  14,085
                                                                                               ---------       ---------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                                              (134,330)       (105,915)
    Collections on finance receivables                                                           124,556         101,322
                                                                                               ---------       ---------
    Net cash flows used for investing activities                                                  (9,774)         (4,593)
                                                                                               ---------       ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                                         70,383          44,600
    Principal payments on debt                                                                   (76,413)        (51,109)
    Advances from (repayments to) automotive solutions                                               977          (3,323)
                                                                                               ---------       ---------
    Net cash flows used for financing activities                                                  (5,053)         (9,832)
                                                                                               ---------       ---------

Increase (Decrease) in Cash and Equivalents                                                           33            (340)
Cash and Equivalents, Beginning of Period                                                            456             675
                                                                                               ---------       ---------
Cash and Equivalents, End of Period                                                            $     489       $     335
                                                                                               =========       =========

See Notes to Condensed Consolidated Financial Statements.

                       THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of September 30, 2000 is condensed financial information taken from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  INVENTORIES

                                           6/30/01     9/30/00
                                          --------     --------
Finished products                         $ 11,267     $ 14,360
Work in process                                205          480
Raw materials                                  210          447
                                          --------     --------
Total inventories                         $ 11,682     $ 15,287
                                          ========     ========

(3)  OTHER INTANGIBLE ASSETS

                                                         Useful
                                                          Life
                                                         (years)         6/30/01      9/30/00
                                                        ----------      --------     --------
Customer relationship - Trade Cycle Technology              20          $ 65,352     $ 67,954
Customer relationship - CyberCar                            10            14,045       15,238
Other intangible assets                                    3 - 20         31,255       35,383
                                                                        --------     --------
Total other intangible assets                                           $110,652     $118,575
                                                                        ========     ========

Other intangible assets related to Trade Cycle Technology and CyberCar were acquired in the May 2000 purchase of HAC Group LLC. These assets are being amortized on a straight-line basis over their useful lives because this method of amortization best matches expected future revenues. The useful lives for the Trade Cycle Technology and CyberCar intangible assets reflect a strong relationship between HAC Group and the customer that began in 1983. This relationship is expected to continue over the remaining useful life of the Trade Cycle Technology and CyberCar assets. At each balance sheet date the company evaluates the recoverability of intangible assets acquired in the purchase of HAC Group by considering whether cash flows and other factors are consistent with the assumptions used to allocate the purchase price.

(4)   EQUITY INVESTMENT

The company owns 16,500 shares of Kalamazoo Computer Group plc (Kalamazoo) of the United Kingdom, representing about 26% of the outstanding shares. In addition, two of the company's officers are members of the board of directors of Kalamazoo. At June 30, 2001, the market value of the company's Kalamazoo shares was $3,227 based on the closing sale price reported by the London Stock Exchange. This investment is accounted for under the equity method and the carrying value of $18,900 at June 30, 2001, was included with other assets in the company's consolidated balance sheets. Quarterly, the company evaluates the recoverability of its investment in Kalamazoo as required by Statement of Financial Accounting Standards Statement No. 121 and Staff Accounting Bulletin No. 59. As part of its evaluation, management considered the market value and carrying value of its investment, management's likelihood of holding or selling its investment and potential sales proceeds and related tax benefits. Projected future cash flows over periods up to ten years assumed revenues grow at a 6% average rate and operating margins reach 9%. These assumptions assume the successful completion of current product development efforts and market acceptance of the new product by both new and existing customers. Based on this evaluation, no adjustment to the carrying value of the company's investment in Kalamazoo was required.

(5) COMPREHENSIVE INCOME

                                                                        THREE MONTHS                           NINE MONTHS
                                                                   2001                2000                 2001          2000
                                                              -------------       -------------        -------------  ------------
Net income                                                      $24,719             $25,293              $72,420       $89,561
Foreign currency translation adjustment                             944                (541)                (656)         (238)
Cumulative effect of accounting change                                                                        15
Net unrealized gains (losses) on derivative contracts                75                                   (1,052)
                                                                -------             -------              -------       -------
Comprehensive income                                            $25,738             $24,752              $70,727       $89,323
                                                                =======             =======              =======       =======


(6)  RESTRUCTURING CHARGES

During fiscal year 2000, the company recorded a pre-tax restructuring charge of $10,560. This charge consisted of $4,751 of employee termination benefits, $4,715 of retirement costs and $1,094 of lease obligations. Employee termination benefits represent severance and outplacement benefits for 252 employees, 135 of which were in administrative positions. The remaining 117 employees worked at the Oklahoma City manufacturing facility that was closed during the first quarter of fiscal year 2001. Through June 30, 2001, all of the identified employees have begun receiving severance payments. Retirement costs represent pension and other postretirement benefits in excess of regular plan benefits for 20 employees, including several executives. These incremental benefits will be paid along with normal pension and other postretirement benefits. Lease obligations represent remaining lease payments in excess of sublease rentals for 38 sales offices vacated by the company. Activity related to restructuring accruals was as follows:

                                           Severance             Leases
                                         ------------         ------------
Balances 9/30/00                              $ 3,960               $1,006
Payments                                       (1,459)                 (81)
                                            ---------            ---------
Balances 12/31/00                               2,501                  925
Payments                                       (1,304)                (138)
Expense (Income) Adjustments                      109                  (96)
                                            ---------            ---------
Balances 3/31/01                                1,306                  691
Payments                                         (607)                (100)
Expense (Income) Adjustments                     (428)                   0
                                            ---------            ---------
Balances 6/30/01                              $   271               $  591
                                            =========            =========


(7)  BUSINESS COMBINATION

In November 2000, the company purchased eCustomerCentric Solutions, Inc., a.k.a. DealerKid, a provider of electronic customer marketing and relationship management software and services for automotive retailers in the United States and Canada. Privately held DealerKid had revenues of about $2,000 in 2000. The purchase price of $10,452 was paid with $9,509 of cash from existing balances and the issuance of a $943 note payable. This business combination was accounted for as a purchase and the accounts of DealerKid were included in the financial statements since the acquisition date. In connection with this business combination the company recorded goodwill of $11,307, based on an allocation of the purchase price. Goodwill is being amortized on a straight-line basis over five years.

(8)  ACCOUNTING CHANGE

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

Effective October 1, 2000, the company adopted the provisions of these statements. The company has determined that its derivative instruments meet the criteria for cash flow hedge accounting. In the ordinary course of business, the company borrows cash to fund investments in finance receivables from the sale of the company's products. The company attempts to limit its interest rate exposure between the interest earned on fixed rate finance receivables and the interest paid on variable rate financing agreements through the use of interest rate management agreements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed rates. Fixed interest rates do not change over the life of the agreements. Variable interest rates are reset at least every 90 days and are based on LIBOR or commercial paper indices and are settled with counterparties at that time. The fair value of the company's derivative instruments was a $25 asset at October 1, 2000, which was recorded as a cumulative effect of accounting change, and a $1,734 liability at June 30, 2001. This liability was included in Financial Services' other liabilities on the consolidated balance sheet. The adjustments to record the cumulative effect of accounting change and the net change in the fair value during the periods presented was recorded, net of income taxes, in other comprehensive income. All existing cash flow hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.


(9)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                                                         2001                    2000
                                                                                        -------                --------
AUTOMOTIVE SOLUTIONS
Net Income                                                                              $61,901                $ 79,727
Depreciation and Amortization                                                            36,729                  27,855
Deferred Income Taxes                                                                     1,505                  (1,752)
Deferred Income Taxes Transferred to Financial Services                                  (3,263)                 (2,336)
Income from Discontinued Operations                                                      (1,623)                (19,930)
Losses (Gains) on Sales of Assets                                                          (335)                    425
Changes in Operating Assets and Liabilities
    Accounts receivable                                                                   3,268                  22,132
    Inventories                                                                           3,605                  (1,338)
    Prepaid expenses and other current assets                                            (9,329)                    977
    Intangible and other assets                                                          (1,230)                  2,042
    Accounts payable                                                                     (4,140)                    102
    Accrued liabilities                                                                      41                 (17,354)
    Other liabilities                                                                     4,444                   2,121
                                                                                        -------                --------
Net Cash Provided by Operating Activities                                               $91,573                $ 92,671
                                                                                        =======                ========

FINANCIAL SERVICES
Net Income                                                                              $10,519                $  9,834
Deferred Income Taxes                                                                    (5,434)                 (1,076)
Deferred Income Taxes Transferred from Automotive Solutions                               3,263                   2,336
Changes in Receivables, Other Assets and Other Liabilities                                6,512                   2,991
                                                                                        -------                --------
Net Cash Provided by Operating Activities                                               $14,860                $ 14,085
                                                                                        =======                ========

(10)  BUSINESS SEGMENTS

                                                     THREE MONTHS                      NINE MONTHS
                                                 2001            2000              2001             2000
                                               --------        --------        ----------       ----------
NET SALES AND REVENUES
Retail Management Solutions                    $142,812        $137,247        $  425,017       $  414,239
Transformation Solutions                         45,988          43,004           141,180           94,792
Documents                                        42,704          45,749           129,425          138,513
Financial Services                               10,651           9,746            31,340           30,025
                                               --------        --------        ----------       ----------
Total Net Sales and Revenues                   $242,155        $235,746        $  726,962       $  677,569
                                               ========        ========        ==========       ==========

OPERATING INCOME (LOSS)
Retail Management Solutions                    $ 32,372        $ 23,638         $   83,593       $   77,390
Transformation Solutions                        ($1,746)       $  1,388            ($4,708)      $    1,621
Documents                                      $  9,898        $  8,445         $   28,042       $   28,800
Financial Services                             $  5,769        $  5,597         $   17,505       $   16,381
                                               --------        --------         ----------       ----------
Total Operating Income                         $ 46,293        $ 39,068         $  124,432       $  124,192
                                               ========        ========         ==========       ==========

                                                                                 6/30/01          9/30/00
                                                                                ----------       ----------
ASSETS
Automotive Solutions                                                            $  747,963       $  796,164
Financial Services                                                                 421,941          421,129
                                                                                ----------       ----------
Total Assets                                                                    $1,169,904       $1,217,293
                                                                                ==========       ==========

(11)  CONTINGENCIES

The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1994, the PRP coalition received an engineering evaluation/cost analysis of the presumed remedy for the site from its private contractor. During fiscal year 1996, an agreement was reached whereby the state of Connecticut contributed $8,000 towards remediation costs. Preliminary remediation continued through June 30, 2001, using Connecticut's contribution. Also in June 2001, the EPA proposed a long-term remedy at the site with a proposed cost of $950 to $1,200. The PRP coalition is studying this proposal and expects to comment on it and enter into negotiations with the EPA in the near future concerning the proposed remedy. During the fourth quarter of fiscal year 2000, the company was also named a defendant in a cost recovery lawsuit in Dayton, Ohio, regarding another environmental remediation site. Discovery in that lawsuit is in its early stages. Consequently, it is too early to determine the company's liability exposure. The company believes that the reasonably foreseeable resolution of these two matters will not have a material adverse effect on the financial statements.

During the quarter ended March 31, 2001, the company ceased certain software development efforts. While the contract has not been formally cancelled, it is unlikely that development covered by this contract will be resumed. Based on ongoing discussions between the contract parties, the Company does not believe that the final resolution will have a material adverse effect on the financial statements.

(12)  ACCOUNTING STANDARDS

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

In June 2001, the FASB voted in favor of SFAS Statement No. 141, "Business Combinations" and SFAS Statement No. 142, "Goodwill and Other Intangible Assets." SFAS Statement No. 141 prohibits the pooling of interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS Statement No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. The statement will also require recognized intangible assets with finite useful lives to be amortized over their useful lives and reviewed for impairment in accordance with SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed Of."   The company is permitted to adopt the provisions of SFAS
Statement No. 142 on either October 1, 2001 or October 1, 2002. Management is currently assessing the impact of these pronouncements and has not determined the impact on the company's financial statements.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                      (In thousands except per share data)

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                             Three Months                                        Nine Months
                            ------------------------------------------------    -----------------------------------------------
                               2001        2000       Change        % Change       2001        2000     Change      % Change
                            ------------------------------------------------    -----------------------------------------------
Net sales and revenues       $242,155    $235,746    $  6,409           3%        $726,962    $677,569    $  49,393        7%
Gross profit                 $134,024    $125,719    $  8,305           7%        $399,195    $363,988    $  35,207       10%
Operating income             $ 46,293    $ 39,068    $  7,225          18%        $124,432    $124,192    $     240        0%
    % of revenues                19.1%       16.6%                                    17.1%       18.3%
Income from continuing
    operations               $ 24,719    $ 21,024    $  3,695          18%        $ 70,797    $ 69,631    $   1,166        2%
Discontinued operations      $      0    $  4,269     ($4,269)                    $  1,623    $ 19,930     ($18,307)
Net income                   $ 24,719    $ 25,293       ($574)         -2%        $ 72,420    $ 89,561     ($17,141)     -19%
Basic earnings per share
    Income from continuing
        operations           $   0.34    $   0.27    $   0.07          26%        $   0.97    $   0.90    $    0.07        8%
    Net income               $   0.34    $   0.32    $   0.02           6%        $   0.99    $   1.16       ($0.17)     -15%
Diluted earnings per share
    Income from continuing
        operations           $   0.33    $   0.26    $   0.07          27%        $   0.94    $   0.87    $    0.07        8%
    Net income               $   0.33    $   0.31    $   0.02           6%        $   0.97    $   1.12       ($0.15)     -13%

Consolidated revenues grew 3% in the third quarter and 7% year-to-date. Excluding the net effect of acquisitions and divestitures, sales increased 1% over last year for the third quarter and 2% over last year for the nine months ended June 30, 2001. Internal sales growth for the quarter and nine months reflected growth in Retail Management Solutions' computer services revenues and Transformation Solutions' IntelliPath sales. This internal growth was partially offset by lower sales of documents.

Consolidated operating income was 19.1% of revenues in the third quarter versus 16.6% last year and 17.1% for nine months compared to 18.3% last year. The third quarter operating income, as a percentage of revenues, increased over last year because of higher gross profit margins from growth in Retail Management Solutions' computer services revenues. Year-to-date operating income, as a percentage of revenues, was less than last year, in part, because of $4,228 of costs incurred in the second quarter of fiscal year 2001 related to a work
stoppage of a software development contract.   See Note 11 to the Consolidated
Financial Statements for more information on this software development contract. Year-to-date operating income, as a percentage of revenues, also reflected the impact of the fiscal year 2000 acquisition of HAC Group and the November 2000 acquisition of DealerKid. These businesses had lower operating margins than the existing business. Research and development expenses were $15,000 in the third quarter and $54,000 year-to-date, compared to $20,000 and $53,000 last year.

Interest expense declined from last year because of lower debt balances as the company repaid Information Solutions segment related debt in August 2000. Interest income was higher than last year because of higher investments as a result of the cash proceeds received in August 2000 for the sale of the Information Solutions segment. Equity in net losses of affiliated companies increased $3,112 in the third quarter and $5,514 through nine months, as compared to last year, as a result of a $3,200 write-off of the company's investment in Consumer Car Club Inc. and the equity in net losses of the company's investment in ChoiceParts LLC. During the third quarter of fiscal 2001, Consumer Car Club Inc. announced that its carclub.com service had been closed.

Earnings per share benefited from lower shares outstanding as a result of shares repurchased during fiscal years 2000 and 2001. Share repurchases are discussed further under the Shareholders' Equity caption. Discontinued operations included about $.01 per share from the collection of notes receivable obtained in the October 1998 sale of Healthcare Systems segment and about $.01 per share from tax benefits related to the August 2000 sale of the Information Solutions segment.

RETAIL MANAGEMENT SOLUTIONS

                                                      Three Months                                    Nine Months
                                     --------------------------------------------        ------------------------------------------
                                        2001        2000      Change     % Change         2001        2000    Change    % Change
                                     --------------------------------------------       -------------------------------------------
Net sales and revenues                $142,812    $137,247    $5,565        4%           $425,017    $414,239    $10,778      3%
Gross profit                          $ 86,774    $ 78,294    $8,480       11%           $255,706    $236,386    $19,320      8%
    % of revenues                         60.8%       57.0%                                  60.2%       57.1%
SG&A expenses                         $ 54,402    $ 54,656     ($254)       0%           $172,113    $158,996    $13,117      8%
    % of revenues                         38.1%       39.8%                                  40.5%       38.4%
Operating income                      $ 32,372    $ 23,638    $8,734       37%           $ 83,593    $ 77,390    $ 6,203      8%
    % of revenues                         22.7%       17.2%                                  19.7%       18.7%

Retail Management Solutions revenues increased over last year for both the third quarter and nine months as computer service revenues continued to grow.
Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, continued to grow because of the increased number of ERA retail management systems supported. This revenue growth was partially offset by a decline in the number of new ERA retail management systems sold. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was $34,000 at June 30, 2001 compared to $31,000 at September 30, 2000. Gross profit margins increased over last year primarily as a result of the growth in higher margin computer services revenues. Third quarter operating margins reflect the higher gross profit margins and control of SG&A expenses. Last year's SG&A expenses included $1,350 of reorganization costs. Year-to-date operating margins also include the effect of costs incurred in the second quarter of fiscal year 2001 from the work stoppage on a software development contract. See Note 11 to the Consolidated Financial Statements for more information on this software development contract.

TRANSFORMATION SOLUTIONS

                                                 Three Months                                     Nine Months
                            -----------------------------------------------       --------------------------------------------
                                2001       2000     Change         % Change         2001       2000     Change     % Change
                            -----------------------------------------------      ---------------------------------------------
Net sales and revenues        $ 45,988    $43,004    $  2,984        7%            $141,180    $94,792    $ 46,388       49%
Gross profit                  $ 19,957    $18,875    $  1,082        6%            $ 61,637    $40,337    $ 21,300       53%
    % of revenues                 43.4%      43.9%                                     43.7%      42.6%
SG&A expenses                 $ 21,703    $17,487    $  4,216       24%            $ 66,345    $38,716    $ 27,629       71%
    % of revenues                 47.2%      40.7%                                     47.0%      40.9%
Operating income               ($1,746)   $ 1,388     ($3,134)                      ($4,708)   $ 1,621     ($6,329)
 (losses)
    % of revenues                 -3.8%       3.2%                                     -3.3%       1.7%


Transformation Solutions revenues grew, in large part, as a result of the May 2000 acquisition of HAC Group LLC. Excluding the impact of acquisitions, sales declined 7% in the third quarter and grew 6% year-to-date. The decline in the third quarter reflected lower CarPoint revenues, which declined to $6,600 in the third quarter, compared to $9,100 last year. CarPoint revenues are expected to continue to decline during the fiscal year as the contract with Microsoft winds down. Year-to-date revenues grew primarily because of strong growth in the
number of IntelliPath systems sold.   Third quarter revenues and operating
losses reflect a decline in HAC Group revenues from the first and second quarters as a result of lower consulting revenues. Operating losses also reflect the decline in Carpoint revenues and operating losses of DealerKid, acquired in November 2000.

DOCUMENTS

                                              Three Months                                         Nine Months
                         -----------------------------------------------------------------------------------------------------
                                 2001       2000        Change     % Change          2001        2000       Change     % Change
                         -----------------------------------------------------------------------------------------------------
Net sales and revenues          $42,704    $45,749     ($3,045)         -7%        $129,425    $138,513    ($9,088)      -7%
Gross profit                    $27,293    $28,550     ($1,257)         -4%        $ 81,852    $ 87,265    ($5,413)      -6%
    % of revenues                  63.9%      62.4%                                    63.2%       63.0%
SG&A expenses                   $17,395    $20,105     ($2,710)        -13%        $ 53,810    $ 58,465    ($4,655)      -8%
    % of revenues                  40.7%      43.9%                                    41.5%       42.2%
Operating income                $ 9,898    $ 8,445    $  1,453          17%        $ 28,042    $ 28,800      ($758)      -3%
    % of revenues                  23.2%      18.5%                                    21.7%       20.8%

Documents sales declined from last year as a result of a decline in the volume of business forms sold. About $2,000 of the year-to-date decline reflected prior year sales activity which was not repeated in the current year. In other segments, revenues from laser printing solutions increased and substantially offset the decline in document sales. Gross profit and operating income remained strong for the quarter and nine months. During the third quarter of fiscal year 2001, the company completed the sales of Oklahoma City manufacturing facilities and reported gains of about $600, which was included in gross profit.

FINANCIAL SERVICES

                                              Three Months                                     Nine Months
                           ----------------------------------------------------------------------------------------------
                                   2001      2000      Change     % Change         2001       2000      Change   % Change
                           ----------------------------------------------------------------------------------------------
Net sales and revenues            $10,651    $9,746      $905          9%         $31,340    $30,025    $1,315       4%
Operating income                  $ 5,769    $5,597      $172          3%         $17,505    $16,381    $1,124       7%
    % of revenues                    54.2%     57.4%                                 55.9%      54.6%

Financial Services interest revenues grew 4% for the third quarter and 1% year-to-date. The remainder of the sales increase related to growth in revenues from buyouts upon contract maturity. Average finance receivable balances and interest rates on finance receivables changed very little as compared to last year. Financial Services' interest rate spread remained strong at 3.3% year-to-date, compared to 3.2% last year. Bad debt expenses increased $1,002 over last year in third quarter and $1,098 year-to-date.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During March 2001, the company entered into a $20,000 interest rate swap in connection with obtaining $20,000 of variable rate debt. See Note 8 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Automotive Solutions continued to provide strong cash flows from operating activities during the first nine months of the fiscal year. Operating cash flows were $91,573 and resulted primarily from net income, adjusted for noncash charges. Operating cash flow funded the company's investments for normal operations including capital expenditures of $39,540. Capital expenditures included $20,828 for the construction of a new office building near Dayton, Ohio. During the first nine months of the fiscal year, the company also capitalized $12,453 of software licensed to customers, representing primarily capitalization of internal costs. Capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $70,000 in fiscal year 2001, which includes about $38,000 for the new office building. Cash used for business combinations related primarily to the November 2000 purchase of DealerKid. See Note 7 to the Consolidated Financial Statements for more information on DealerKid.

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

CAPITALIZATION

The company's ratio of total debt (total automotive solutions debt) to capitalization (total automotive solutions debt plus shareholders' equity) was 19.1% at June 30, 2001 compared to 19.0% at September 30, 2000. Remaining credit available under committed revolving credit agreements was $55,730 at June 30, 2001. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash balances, cash flow from operations and cash available from committed credit agreements will be sufficient to fund normal operations over the next year.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. In fiscal year 1997, the company filed a shelf registration statement with the Securities and Exchange Commission whereby the company can issue up to $300,000 of notes. As of June 30, 2001, the company could issue an additional $130,000 of notes under this arrangement. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of August 9, 2001, except for preferred share purchase rights, the company had no agreements or commitments with respect to the sale or issuance of preferred shares and no preferred shares were outstanding.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the third quarter ended June 30, 2001, the company repurchased 1,539 Class A common shares for $33,879 ($22.02 per share). During the nine months ended June 30, 2001, the company repurchased 4,050 Class A common shares for $82,533 ($20.38 per share). As of June 30, 2001 the company could repurchase an additional 2,140 Class A common shares under existing board of directors' authorizations. On August 7, 2001, the board of directors approved an increase of 5,000 shares to the company's share repurchase authorization.

MARKET RISKS

INTEREST RATES

The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less.

The Financial Services segment of the business obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. See Note 8 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

Because fixed rate finance receivables are directionally funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations in Canada, which accounted for 6% of net sales and revenues for the nine months ended June 30, 2001. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At June 30, 2001, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at June 30, 2001, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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

               On August 7, 2001, the company filed a report on Form 8-K disclosing the retirement of Chairman David R. Holmes, effective January 1, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE REYNOLDS AND REYNOLDS COMPANY



Date  August 10, 2001                    /s/ Dale L. Medford
     ----------------                    -------------------------------------
                                         Dale L. Medford
                                         Executive Vice President
                                         and Chief Financial Officer