Form 10-K
period 2001-09-30
REYNOLDS & REYNOLDS CO
filed 2001-12-26
CIK 83588

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of December 18, 2001, was $1,800,257,950.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 18, 2001:

   Class A Common Shares: 69,593,719 (exclusive of 22,534,520 Treasury shares)
                        Class B Common Shares: 20,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of Proxy Statement for 2002 Annual Meeting of Shareholders

                                     PART I
                             (Dollars in thousands)

ITEM 1.  BUSINESS

The Reynolds and Reynolds Company (the "company") was founded in 1866 and has been an Ohio corporation since 1889. The company's services include a full range of retail and enterprise management systems, networking and support, e-business applications, Web services, learning and consulting services, customer relationship management solutions, document management and leasing services for automotive retailers and manufacturers.

In fiscal 2001, the company continued its transformation. Fiscal 2001 represented the first full year since the company's sale of its non-automotive documents business. Fueled by a business model built on a strong recurring revenue base, the company delivered quarterly and annual earnings that met or exceeded analysts' estimates and also invested significantly in people, processes and new products. During fiscal 2001, the company:

         - Strengthened its core product platform and added new offerings in network services. Automark(TM) Web Services and ReySource(TM), a new Internet procurement solution for automotive retailers, made significant contributions. "Automark(TM) gives automotive retailers and customers complete control over their website's content and appearance, allows them to fit e-commerce into the way they prefer to operate and ensures that every employee understands the special requirements and protocols for doing business online."

         - Invested in new businesses ranging from Internet-based customer relationship management ("CRM") solutions to advanced wireless technology.

         - Earned, for the third consecutive year, recognition from the Software Professionals Association for the excellence of the company's Technical Assistance Center ("TAC"). The TAC received the prestigious STAR (Software Technical Assistance Recognition) award in the high volume category. The award recognizes outstanding accomplishments and superior performance in the delivery of technical support to external customers.

         - Added significant new leadership talent, new perspectives and increased the numbers of minorities in executive positions.

         - Reorganized the sales organization and implemented a new human resources information system that provides the technological foundation for an enterprise-wide system that will improve organizational efficiencies.

         - Consolidated manufacturing facilities, creating a more efficient, effective manufacturing system.

Reynolds is comprised of four segments, each containing allied solutions business units.

The Software Solutions segment, formerly Retail Management Solutions, consists of the Software Solutions and the Info-Structure Services business units. This segment provides integrated computer systems products and related services. Products include integrated software packages, computer hardware and installation of hardware and software. Services include customer training, hardware maintenance and software support as well as consulting services.

The Transformation Solutions segment includes the Transformation Solutions business unit and the Software Solutions Intellipath business unit. This segment provides specialized training, Web services and customer relationship management products and services.

The Documents segment manufactures and distributes printed business forms to automotive retailers.

The Financial Services segment provides financing for the company's computer systems products through the company's wholly-owned subsidiary, Reyna Capital Corporation.

                      FINANCIAL INFORMATION ABOUT SEGMENTS
                       AND FOREIGN AND DOMESTIC OPERATIONS

See Note 12 to the Consolidated Financial Statements on page 46 for financial and descriptive information about the business segments described above.


                                  NEW PRODUCTS

The company introduced a number of new products and services during the past year. Those new products included:

- ReySource(TM), a new Internet procurement solution for automotive retailers which exceeded $20 million in sales during its first seven months in operation;
- A new ERA(TM)3 retail management solution, ConsumerReach(TM), featuring an Internet-ready set of retail management capabilities for automotive retailers that expands Reynolds' integrated suite of services; and
- Significantly expanded services offerings, introducing 22 new services including a number of industry-leading Distance Learning solutions.

 The company also announced a shift in emphasis to application service provider
 (ASP) services for front office dealership applications.

                                  RAW MATERIALS

Computer hardware and peripherals are essential to the company. It purchases these products from a variety of suppliers. Hewlett-Packard supplies the hardware platform for the ERA system. If this source of supply were to be interrupted, some delay would occur in converting to a new platform. The company historically has not experienced difficulties in obtaining hardware and peripherals, nor does it reasonably foresee difficulty in obtaining them in the future on competitive terms and conditions.


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


                                   COMPETITION

The company is North America's leading provider of integrated software solutions to automotive retailers.

The company's main competitor in the Software Solutions segment is the Dealer Services division of Automatic Data Processing, Inc. ("ADP"). ADP's assets and financial resources substantially exceed those of the company. Together, the two suppliers provide a significant share of the information management systems for automotive retailers in the United States and Canada.

The company is expanding and supplementing its solutions in the Transformation Solutions segment. This segment experiences competition from hundreds of providers.

The company's Documents segment has a leading market share position but experiences energetic competition from local printing brokers and regional printers across the United States and Canada.

The company believes it competes by providing value-added products, services and solutions that satisfy market needs and uses current technology to provide additional value and to improve price and performance. By specializing in a particular niche market, the company has emphasized reliable and responsive service, broad industry knowledge and long-term relationships to meet customer needs more effectively.

No single customer accounts for five percent or more of the company's revenues.


                                     BACKLOG

The backlog represents orders for computer systems or documents which have not yet been shipped to customers, and deferred revenues (orders which have been shipped but not yet recognized in revenues). At December 1, 2001, the dollar value of the product backlog including software license fees is estimated to be $37,000 compared to $30,000 last year. The company anticipates the backlog to be recognized as revenue during fiscal year 2002.


                            RESEARCH AND DEVELOPMENT

During fiscal 2001, the company continued its substantial investment in research and development to deliver new and enhanced solutions for customers. Expenditures for those activities were $71,080 in 2001, $75,925 in 2000 and $52,232 in 1999.


                            ENVIRONMENTAL PROTECTION

The company believes that it is in substantial compliance with all applicable federal, state and local statutes concerning environmental protection. The company has not experienced any material costs in this regard. The U.S. Environmental Protection Agency has designated the company as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act at one environmental remediation site, and the company has also been named as a defendant in a cost recovery lawsuit in Dayton, Ohio, regarding another environmental remediation site. (See Note 13 to the Consolidated Financial Statements, page 47.)


                                    EMPLOYEES

On September 30, 2001, the company and its subsidiaries employed 4,763 persons.


ITEM 2.  PROPERTIES

As of September 30, 2001, the company owned and operated two forms manufacturing plants in the United States encompassing approximately 427,000 square feet. Corporate headquarters are located in the Dayton, Ohio area in several buildings owned by the company which contain approximately 1,050,000 square feet. In addition, the company leases approximately 31 offices throughout the United States and Canada.

In December 2001, the company commenced occupancy of the second phase of its new 351,000 square foot Dayton area facility. The new campus provides an environment that fosters high-level creative thinking and enhances the company's ability to attract and retain a very high quality workforce. See Note 1 to the Consolidated Financial Statements on page 30.

ITEM 3.  LEGAL PROCEEDINGS

Relevant information appears in Note 13 to the Consolidated Financial Statements on page 47.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


                                     PART II

                  (Dollars in thousands except per share data)


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The company's Class A Common Shares are listed on the New York Stock Exchange. There is no principal market for the Class B Common Shares. The company also has an authorized class of 60 million preferred shares with no par value. As of the filing of this report, the company currently has no agreements or commitments with respect to the sale or issuance of the preferred shares except as described in Note 8 to the Consolidated Financial Statements, page 40.

Information on market prices and dividends is set forth below:

                        CLASS A COMMON SHARES SALE PRICES

                                      2001                                2000
                                      -----                               ----
    Fiscal Quarter            High              Low              High              Low
    --------------            ----              ---              ----              ---
        First                $20.50            $16.94           $22.88            $17.88
        Second               $22.97            $19.25           $29.81            $19.31
        Third                $23.00            $18.25           $27.81            $18.25
        Fourth               $25.14            $21.26           $19.81            $16.19


                               CASH DIVIDENDS PAID

                                  Class A Common                      Class B Common
                                  --------------                      --------------
        Months                2001             2000                2001              2000
        ------                -----            -----              -----              ----
       January                $.11              $.11              $.0055            $.0055
        April                 $.11              $.11              $.0055            $.0055
         June                 $.11              $.11              $.0055            $.0055
      September               $.11              $.11              $.0055            $.0055


As of December 18, 2001, there were approximately 3,325 holders of record of Class A Common Shares and one holder of record of Class B Common Shares.

                        FIVE-YEAR SELECTED FINANCIAL DATA

                  (Dollars in thousands except per share data)

For The Years Ended September 30                         2001          2000          1999          1998          1997
------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net Sales and Revenues
   Automotive solutions                               $  962,094    $  914,481    $  829,354    $  771,156    $  711,629
   Financial services                                     41,918        40,206        38,674        34,497        30,383
                                                      ----------    ----------    ----------    ----------    ----------
     Total net sales and revenues                     $1,004,012    $  954,687    $  868,028    $  805,653    $  742,012
                                                      ==========    ==========    ==========    ==========    ==========
Income from Continuing Operations                     $   97,934    $   88,440    $   87,891    $   91,703    $   57,780
   Basic earnings per common share                    $     1.34    $     1.14    $     1.12    $     1.15    $      .71
   Diluted earnings per common share                  $     1.31    $     1.11    $     1.09    $     1.13    $      .69
Net Income                                            $   99,557    $  116,596    $  122,721    $  103,107    $   59,219
   Basic earnings per common share                    $     1.36    $     1.50    $     1.57    $     1.30    $      .73
   Diluted earnings per common share                  $     1.33    $     1.47    $     1.53    $     1.27    $      .70
Return on Equity                                            20.4%         24.2%         28.3%         26.8%         16.1%
Cash Dividends Per Class A Common Share               $      .44    $      .44    $      .40    $      .36    $      .32
Book Value Per Outstanding Common Share               $     6.69    $     6.68    $     5.98    $     5.14    $     4.55
Assets
   Automotive solutions                               $  720,016    $  796,164    $  752,599    $  666,584    $  644,714
   Financial services                                    422,334       421,129       427,591       411,159       373,175
                                                      ----------    ----------    ----------    ----------    ----------

     Total assets                                     $1,142,350    $1,217,293    $1,180,190    $1,077,743    $1,017,889
                                                      ==========    ==========    ==========    ==========    ==========
Long-Term Debt
   Automotive solutions                               $  105,805    $  111,124    $  163,111    $  160,346    $  170,150
   Financial services                                    147,429       126,868       154,040       145,460       137,455
                                                      ----------    ----------    ----------    ----------    ----------
   Total long-term debt                               $  253,234    $  237,992    $  317,151    $  305,806    $  307,605
                                                      ==========    ==========    ==========    ==========    ==========

Number of Employees                                        4,763         4,945         9,083         9,152         9,138

AUTOMOTIVE SOLUTIONS (excluding Financial Services)
Current Ratio                                               1.94          2.02          1.87          1.41          1.05
Net Property, Plant and Equipment                     $  159,051    $  138,108    $  104,106    $   93,900      $104,066
Total Debt                                            $  111,866    $  116,838    $  168,825    $  166,837      $189,426
Total Debt to Capitalization                                19.0%         19.0%         26.7%         29.2%         34.2%



Certain reclassifications have been made to prior years' consolidated financial statements to conform with the presentation used in 2001, including reclassifications to comply with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The company reclassified freight, postage and handling fees billed to customers from cost of sales to net sales and revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (In thousands except per share data)

Certain statements in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management's judgment, beliefs, current trends and market conditions. Forward-looking statements made or to be made by or on behalf of the company may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in the forward-looking statements. See also the discussion of factors that may affect future results contained in the company's Current Report on Form 8-K filed with the SEC on August 11, 2000, which we incorporate herein by reference. The company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

BUSINESS COMBINATIONS
In November 2000, the company purchased eCustomerCentric Solutions, Inc., a.k.a. DealerKid, a provider of electronic customer marketing and relationship management software and services for automotive retailers in the United States and Canada. Privately-held DealerKid had revenues of about $2,000 in 2000.

In May 2000, the company purchased the outstanding membership interests of HAC Group, LLC, the leading provider of learning, customer relationship management and Web services to automobile retailers and manufacturers. The privately-held HAC Group had revenues of $65,000 in 1999.

In May 2000, the company and other industry partners formed a new independent company, named ChoiceParts, LLC, that is developing an electronic parts exchange for the automotive parts market. The company contributed its existing parts locator business, which had annual revenues of nearly $12,000, and in-process software development of a Web-based parts locator product to ChoiceParts in exchange for a minority equity interest, consisting of both common and preferred interests. See Note 4 to the Consolidated Financial Statements for more information on business combinations.

DISCONTINUED OPERATIONS
In August 2000, the company sold the assets of its Information Solutions segment to The Carlyle Group for cash of $360,000 and recorded an after-tax gain on the sale of $10,853 or $.14 per diluted share. Operating results of the Information Solutions segment have been presented as discontinued operations in the statements of consolidated income. Cash flows from discontinued operations of the Information Solutions segment have been reported as a single line in the company's statements of condensed consolidated cash flows.

In October 1998, the company sold essentially all net assets of its Healthcare Systems segment to InfoCure Corporation for about $50,000 and recorded an after-tax gain on the sale of $5,785 or $.07 per diluted share. Operating results of the Healthcare Systems segment have been presented as discontinued operations in the statements of consolidated income. See Note 2 to the Consolidated Financial Statements for more information on discontinued operations.

RESTRUCTURING CHARGES
During the fourth quarter of fiscal year 2000, the company approved a plan of restructuring and recorded a pre-tax charge of $10,560 or $6,230 after taxes ($.08 per diluted share). This charge represented costs for 272 former employees and included closing of the Oklahoma City manufacturing facility and vacating 38 leased facilities. See Note 3 to the Consolidated Financial Statements for more information on restructuring charges.

RECLASSIFICATIONS
Certain reclassifications were made to prior years' financial information to conform with the presentation used in 2001, including reclassifications to comply with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The company reclassified freight, postage and handling fees billed to customers from cost of sales to net sales and revenues.

ACCOUNTING CHANGE
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced Software Solutions' computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share during fiscal year 1999.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                                                2001 vs. 2000             2000 vs. 1999
                                           2001         2000          1999         Change                     Change
-----------------------------------------------------------------------------------------------------------------------------------
Net sales and revenues                  $1,004,012     $954,687     $868,028      $49,325            5%       $86,659         10%
Gross profit                              $537,440     $498,737     $433,369      $38,703            8%       $65,368         15%
Operating income                          $171,732     $155,209     $153,922      $16,523           11%        $1,287          1%
Income from continuing operations          $97,934      $88,440      $87,891       $9,494           11%          $549          1%
Discontinued operations                     $1,623      $28,156      $34,830     ($26,533)         -94%       ($6,674)       -19%
Net income                                 $99,557     $116,596     $122,721     ($17,039)         -15%       ($6,125)        -5%
Basic earnings per share
    Income from continuing operations        $1.34        $1.14        $1.12        $0.20           18%         $0.02          2%
    Net income                               $1.36        $1.50        $1.57       ($0.14)          -9%        ($0.07)        -4%
Diluted earnings per share
    Income from continuing operations        $1.31        $1.11        $1.09        $0.20           18%         $0.02          2%
    Net income                               $1.33        $1.47        $1.53       ($0.14)         -10%        ($0.06)        -4%

Consolidated net sales and revenues grew 5% in fiscal year 2001 and 10% in fiscal year 2000. Excluding the effect of acquisitions and divestitures, consolidated net sales and revenues increased 2% in fiscal year 2001 and 7% in fiscal year 2000, primarily as a result of growth in computer services revenues.

Consolidated gross profit represented 55.9% of Automotive Solutions revenues (excluding Financial Services revenues) in 2001, compared to 54.5% in 2000 and 52.3% in 1999. Gross profit margins increased in both years, primarily as a result of growth in Software Solutions' computer services revenues.

As a percentage of revenues, consolidated operating income was 17.1% in 2001 compared to 16.3% in 2000 and 17.7% in 1999. Fiscal year 2000 included a restructuring charge and fiscal year 1999 included the effect of an accounting change. In fiscal year 2001, operating margins reflected a full year of the fiscal year 2000 acquisition of HAC Group LLC, the fiscal year 2001 purchase of DealerKid and costs related to a work stoppage of a software development contract. These acquired businesses had lower operating margins than the existing business. Research and development expenses were $71,080 in 2001, $75,925 in 2000 and $52,232 in 1999. Fiscal year 2000 operating margins reflect the growth of R&D expenses.

Interest expense declined over the last three years because of debt repayments and capitalization of interest expense for software development and construction of an office building. Interest income increased in fiscal year 2001 because of higher investments as a result of the cash proceeds from the August 2000 sale of the Information Solutions segment. Equity in net losses of affiliated companies increased in 2001 and 2000 because of greater losses from the company's investment in Kalamazoo Computer Group, the May 2000 investment in ChoiceParts and the May 2001 $3,200 write-off of the company's investment in Consumer Car Club. See Note 1 to the Consolidated Financial Statements for additional disclosures about the company's investment in Kalamazoo and Note 4 for additional disclosures about the company's investment in ChoiceParts.

The effective income tax rate was 39.7% in 2001, compared to 41.1% in 2000 and 41.5% in 1999. The effective tax rate declined in fiscal year 2001 primarily because of higher R&D tax credits.

SOFTWARE SOLUTIONS

                                                                      2001 vs. 2000       2000 vs. 1999
                                     2001        2000       1999         Change              Change
-----------------------------------------------------------------------------------------------------------------
Net sales and revenues
    Computer services              $439,657    $400,727    $365,394     $38,930       10%    $35,333      10%
    Computer systems products      $146,586    $164,270    $167,167    ($17,684)     -11%    ($2,897)     -2%
                                   --------------------------------------------------        --------------------
    Total net sales and revenues   $586,243    $564,997    $532,561     $21,246        4%    $32,436       6%
Gross profit                       $350,615    $324,086    $282,843     $26,529        8%    $41,243      15%
    % of revenues                      59.8%       57.4%       53.1%
SG&A expenses                      $226,893    $218,016    $198,133      $8,877        4%    $19,883      10%
    % of revenues                      38.7%       38.6%       37.2%
Operating income                   $123,722    $106,070     $84,710     $17,652       17%    $21,360      25%
    % of revenues                      21.1%       18.8%       15.9%

Software Solutions revenues grew 4% in fiscal year 2001 and 6% in fiscal year 2000 as growth in computer services revenues more than offset declines in computer systems products sales. Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, increased for both years primarily because of the increased number of ERA retail management software applications supported. The company also increased sales prices to offset inflation each year. Sales of computer systems products declined in both fiscal years 2001 and 2000 primarily because of a decline in the number of ERA retail management systems sold. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was $38,000 at September 30, 2001 compared to $33,000 last year. In fiscal year 1999, sales of computer systems products also reflect a $17,936 negative effect of an accounting change related to software revenue recognition.

Gross profit margins and operating income margins increased in both fiscal years 2001 and 2000 because of growth in higher margin computer service revenues. Gross margins on computer service revenues also increased each year because of economies of scale in supporting the greater number of software applications.

TRANSFORMATION SOLUTIONS

                                                                  2001 vs. 2000              2000 vs. 1999
                             2001          2000          1999          Change                    Change
---------------------------------------------------------------------------------------------------------------------
Net sales and revenues     $188,798      $153,142       $97,437       $35,656           23%     $55,705          57%
Gross profit                $76,157       $59,356       $30,842       $16,801           28%     $28,514          92%
    % of revenues              40.3%         38.8%         31.7%
SG&A expenses               $91,593       $60,237       $32,167       $31,356           52%     $28,070          87%
    % of revenues              48.5%         39.4%         33.1%
Operating income (loss)    ($15,436)        ($881)      ($1,325)     ($14,555)                     $444
    % of revenues              -8.2%         -0.6%         -1.4%

Transformation Solutions revenues grew in fiscal years 2001 and 2000, in large part, because of the May 2000 acquisition of HAC Group LLC. Excluding the impact of acquisitions and divestitures, Transformation Solutions revenues declined 3% in fiscal year 2001 primarily because of a decline in CarPoint revenues and a slowdown in consulting revenues. CarPoint revenues declined about $12,000 in fiscal year 2001 because of a change in the CarPoint business model. In fiscal year 2002, it is anticipated that these revenues will decline an additional $19,000. Consulting revenues declined in the fourth quarter reflecting the overall economy. In fiscal year 2001, IntelliPath sales and CreditMaster revenues continued to grow because of higher volume. Excluding the impact of acquisitions and divestitures, Transformation Solutions revenues grew 27% in fiscal year 2000 reflecting strong internal sales growth of newer products such as CarPoint, IntelliPath and CreditMaster. Campaign Management Services revenues declined in 2000 because of lower volume.

Operating losses increased substantially in fiscal year 2001 because of the decline in CarPoint revenues, costs related to the DealerKid acquisition, the slowdown in consulting revenues and higher R&D expenses related to product development. In fiscal year 2000, gross profit margins increased because of the strong growth in IntelliPath revenues. SG&A expenses increased in fiscal year 2000 also because of higher R&D expenses. SG&A expenses also include amortization expenses from both the DealerKid and HAC Group LLC acquisitions.

DOCUMENTS

                                                            2001 vs. 2000      2000 vs. 1999
                           2001        2000        1999        Change             Change
---------------------------------------------------------------------------------------------------
Net sales and revenues   $187,053    $196,342    $199,356     ($9,289)    -5%     ($3,014)    -2%
Gross profit             $110,668    $115,295    $119,684     ($4,627)    -4%     ($4,389)    -4%
    % of revenues            59.2%       58.7%       60.0%
SG&A expenses            $ 70,877    $ 75,710    $ 69,711     ($4,833)    -6%      $5,999      9%
    % of revenues            37.9%       38.5%       34.9%
Operating income         $ 39,791    $ 39,585    $ 49,973        $206      1%    ($10,388)   -21%
    % of revenues            21.3%       20.2%       25.1%

Documents sales volumes have declined each of the last two years as a result of a decline in the volume of business forms sold. In other reporting segments, revenues from laser printing solutions increased and substantially offset the decline in document sales. Gross profit and operating margins remained strong over the three-year period. In fiscal year 2000, SG&A expenses increased over 1999 primarily as a result of software development costs related to Web-enabled products and processes.

FINANCIAL SERVICES

                                                       2001 vs. 2000        2000 vs. 1999
                          2001        2000       1999      Change               Change
--------------------------------------------------------------------------------------------------
Net sales and revenues   $41,918    $40,206    $38,674     $1,712         4%    $1,532         4%
Operating income         $23,655    $20,995    $20,564     $2,660        13%    $  431         2%
    % of revenues           56.4%      52.2%      53.2%

In fiscal year 2001, Financial Services revenues grew 4% with about half of the increase from higher interest revenues and the other half related to realization of residual values at contract maturity. Interest revenues grew 2% in 2001 because of slightly higher average interest rates on finance receivables as average finance receivable balances were about the same as last year. In fiscal year 2000, Financial Services revenues grew because average interest bearing finance receivables increased 4% as non-interest bearing receivables were converted into interest bearing receivables. The average interest rate earned on the portfolio of finance receivables was relatively stable over the last three years.

Financial Services interest rate spread remained strong at 3.4% in 2001, compared to 3.1% in 2000 and 3.7% in 1999. In 2001, the interest spread increased because of slightly higher average interest rates on finance receivables. In 2000, the interest spread declined because of higher borrowing rates on debt. Bad debt expenses were $2,500 in 2001, $2,360 in 2000 and $2,550 in 1999.


LIQUIDITY AND CAPITAL RESOURCES
AUTOMOTIVE SOLUTIONS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)
Automotive Solutions continued to provide strong cash flows from operating activities in fiscal year 2001. Net cash provided by operating activities was $165,548 in fiscal year 2001 and resulted primarily from income from continuing operations adjusted for noncash charges. This operating cash flow funded the company's investments for normal operations and capital expenditures of $51,383, which included $27,789 for the construction of a new office building near Dayton, Ohio. During fiscal year 2001, the company also capitalized $20,310 of software licensed to customers. Fiscal year 2002 capital expenditures and capitalized software licensed to customers in the ordinary course of business are anticipated to be about $65,000, which includes about $20,000 for the new office building and related contents. See the shareholders' equity caption of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS
Financial Services operating cash flow, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total Automotive Solutions debt) to capitalization (total Automotive Solutions debt plus shareholders' equity) was 19.0% as of both September 30, 2001 and September 30, 2000. During fiscal year 2001, the company negotiated a new $150,000 three-year revolving credit agreement to replace an expiring arrangement. Remaining credit available under this revolving credit agreement was $67,300 at September 30, 2001. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund fiscal year 2002 normal operations. Cash balances are placed in short-term investments until such time as needed. See Note 1 to the Consolidated Financial Statements for a description of cash investments.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of September 30, 2001, the company can issue an additional $130,000 of notes under a 1997 shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond fiscal year 2002. See Note 7 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of November 13, 2001, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for those described in Note 8 to the Consolidated Financial Statements.

The company paid cash dividends of $32,121 in 2001, $34,130 in 2000 and $31,316 in 1999. Dividends per Class A common share were $.44 in both 2001 and 2000, and $.40 in 1999. Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends each year since its initial public offering in 1961.

The company repurchased $140,816 of Class A common shares in 2001, $101,018 in 2000 and $55,679 in 1999. Average prices paid per share were $21.70 in 2001, $18.41 in 2000 and $20.69 in 1999. As of September 30, 2001, the company could repurchase an additional 4,700 Class A common shares under existing board of directors' authorizations.

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

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations, primarily in Canada, which accounted for 6% of net sales and revenues in 2001. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At September 30, 2001, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at September 30, 2001, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risks" section in Management Discussion and Analysis (Part II, Item 7 of this report on pages 11 and 12).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 14 of Part IV (page 14) of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, background information and business experience for each of the company's directors and nominees are incorporated herein by reference to the section of the company's Proxy Statement for its 2002 Annual Meeting of Shareholders captioned "PROPOSAL I - ELECTION OF DIRECTORS."

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the company, as of December 18, 2001, are:


NAME                       AGE          POSITION
-------                    ---          --------

David R. Holmes            61           Chairman of the Board
Lloyd G. Waterhouse        50           President and Chief Executive Officer
Dale L. Medford            51           Executive Vice President and Chief
                                        Financial Officer, and Director
Douglas M. Ventura         41           General Counsel and Secretary
Michael J. Gapinski        51           Treasurer and Assistant Secretary


A description of prior positions held by executive officers of the company within the past 5 years, to the extent applicable, is as follows:

Mr. Holmes has been Chairman of the Board since November 2000; prior thereto, Chairman of the Board and Chief Executive Officer from May 1999 to November 2000; and prior thereto Chairman of the Board, President and Chief Executive Officer. Mr. Holmes will retire from the company effective January 1, 2002.

Mr. Waterhouse has been President and Chief Executive Officer since November 2000; prior thereto President and Chief Operating Officer from May 1999 to November 2000; prior thereto General Manager of E-Business Services for IBM Corporation from July 1998 to May 1999; prior thereto General Manager of Marketing & Business Development for IBM Global Services from 1996 to July 1998; and prior thereto Director of Strategy for IBM from 1994-1995. Mr. Waterhouse will become Chairman of the Board, President and Chief Executive Officer effective January 1, 2002.

Mr. Ventura has been General Counsel and Secretary since September 2000; prior thereto was Associate General Counsel and Assistant Secretary from September 1996 to September 2000.

All other executive officers of the company have held their positions for at least 5 years.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with the filings required under Section 16(a) of the Securities Exchange Act of 1934 is herein incorporated by reference to the section of the company's Proxy Statement for its 2002 Annual Meeting of Shareholders captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

Information on compensation of the company's executive officers and directors is incorporated herein by reference to the section of the company's Proxy Statement for its 2002 Annual Meeting of Shareholders captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of Common Shares of the company beneficially owned by each five percent shareholder, director or current nominee for director, officer and by all directors and officers as a group as of December 18, 2001 is incorporated herein by reference to the section of the company's Proxy Statement for its 2002 Annual Meeting of Shareholders captioned "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the company's Proxy Statement for its 2002 Annual Meeting of Shareholders captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


                                     PART IV
                             (Dollars in thousands)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS

      The following consolidated financial statements of the company are set forth on pages 26-50.

         Statements of Consolidated Income - For The Years Ended
                  September 30, 2001, 2000 and 1999

         Consolidated Balance Sheets - September 30, 2001 and 2000

         Statements of Consolidated Shareholders' Equity - For The Years Ended
                  September 30, 2001, 2000 and 1999

         Statements of Condensed Consolidated Cash Flows - For the Years Ended
                  September 30, 2001, 2000 and 1999

         Notes to Consolidated Financial Statements (Including Supplementary
                  Data)

(a)(2) FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001 ARE ATTACHED HERETO:

                    Schedule II       Valuation Accounts          Page 51

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)  EXHIBITS

       ------------------ ------------------------------------------------------
       Exhibit No.        Item
       ------------------ ------------------------------------------------------
       (3)(a)             Amended Articles of Incorporation, Restatement
                          effective February 9, 1995; incorporated by reference to Exhibit A of the company's definitive proxy statement dated January 5, 1995 filed with the Securities and Exchange Commission.

       ------------------ ------------------------------------------------------
       (3)(b) Amendment to Amended and Restated Articles of Incorporation, effective April 25, 1997; incorporated by reference to Exhibit 2 of the company's Form 8A/A dated October 20, 1998 filed with the Securities and Exchange Commission.

       ------------------ ------------------------------------------------------
       (3)(c) Amendment to Amended and Restated Articles of Incorporation, effective April 18, 2001.

       ------------------ ------------------------------------------------------
       (3)(d)             Amended and Restated Consolidated Code of Regulations;
                          incorporated by reference to Exhibit A to the company's definitive proxy statement dated January 8, 2001 filed with the Securities and Exchange Commission.
       ------------------ ------------------------------------------------------

       ------------------ ------------------------------------------------------
       Exhibit No.        Item
       ------------------ ------------------------------------------------------
       (4)(a)             Copies of the agreements relating to long-term debt,
                          which are not required as exhibits to this Form 10-K, will be provided to the Securities and Exchange
                          Commission upon request.

       ------------------ ------------------------------------------------------
       (4)(b) Amended and Restated Rights Agreement between The Reynolds and Reynolds Company and Mellon Investor Services LLC as Rights Agent dated as of December 1, 2001.

       ------------------ ------------------------------------------------------
       (9)                Not applicable.

       ------------------ ------------------------------------------------------
       (10)(a) *          Second Amended and Restated Employment Agreement with
                          David R. Holmes dated as of August 17, 1998;
                          incorporated by reference to Exhibit (10)(a) to Form
                          10-K for the fiscal year ended September 30, 1998.

       ------------------ ------------------------------------------------------
       (10)(b)* Amendment Number 1 to the Second Amended and Restated Employment Agreement of David R. Holmes effective as of August 7, 2001.

       ------------------ ------------------------------------------------------
       (10)(c)*           Amended and Restated Employment Agreement with Lloyd
                          G. Waterhouse, as of December 1, 2001.

       ------------------ ------------------------------------------------------
       (10)(d)*           Employment Agreement with Dale L. Medford dated as of
                          May 7, 2001.

       ------------------ ------------------------------------------------------
       (10)(e)* Employment Agreement with Timothy J. Bailey dated as of December 1, 2001

       ------------------ ------------------------------------------------------
       (10)(f)* Employment Agreement with Douglas M. Ventura dated as of December 1, 2001.

       ------------------ ------------------------------------------------------
       (10)(g)* Consulting Agreement with Eustace W. Mita effective October 1, 2001.

       ------------------ ------------------------------------------------------
       (10)(h)*           Amended and Restated Employment Agreement with Robert
                          C. Nevin dated as of February 1, 1997; incorporated by reference to Exhibit (10)(b) to Form 10-K for the fiscal year ended September 30, 1997.

       ------------------ ------------------------------------------------------
       (10)(i)* Employment Agreement with Rodney A. Hedeen dated February 1, 1997; incorporated by reference to Exhibit
                          (10)(e) to Form 10-K for the fiscal year ended September 30, 1997.

       ------------------ ------------------------------------------------------
       (10)(j)* General form of Indemnification Agreement between the company and each of its directors dated as of December 1, 1989; incorporated by reference to Exhibit (10)(m) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ ------------------------------------------------------
       (10)(k)* Amended and Restated Stock Option Plan -- 1989, effective November 13, 2001.

       ------------------ ------------------------------------------------------
       (10)(l)*           Restated Stock Option Plan - 1995, effective November
                          13, 2001.

       ------------------ ------------------------------------------------------
       (10)(m)* The Reynolds and Reynolds Company Supplemental Retirement Plan; incorporated by reference to Exhibit
                          (10)(G) to Form 10-K for the fiscal year ended September 30, 1980.

       ------------------ ------------------------------------------------------
       (10)(n)* The Reynolds and Reynolds Company Supplemental Retirement Plan; Amendment No. 2, adopted on August 17, 1982; incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1982.

       ------------------ ------------------------------------------------------
       (10)(o)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 3, adopted on August 16, 1983; incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1983.
       ------------------ ------------------------------------------------------

       ------------------ ------------------------------------------------------
       Exhibit No.        Item
       ------------------ ------------------------------------------------------
       (10)(p)*           The Reynolds and Reynolds Company Supplemental
                          Retirement Plan, Amendment No. 4, adopted on November
                          6, 1984; incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1984.

       ------------------ ------------------------------------------------------
       (10)(q)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 5, adopted on May 13, 1985; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1985.

       ------------------ ------------------------------------------------------
       (10)(r)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 6, adopted on February 11, 1986; incorporated by reference to Exhibit (10)(r) to Form 10-K for the fiscal year ended September 30, 1986.

       ------------------ ------------------------------------------------------
       (10)(s)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 7, adopted on August 12, 1986; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1986.

       ------------------ ------------------------------------------------------
       (10)(t)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 8, adopted on February 10, 1987; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1987.

       ------------------ ------------------------------------------------------
       (10)(u)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 9, adopted on August 11, 1987; incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.

       ------------------ ------------------------------------------------------
       (10)(v)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 10, adopted on May 8, 1989; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ ------------------------------------------------------
       (10)(w)* The Reynolds and Reynolds Company Restated Supplemental Retirement Plan adopted November 9, 1988; incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ ------------------------------------------------------
       (10)(x)* Resolution of the Board of Directors amending The Reynolds and Reynolds Company Supplemental Retirement Plan dated as of December 1, 1989; incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ ------------------------------------------------------
       (10)(y)* Resolution of the Board of Directors amending The Reynolds and Reynolds Company Supplemental Retirement Plan (Amendment No. 1), dated as of November 13, 1990; incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1990.

       ------------------ ------------------------------------------------------
       (10)(z)* Resolution of the Board of Directors amending The Reynolds and Reynolds Company Supplemental Retirement Plan (Amendment No. 2), dated as of July 23, 1991; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1991.

       ------------------ ------------------------------------------------------
       (10)(aa)* The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 3, adopted August 8, 1995; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1995.

       ------------------ ------------------------------------------------------
       (10)(bb)* The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 4, adopted March 14, 1997; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1997.
       ------------------ ------------------------------------------------------

       ------------------ ------------------------------------------------------
       Exhibit No.        Item
       ------------------ ------------------------------------------------------
       (10)(cc)*          The Reynolds and Reynolds Company Supplemental
                          Retirement Plan Amendment No. 5, adopted November 12,
                          2001.

       ------------------ ------------------------------------------------------
       (10)(dd)* Description of The Reynolds and Reynolds Company Annual Incentive Compensation Plan adopted as of October 1, 1986; incorporated by reference to Exhibit
                          (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.

       ------------------ ------------------------------------------------------
       (10)(ee)* Description of The Reynolds and Reynolds Company Amended and Restated Annual Incentive Compensation Plan effective October 1, 1995; incorporated by reference to (10)(ff) to Form 10-K for the fiscal year ended September 30, 1995.

       ------------------ ------------------------------------------------------
       (10)(ff)* Description of The Reynolds and Reynolds Company Intermediate Incentive Compensation Plan adopted as of October 1, 1986; incorporated by reference to Exhibit
                          (10)(v) to Form 10-K for the fiscal year ended September 30, 1987.

       ------------------ ------------------------------------------------------
       (10)(gg)* Resolution of the Board of Directors amending The Reynolds and Reynolds Company Intermediate Incentive Compensation Plan dated as of December 1, 1989; incorporated by reference to Exhibit (10)(jj) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ ------------------------------------------------------
       (10)(hh)* A performance-based incentive compensation plan for the Chief Executive Officer and those other officers permitted under Internal Revenue Code Section 162(m) incorporated by reference to Proposal II within the company's definitive proxy statement dated January 4, 2000 filed with the Securities and Exchange Commission.

       ------------------ ------------------------------------------------------
       (10)(ii)* The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds Company Salaried Retirement Plan) October 1, 1995 Restatement; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1995.

       ------------------ ------------------------------------------------------
       (10)(jj)* The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 1, adopted December 19, 1996; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.

       ------------------ ------------------------------------------------------
       (10)(kk)* The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 2, adopted August 11, 1997; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.

       ------------------ ------------------------------------------------------
       (10)(ll)* The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 3, adopted September 22, 1998, as filed herewith; incorporated by reference to Exhibit (10)(oo) to Form 10-K for the fiscal year ended September 30, 1998.

       ------------------ ------------------------------------------------------
       (10)(mm)* General Form of Deferred Compensation Agreement between the company and each of the following officers: R. H. Grant, III, David R. Holmes and Dale
                          L. Medford; incorporated by reference to Exhibit
                          (10)(p) to Form 10-K for the fiscal year ended September 30, 1983.
       ------------------ ------------------------------------------------------
       (10)(nn)* Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Deferred Compensation Agreements between the company and each of the following officers: R. H. Grant, III, David R. Holmes, Dale L. Medford and Robert C. Nevin; incorporated by reference to Exhibit (10)(fff) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ ------------------------------------------------------

       ------------------ ------------------------------------------------------
       Exhibit No.        Item
       ------------------ ------------------------------------------------------
       (10)(oo)*          General Form of Collateral Assignment Split-Dollar
                          Insurance Agreement and Policy and Non-Qualified
                          Compensation and Disability Benefit Agreement between the company and each of the following officers:
                          Michael J. Gapinski, R. H. Grant, III, David R.
                          Holmes, Dale L. Medford and Robert C. Nevin;
                          incorporated by reference to Exhibit (10)(dd) to Form
                          10-K for the fiscal year ended September 30, 1985.

       ------------------ ------------------------------------------------------
       (10)(pp)* Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Non-Qualified Compensation and Disability Benefit between the company and each of the following officers: Michael J. Gapinski, R. H. Grant, III, David
                          R. Holmes and Dale L. Medford; incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended September 30, 1989.

       ------------------ ------------------------------------------------------
       (10)(qq)* General Form of Non-Qualified Deferred Compensation and Disability Agreement between the Company and each of its officers effective December 1, 2001.

       ------------------ ------------------------------------------------------
       (10)(rr) Agreement dated March 11, 1963, between the company and Richard H. Grant, Jr., restricting transfer of Class B Common Stock of the company; incorporated by reference to Exhibit 9 to Registration Statement No. 2-40237 on Form S-7.

       ------------------ ------------------------------------------------------
       (10)(ss) Amendment dated February 14, 1984 to Richard H. Grant, Jr.'s Agreement restricting transfer of Class B Common Stock of the company dated March 11, 1963; incorporated by reference to Exhibit (10)(u) to Form 10-K for the fiscal year ended September 30, 1984.

       ------------------ ------------------------------------------------------
       (10)(tt) Agreement and Plan of Merger dated April 20, 1996 among the company, Delaware Acquisition Co. and Duplex Products Inc.; incorporated by reference to Exhibit
                          (c)(1) to the company's schedule 14 D-1 filed with the Securities and Exchange Commission on April 22, 1996.

       ------------------ ------------------------------------------------------
       (10)(uu) Asset Purchase Agreement dated as of September 28, 1998 by and among The Reynolds and Reynolds Company, InfoCure Corporation and Thoroughbred Acquisition, Inc. and Amendment No. 1 dated as of October 22, 1998; incorporated by reference to Exhibit (c)(2) to the company's filing on Form 8-K dated November 9, 1998. (File No. 001-10147)

       ------------------ ------------------------------------------------------
       (10)(vv) Purchase Agreement dated as of June 19, 2000, by and between The Reynolds and Reynolds Company and ISG Acquisition Corp.; incorporated by reference to the company's Form 10-Q filed August 14, 2000.

       ------------------ ------------------------------------------------------
       (11)               Not applicable

       ------------------ ------------------------------------------------------
       (12)               Not applicable

       ------------------ ------------------------------------------------------
       (13)               Not applicable

       ------------------ ------------------------------------------------------
       (18)               Not applicable
       ------------------ ------------------------------------------------------
       (21)               List of subsidiaries (See Page 52)
       ------------------ ------------------------------------------------------
       (22)               Not applicable
       ------------------ ------------------------------------------------------
       (23)               Consent of Independent Auditors (See Page 25)
       ------------------ ------------------------------------------------------
       (24)               Not Applicable
       ------------------ ------------------------------------------------------

       ------------------ ------------------------------------------------------
       Exhibit No.        Item
       ------------------ ------------------------------------------------------
       (99)               Not applicable
       ------------------ ------------------------------------------------------

                  * Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b)   REPORTS ON FORM 8-K.

During the quarter ended September 30, 2001, we reported items under Item 5 of Form 8-K on August 7, 2001.

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

  -----------------------------------------------------------------------------

                   The Company will provide a copy of its 2001
                       Annual Report to Shareholders upon
                               written request to:

                DOUGLAS M. VENTURA, GENERAL COUNSEL AND SECRETARY
                        THE REYNOLDS AND REYNOLDS COMPANY
                                 P. O. BOX 2608
                               DAYTON, OHIO 45401

                     Or by calling: 1-888-4REYREY (473-9739)

  -----------------------------------------------------------------------------



                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                          THE REYNOLDS AND REYNOLDS COMPANY


                                          By    /S/ DOUGLAS M. VENTURA
                                          --------------------------------------

                                                DOUGLAS M. VENTURA
                                                General Counsel and Secretary

Date:    December 21, 2001

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Date:    December 21, 2001
                                     By /S/ DAVID R. HOLMES
                                     -------------------------------------------

                                        DAVID R. HOLMES
                                        Chairman of the Board


Date:    December 21, 2001
                                     By  /S/ LLOYD G. WATERHOUSE
                                     -------------------------------------------

                                        LLOYD G. WATERHOUSE
                                        President and Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)


Date:    December 21, 2001
                                     By  /S/ DALE L. MEDFORD
                                     -------------------------------------------

                                        DALE L. MEDFORD
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer) and Director


Date:    December 21, 2001
                                     By  /S/ JAMES L. ARTHUR
                                     -------------------------------------------

                                        JAMES L. ARTHUR, Director


Date:    December 21, 2001
                                     By  /S/ DR. DAVID E. FRY
                                     -------------------------------------------

                                        DR. DAVID E. FRY, Director


Date:    December 21, 2001
                                     By  /S/ RICHARD H. GRANT, III
                                     -------------------------------------------

                                        RICHARD H. GRANT, III, Director


Date:    December 21, 2001
                                     By  /S/ CLEVE L. KILLINGSWORTH, JR.
                                     -------------------------------------------

                                        CLEVE L. KILLINGSWORTH, JR.
                                        Director

Date:    December 21, 2001
                                     By  /S/ EUSTACE W. MITA
                                     -------------------------------------------

                                        EUSTACE W. MITA, Director


Date:    December 21, 2001
                                     By  /S/ PHILIP A. ODEEN
                                     -------------------------------------------

                                        PHILIP A. ODEEN, Director


Date:    December 21, 2001
                                     By  /S/ DONALD K. PETERSON
                                     -------------------------------------------

                                        DONALD K. PETERSON, Director

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(a)(1) and (2); 14(c) and (d)
                  Financial Statements, Schedules and Exhibits
                          Year Ended September 30, 2001
                        The Reynolds and Reynolds Company
                                  Dayton, Ohio

                    MANAGEMENT'S STATEMENT OF RESPONSIBILITY



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

The company's independent auditors, Deloitte & Touche LLP, perform an independent audit of the company's consolidated financial statements. They have access to minutes of board meetings, all financial information and other corporate records. Their audit is conducted in accordance with auditing standards generally accepted in the United States of America and includes consideration of the system of internal controls. Their report is included in this annual report.

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





Lloyd G. "Buzz" Waterhouse                      Dale L. Medford
President and                                   Executive Vice President
Chief Executive Officer                         and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


The Shareholders of The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 2001 and 2000 and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule included as Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP
Dayton, Ohio
November 13, 2001

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in The Reynolds and Reynolds Company (1) Registration Statement No. 33-56045 on Form S-8, (2) Post-Effective Amendment No. 1 to Registration Statement No. 333-12681 on Form S-8, (3) Registration Statement No. 333-16583 on Form S-3, (4) Registration Statement No. 333-18585 on Form S-3, (5) Registration Statement No. 333-41983 on Form S-3, (6) Registration Statement No. 333-41985 on Form S-3, (7) Post-Effective Amendment No. 1 to Registration Statement No. 33-51895 on Form S-3, (8) Post-Effective Amendment No. 1 to Registration Statement No. 33-58877 on Form S-3, (9) Pre-Effective Amendment No. 1 to Registration Statement No. 33-61725 on Form S-3, (10) Registration Statement No. 33-59615 on Form S-3, (11) Registration Statement No. 33-59617 on Form S-3, (12) Registration Statement No. 333-12967 on Form S-3, (13) Registration Statement No. 333-72639 on Form S-3, (14) Registration Statement No. 333-85177 on Form S-8, (15) Registration Statement No. 333-85179 on Form S-8, (16) Registration Statement No. 333-85551 on Form S-8, (17) Registration Statement No. 333-94687 on Form S-3, (18) Registration Statement No. 333-30090 on Form S-8, (19) Registration Statement No. 333-53798 on Form S-3, (20) Registration Statement No. 333-57272 on Form S-8 and (21) Registration Statement No. 333-70630 on Form S-8 of our report dated November 13, 2001, appearing in this Annual Report on Form 10-K of The Reynolds and Reynolds Company for the year ended September 30, 2001, and to the reference to Deloitte & Touche LLP under the heading "Experts" in the respective Prospectuses, which is part of each of the above Registration Statements.


DELOITTE & TOUCHE LLP
Dayton, Ohio
December 20, 2001

                        STATEMENTS OF CONSOLIDATED INCOME
                      (In thousands except per share data)

For The Years Ended September 30                               2001           2000           1999
-----------------------------------------------------------------------------------------------------
Net Sales and Revenues
   Automotive solutions
     Services                                               $  600,681     $  535,372     $  454,581
     Products                                                  361,413        379,109        374,773
                                                           -----------    -----------    -----------
     Total automotive solutions                                962,094        914,481        829,354
   Financial services                                           41,918         40,206         38,674
                                                           -----------    -----------    -----------
   Total net sales and revenues                              1,004,012        954,687        868,028
                                                           -----------    -----------    -----------
Costs and Expenses
   Cost of sales
     Services                                                  220,721        203,311        174,372
     Products                                                  203,933        212,433        221,613
                                                           -----------    -----------    -----------
     Total cost of sales                                       424,654        415,744        395,985
   Selling, general and administrative expenses                389,363        353,963        300,011
   Restructuring charges                                                       10,560
   Financial services                                           18,263         19,211         18,110
                                                           -----------    -----------    -----------
   Total costs and expenses                                    832,280        799,478        714,106
                                                           -----------    -----------    -----------
Operating Income                                               171,732        155,209        153,922
                                                           -----------    -----------    -----------
Other Charges (Income)
   Interest expense                                              5,303          7,441         10,282
   Interest income                                              (7,818)        (6,736)        (6,737)
   Equity in net losses of affiliated companies                 13,019          4,416          1,520
   Other                                                        (1,296)           (54)        (1,498)
                                                           -----------    -----------    -----------
   Total other charges                                           9,208          5,067          3,567
                                                           -----------    -----------    -----------
Income Before Income Taxes                                     162,524        150,142        150,355
Income Taxes                                                    64,590         61,702         62,464
                                                           -----------    -----------    -----------
Income from Continuing Operations                               97,934         88,440         87,891
Income from Discontinued Operations                              1,623         28,156         34,830
                                                           -----------    -----------    -----------
Net Income                                                  $   99,557     $  116,596     $  122,721
                                                           ===========    ===========    ===========

Basic Earnings Per Common Share
   Income from continuing operations                        $     1.34     $     1.14     $     1.12
   Income from discontinued operations                      $      .02     $      .36     $      .45
   Net income                                               $     1.36     $     1.50     $     1.57
   Average number of common shares outstanding                  73,183         77,474         78,254

Diluted Earnings Per Common Share
   Income from continuing operations                        $     1.31     $     1.11     $     1.09
   Income from discontinued operations                      $      .02     $      .35     $      .43
   Net income                                               $     1.33     $     1.47     $     1.53
   Average number of common shares and
     equivalents outstanding                                    74,919         79,499         80,340
         See Notes to Consolidated Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

September 30                                  2001               2000
--------------------------------------------------------------------------------
                              AUTOMOTIVE SOLUTIONS ASSETS
                              ---------------------------

Current Assets
  Cash and equivalents                         $  110,511      $   205,455
                                             ------------     ------------
  Accounts receivable (less allowance for
    doubtful accounts:
    2001--$3,662; 2000--$2,324)                   124,954          127,314
                                             ------------     ------------
  Inventories
    Finished products                              10,271           14,360
    Work in process                                   398              480
    Raw materials and supplies                        177              447
                                             ------------     ------------
    Total inventories                              10,846           15,287
                                             ------------    -------------
  Deferred income taxes                            23,437           23,438
                                             ------------    -------------
  Prepaid expenses and other assets                16,465           12,052
                                             ------------     ------------
    Total current assets                          286,213          383,546
                                             ------------     ------------
Property, Plant and Equipment

  Land and improvements                             9,921           10,109
  Buildings and improvements                       64,668           66,429
  Computer equipment                              135,256          119,352
  Machinery and equipment                          42,004           42,693

  Furniture and other                              34,405           33,982

  Construction in progress                         51,859           31,778
                                             ------------     ------------
  Total property, plant and equipment             338,113          304,343
  Less accumulated depreciation                   179,062          166,235
                                             ------------     ------------
  Net property, plant and equipment               159,051          138,108
                                             ------------     ------------
Intangible Assets
  Goodwill                                         34,663           31,061
  Software licensed to customers                   59,690           39,479
  Other                                           107,262          118,575
                                             ------------     ------------
  Total intangible assets                         201,615          189,115
                                             ------------     ------------
Other Assets                                       73,137           85,395
                                             ------------     ------------
Total Automotive Solutions Assets                 720,016          796,164
                                             ------------     ------------



                               FINANCIAL SERVICES ASSETS
                               -------------------------
Finance Receivables                               421,370          420,588
Cash and Other Assets                                 964              541
                                             ------------     ------------
Total Financial Services Assets                   422,334          421,129
                                             ------------     ------------

TOTAL ASSETS                                   $1,142,350       $1,217,293
                                             ============     ============




September 30                                       2001           2000
--------------------------------------------------------------------------------
                          AUTOMOTIVE SOLUTIONS LIABILITIES
                          --------------------------------
Current Liabilities
  Current portion of long-term debt            $     6,061      $     5,714
  Accounts payable
    Trade                                           41,258           42,514
    Other                                            3,380            4,862
  Accrued liabilities
    Compensation and related items                  43,321           54,913
    Income taxes                                     6,961           29,748
    Other                                           28,519           36,942
  Deferred revenues                                 18,362           15,604
                                              ------------     ------------
  Total current liabilities                        147,862          190,297
                                              ------------     ------------
Long-Term Debt                                     105,805          111,124
                                              ------------     ------------
Other Liabilities
  Postretirement medical                            42,742           41,317
  Pensions                                          56,192           52,995
  Other                                              5,066            3,406
                                              ------------     ------------
  Total other liabilities                          104,000           97,718
                                              ------------     ------------
Total Automotive Solutions Liabilities             357,667          399,139
                                              ------------     ------------

                           FINANCIAL SERVICES LIABILITIES
                           ------------------------------
Notes Payable                                      203,512          212,176
Deferred Income Taxes                               97,169          103,591
Other Liabilities                                    7,219            3,893
                                              ------------     ------------
Total Financial Services Liabilities               307,900          319,660
                                              ------------     ------------


                                SHAREHOLDERS' EQUITY
                                --------------------
Capital Stock

  Preferred

  Class A common                                   167,356          124,247
  Class B common                                       625              625
Other Comprehensive Losses                          (9,547)          (7,139)
Retained Earnings                                  318,349          380,761
                                              ------------     ------------
Total Shareholders' Equity                         476,783          498,494
                                              ------------     ------------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,142,350       $1,217,293
                                                ==========       ==========


See Notes to Consolidated Financial Statements.

                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                      (In thousands except per share data)

For The Years Ended September 30                           2001         2000              1999
------------------------------------------------------------------------------------------------
Capital Stock
   Class A common
     Balance, beginning of year                          $124,247      $78,598           $57,610
     Capital stock issued                                  44,455       46,842            19,101
     Capital stock repurchased                            (10,968)      (5,653)           (1,991)
     Capital stock retired                                   (459)        (808)           (1,163)
     Tax benefits from stock options                       10,081        5,268             5,041
                                                        ---------    ---------         ---------
     Balance, end of year                                 167,356      124,247            78,598
                                                        ---------    ---------         ---------
   Class B common                                             625          625               625
                                                        ---------    ---------         ---------
Other Comprehensive Income (Losses)
   Balance, beginning of year                              (7,139)      (9,448)           (9,727)
   Foreign currency translation                            (1,591)        (645)              780
   Minimum pension liability                                  847        2,954              (501)
   Cumulative effect of accounting change                      15
   Net unrealized losses on derivative contracts           (1,679)
                                                        ---------    ---------         ---------
   Balance, end of year                                    (9,547)      (7,139)           (9,448)
                                                        ---------    ---------         ---------
Retained Earnings
   Balance, beginning of year                             380,761      393,660           355,943
   Net income                                              99,557      116,596           122,721
   Cash dividends
     Class A common (2001--$.44 PER SHARE;
         2000--$.44 per share; 1999--$.40 per share)      (31,681)     (33,690)          (30,916)
     Class B common (2001--$.022 PER SHARE;
         2000--$.022 per share; 1999--$.02 per share)        (440)        (440)             (400)
   Capital stock repurchased                             (129,848)     (95,365)          (53,688)
                                                        ---------    ---------         ---------
   Balance, end of year                                   318,349      380,761           393,660
                                                        ---------    ---------         ---------
Total Shareholders' Equity                               $476,783     $498,494          $463,435
                                                        =========    =========         =========

Comprehensive Income
   Net income                                             $99,557     $116,596          $122,721
   Foreign currency translation                            (1,591)        (645)              780
   Minimum pension liability                                  847        2,954              (501)
   Cumulative effect of accounting change                      15
   Net unrealized losses on derivative contracts           (1,679)
                                                        ---------    ---------         ---------
   Total comprehensive income                             $97,149     $118,905          $123,000
                                                        =========    =========         =========

See Notes to Consolidated Financial Statements.

                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (In thousands)


For The Years Ended September 30                            2001         2000         1999
---------------------------------------------------------------------------------------------

AUTOMOTIVE SOLUTIONS
Cash Flows Provided by Operating Activities                $165,548     $118,948     $116,249
                                                          ---------    ---------    ---------
Cash Flows Provided by (Used for) Investing Activities
   Business combinations                                    (12,008)    (101,635)
   Capital expenditures                                     (51,383)     (65,677)     (35,944)
   Net proceeds from sales of assets                          3,770        9,157        1,308
   Capitalization of software licensed to customers         (20,310)     (20,258)     (16,038)
   Repayments from (advances to) financial services          (4,321)      13,051        4,369
                                                          ---------    ---------    ---------
    Net cash used for investing activities                  (84,252)    (165,362)     (46,305)
                                                          ---------    ---------    ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                                               47,145
   Principal payments on debt                                (7,930)     (61,036)     (45,206)
   Cash dividends paid                                      (32,121)     (34,130)     (31,316)
   Capital stock issued                                      43,996       16,786       16,067
   Capital stock repurchased                               (140,816)    (101,018)     (55,679)
                                                          ---------    ---------    ---------
   Net cash used for financing activities                  (136,871)    (179,398)     (68,989)
                                                          ---------    ---------    ---------
Effect of Exchange Rate Changes on Cash                      (1,591)        (645)         780
                                                          ---------    ---------    ---------
Net Cash Provided by (Used for) Discontinued Operations     (37,778)     328,317       61,880
                                                          ---------    ---------    ---------
Increase (Decrease) in Cash and Equivalents                 (94,944)     101,860       63,615
Cash and Equivalents, Beginning of Year                     205,455      103,595       39,980
                                                          ---------    ---------    ---------
Cash and Equivalents, End of Year                          $110,511     $205,455     $103,595
                                                          =========    =========    =========

FINANCIAL SERVICES
Cash Flows Provided by Operating Activities                 $14,019      $20,858      $19,580
                                                          ---------    ---------    ---------
Cash Flows Provided by (Used for) Investing Activities
   Finance receivables originated                          (178,268)    (132,633)    (152,815)
   Collections on finance receivables                       168,577      131,854      127,315
                                                          ---------    ---------    ---------
    Net cash used for investing activities                   (9,691)        (779)     (25,500)
                                                          ---------    ---------    ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                     78,813       63,887       35,760
   Principal payments on debt                               (87,477)     (71,134)     (26,898)
   Advances from (repayments to) automotive solutions         4,321      (13,051)      (4,369)
                                                          ---------    ---------    ---------
   Net cash provided by (used for) financing activities      (4,343)     (20,298)       4,493
                                                          ---------    ---------    ---------
Increase (Decrease) in Cash and Equivalents                     (15)        (219)      (1,427)
Cash and Equivalents, Beginning of Year                         456          675        2,102
                                                          ---------    ---------    ---------
Cash and Equivalents, End of Year                              $441         $456         $675
                                                          =========    =========    =========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its domestic and foreign subsidiaries and present details of revenues, expenses, assets, liabilities and cash flows for both Automotive Solutions and Financial Services. Automotive Solutions is comprised of the company's Software Solutions, Transformation Solutions and Documents segments. Financial Services is comprised of Reyna Capital Corporation, the company's wholly owned financial services subsidiary and a similar operation in Canada. In accordance with industry practice, the assets and liabilities of Automotive Solutions are classified as current or noncurrent and those of Financial Services are unclassified. Intercompany balances and transactions are eliminated.

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

CASH AND EQUIVALENTS

For purposes of reporting cash flows, cash and equivalents include cash on hand, cash deposits and investments with maturities of three months or less at the time of purchase. The carrying amount of these short-term investments approximates fair value.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of business forms inventories are determined by the last-in, first-out (LIFO) method. At September 30, 2001 and 2000, LIFO inventories were $4,634 and $5,360, respectively. These inventories determined by the first-in, first-out (FIFO) method would increase by $3,784 in 2001 and $4,067 in 2000. For other inventories, comprised primarily of computer equipment, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

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

INTANGIBLE ASSETS

The excess of cost over net assets of companies acquired is recorded as goodwill and amortized on a straight-line basis over five to twenty years. Amortization expense was $7,122 in 2001, $7,003 in 2000 and $7,278 in 1999. At September 30,
2001 and 2000, accumulated amortization was $51,344 and $44,238, respectively.

The company capitalizes certain costs of developing its software products. Upon completion of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from five to seven years. Amortization expense for software licensed to customers was $1,967 in 2001, $1,105 in 2000 and $1,308 in 1999. September 30, 2001 and 2000, accumulated amortization was $48,032 and $46,696, respectively.

Other intangible assets are amortized over periods ranging from three to twenty years. Amortization expense was $11,292 in 2001, $4,777 in 2000 and $483 in 1999. At September 30, 2001 and 2000, accumulated amortization was $18,387 and $7,113, respectively.

Other intangible assets related to Trade Cycle Technology and CyberCar were acquired in the May 2000 purchase of HAC Group LLC. These assets are being amortized on a straight-line basis over their useful lives because this method of amortization best matches expected future revenues. The useful lives for the Trade Cycle Technology and CyberCar intangible assets reflect the relationship between HAC Group and the customer that began in 1983. This relationship is expected to continue over the remaining useful life of the Trade Cycle Technology and CyberCar assets.

                                                  Useful
                                                   Life
                                                  (years)        9/30/01      9/30/00
--------------------------------------------------------------------------------------
Customer relationship - Trade Cycle Technology      20          $  64,484     $ 67,954
Customer relationship - CyberCar                    10             13,648       15,238
Other intangible assets                           3 - 20           29,130       35,383
                                                                ---------     --------
Total other intangible assets                                    $107,262     $118,575
                                                                =========     ========



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

EQUITY INVESTMENT

The company owns 16,500 shares of Kalamazoo Computer Group plc (Kalamazoo) of the United Kingdom, representing about 26% of the outstanding shares. In addition, two of the company's officers are members of Kalamazoo's board of directors. At September 30, 2001, the market value of the company's Kalamazoo shares was $1,705 based on the closing sale price reported by the London Stock Exchange. This investment is accounted for under the equity method and the carrying value of $13,910 at September 30, 2001, was included with other assets in the company's consolidated balance sheets. Quarterly, the company evaluates the recoverability of its investment in Kalamazoo as required by SFAS No. 121 and Staff Accounting Bulletin No. 59. As part of its evaluation, management considered the market value and carrying value of its investment, management's likelihood of holding or selling its investment and potential sales proceeds and related tax benefits. Based on this evaluation a charge of $3,507 was recorded in the fourth quarter of 2001.

The company recorded losses of $7,718 in 2001, $4,362 in 2000 and $3,043 in 1999, representing amortization of intangible assets, its share of Kalamazoo's net losses and the fourth quarter 2001 charge. These losses were recorded as equity in net losses of affiliated companies in the statements of consolidated income.

REVENUE RECOGNITION
ACCOUNTING CHANGE

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which superseded SOP 91-1, "Software Revenue Recognition." SOP 97-2 provides guidance on applying generally accepted accounting principles recognizing revenue on software transactions. The company adopted this pronouncement effective October 1, 1998. The adoption of this pronouncement reduced Software Solutions' computer systems products revenues $17,936, gross profit $11,205, operating income $10,624 and net income $6,204 or $.08 per diluted share during the six months ended March 31, 1999. The company completed the transition period for the adoption of SOP 97-2 as of March 31, 1999, and there was no impact on fiscal year 1999's third or fourth quarter operating results.

AUTOMOTIVE SOLUTIONS

Sales of computer hardware and business forms products are recorded when title passes upon shipment to customers. Revenues from software license fees are recorded over the installation period. Service revenues, which include computer hardware maintenance, software support and training are recorded ratably over the contract period or as services are performed.

FINANCIAL SERVICES

Financial Services revenues consist primarily of interest earned on financing the company's computer systems sales. Revenues are recognized over the lives of financing contracts, generally five years, using the interest method.

LEASE OBLIGATIONS

The company leases premises and equipment under operating lease agreements. Certain of these leases contain renewal and purchase options and residual value guarantees. As of September 30, 2001, future minimum lease payments relating to operating lease agreements were $33,950 with annual payments of $18,082 in 2002, $6,204 in 2003, $4,528 in 2004, $2,829 in 2005 and $1,188 in 2006. Rental
expenses were $24,939 in 2001, $25,188 in 2000 and $19,868 in 1999.

PURCHASE COMMITMENTS

At September 30, 2001, the company had a purchase commitment of about $7,400 for the construction of a new office building near Dayton, Ohio. The building is expected to be completed in 2002 at an estimated cost of about $45,000.

During 2001, the company entered into an agreement to outsource certain computer services. This agreement requires annual payments of about $18,000 over the eight year term of the agreement.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. These costs, primarily representing software development costs, were $71,080 in 2001, $75,925 in 2000 and $52,232 in 1999.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiary because, for the most part, those earnings are permanently reinvested. Undistributed earnings of the foreign subsidiary at September 30, 2001, were $28,137. The calculation of the unrecognized deferred income tax liability on these earnings is not practicable.

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

                                                  2001     2000       1999
--------------------------------------------------------------------------------
Average number of common shares outstanding
   (used to determine basic EPS)                  73,183   77,474   78,254
Effect of employee stock options                   1,736    2,025    2,086
                                                  ------   ------   ------
Average number of common shares and equivalents
   outstanding (used to determine diluted EPS)    74,919   79,499   80,340
                                                  ======   ======   ======

Employee stock options to purchase 3,705, 4,092 and 2,617 of common stock were outstanding during 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' consolidated financial statements to conform with the presentation used in 2001, including reclassifications to comply with Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The company reclassified freight, postage and handling fees billed to customers from cost of sales to net sales and revenues.

2.  DISCONTINUED OPERATIONS

During the second quarter of fiscal year 2001, the company recorded income from discontinued operations of $1,623. Income from discontinued operations included about $.01 per share from the collection of notes receivable obtained in the October 1998 sale of the Healthcare Systems segment and about $.01 per share from tax benefits related to the August 2000 sale of the Information Solutions segment.

On August 4, 2000, the company sold the net assets of its Information Solutions segment to The Carlyle Group for cash of $360,000 and recorded an after-tax gain of $10,853 (net of income taxes of $31,181) or $.14 per diluted share. Additional income from discontinued operations was $17,303 (net of $13,022 of income taxes) in 2000 and $29,045 (net of $19,853 of income taxes) in 1999. The Information Solutions segment manufactured and distributed printed business forms and provided forms management services to general business markets.

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


3.  RESTRUCTURING CHARGES

During fiscal year 2000, the company recorded a pre-tax restructuring charge of $10,560. This charge consisted of $4,751 of employee termination benefits, $4,715 of retirement costs and $1,094 of lease obligations. Employee termination benefits represented severance and outplacement benefits for 252 employees, 135 of which were in administrative positions. The remaining 117 employees worked at the Oklahoma City manufacturing facility that was closed during the first quarter of fiscal year 2001. As of September 30, 2001, all of the identified employees have begun receiving severance payments. Retirement costs represent pension and other postretirement benefits in excess of regular plan benefits for 20 employees, including several executives. These incremental benefits will be paid along with normal pension and other postretirement benefits. See Note 10 to the Consolidated Financial Statements for additional disclosures about postretirement benefits. Lease obligations represent remaining lease payments in excess of sublease rentals for 38 sales offices vacated by the company.

Activity related to restructuring accruals was as follows:


                                              Severance and          Lease
                                              Related Costs       Obligations
-----------------------------------------------------------------------------
Restructuring charges                              $4,751           $1,094
Payments                                             (791)             (88)
                                                  -------          -------
Balances at September 30, 2000                      3,960            1,006
Payments                                           (3,482)            (422)
Adjustments to income                                (318)             (96)
                                                  -------          -------
Balances at September 30, 2001                       $160             $488
                                                  =======          =======

4.  BUSINESS COMBINATIONS

In November 2000, the company purchased eCustomerCentric Solutions, Inc., a.k.a. DealerKid, a provider of electronic customer marketing and relationship management software and services for automotive retailers in the United States and Canada. Privately held DealerKid had revenues of about $2,000 in 2000. The purchase price of $10,452 was paid with $9,758 of cash from existing balances and the issuance of a $694 note payable. This business combination was accounted for as a purchase and the accounts of DealerKid were included in the financial statements since the acquisition date. In connection with this business combination the company recorded goodwill of $11,307. Goodwill is being amortized on a straight-line basis over five years.

In May 2000, the company purchased the outstanding membership interests of HAC Group, LLC, the leading provider of learning, customer relationship management and Web services to automobile retailers and manufacturers. The privately-held HAC Group had revenues of $65,000 in 1999. The purchase price of $124,660 consisted of $97,460 of cash and the issuance of 1,222 restricted Class A common shares. The issuance of capital stock was considered a noncash transaction for accounting purposes and was not included in the statements of cash flows. This business combination was accounted for as a purchase and the accounts of HAC Group were included in the financial statements since the acquisition date. In connection with this business combination, the company recorded goodwill of $16,221 and various other intangible assets of $118,500 related to customer relationships and acquired contracts. Goodwill and other intangible assets are being amortized on a straight-line basis over three to twenty years. Under terms of the purchase agreement, the company may be required to make additional payments over the next two years of up to $60,000 in the aggregate, contingent on the operating results of the business purchased.

In May 2000, the company and other industry partners formed a new independent company, named ChoiceParts, LLC, to develop an electronic parts exchange for the automotive parts market. The company contributed its existing parts locator business, which had annual revenues of nearly $12,000 and in-process software development of a Web-based parts locator product to ChoiceParts in exchange for a minority equity interest, consisting of both common and preferred interests. The company also made a capital contribution to ChoiceParts of $1,675. This investment is accounted for under the equity method and the carrying value is included with other assets in the company's consolidated balance sheets. In connection with this transaction, the company recorded goodwill of $852 that is being amortized on a straight-line basis over five years. During fiscal years 2001 and 2000, the company recorded losses of $4,191 and $959, respectively representing amortization of goodwill and its share of the losses of ChoiceParts. These losses were recorded as equity in net losses of affiliated companies in the statements of consolidated income.

Under the terms of certain purchase agreements, the company may be required to make additional payments, contingent on the operating results of the businesses purchased. The effect of contingent arrangements reduced goodwill $728 in 2001 and increased goodwill $728 in 2000 and $2,048 in 1999.


COMPONENTS OF PURCHASE PRICES

                                                    2001       2000       1999
--------------------------------------------------------------------------------
Cash (net of cash and equivalents acquired)        $12,008   $101,635
Capital stock issued (1,222 shares)                            27,200
Note payable issued                                    694
Contingent payments made
   Capital stock issued 2000 - 109 shares
     1999 - 88 shares)                                          2,048     $1,871
                                                  --------   --------   --------
Totals                                             $12,702   $130,883     $1,871
                                                  ========   ========   ========

5.  INCOME TAXES

PROVISION FOR INCOME TAXES


                                                2001         2000         1999
--------------------------------------------------------------------------------
Current
   Federal                                     $50,055      $47,831      $47,209
   State and local                               8,543        8,598        7,895
   Foreign                                       1,502        1,695        2,430
Deferred                                         4,490        3,578        4,930
                                               -------      -------      -------
Provision for income taxes                     $64,590      $61,702      $62,464
                                               =======      =======      =======

Income taxes paid (net of refunds)             $56,404      $72,651      $64,903
                                               =======      =======      =======


RECONCILIATION OF INCOME TAX RATES

                              2001                 2000               1999
                        AMOUNT   PERCENT     Amount   Percent   Amount   Percent
--------------------------------------------------------------------------------
Statutory federal
   income taxes         $56,884    35.0%     $52,550   35.0%    $52,624   35.0%
State and local taxes
   less federal income
   tax effect             6,611     4.1        5,840    3.9       6,396    4.3
Tax audit settlements                                            (1,058)   (.7)
Goodwill amortization     1,199      .7        1,924    1.3       2,135    1.4
Other                      (104)    (.1)       1,388     .9       2,367    1.5
                       --------    ----     --------   ----    --------   ----
Provision for
   income taxes         $64,590    39.7%     $61,702   41.1%    $62,464   41.5%
                       ========    ====     ========   ====    ========   ====


AUTOMOTIVE SOLUTIONS DEFERRED INCOME TAX ASSETS (LIABILITIES)

                                                        2001             2000
--------------------------------------------------------------------------------
Deferred income tax assets
   Postretirement medical                              $18,280          $17,811
   Pensions                                             24,550           23,475
   Software revenue recognition                             51            2,176
   Other                                                24,904           26,789
Deferred income tax liabilities
   Depreciation                                        (21,833)         (15,272)
   Other                                               (13,042)         (13,658)
                                                      --------         --------
Totals                                                  32,910           41,321
Current                                                 23,437           23,438
                                                      --------         --------
Noncurrent                                              $9,473          $17,883
                                                      ========         ========

6.  FINANCIAL SERVICES

INCOME SUMMARY

                                                2001          2000        1999
--------------------------------------------------------------------------------
Revenues                                       $41,918      $40,206      $38,674
                                               -------      -------      -------
Expenses
   Interest expense                             13,258       14,224       13,108
   Allowance for losses                          2,500        2,360        2,550
   General and administrative                    2,505        2,627        2,452
                                               -------      -------      -------
   Total expenses                               18,263       19,211       18,110
                                               -------      -------      -------
Operating Income                               $23,655      $20,995      $20,564
                                               =======      =======      =======

FINANCE RECEIVABLES

                                                        2001             2000
--------------------------------------------------------------------------------
Product financing receivables                        $462,950          $462,134
Unguaranteed residual values                           40,434            40,475
Allowance for losses                                   (5,956)           (5,846)
Unearned interest income                              (78,939)          (79,193)
Other                                                   2,881             3,018
                                                    ---------         ---------
Totals                                               $421,370          $420,588
                                                    =========         =========

As of September 30, 2001, product financing receivables due for each of the next five years were $171,581 in 2002, $133,796 in 2003, $88,332 in 2004, $48,920 in
2005 and $20,194 in 2006.


ALLOWANCE FOR LOSSES

                                                         2001              2000
--------------------------------------------------------------------------------
Balance, beginning of year                              $5,846           $6,581
Provisions
   Financial services                                    2,500            2,360
   Automotive solutions                                    500              520
Net losses                                              (2,890)          (3,615)
                                                       -------          -------
Balance, end of year                                    $5,956           $5,846
                                                       =======          =======

7.  FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

                                                                                    2001      2000
----------------------------------------------------------------------------------------------------
Fixed rate notes, $100,000 face value, interest rate of 7.0%, maturing in 2007    $99,745    $99,696
Fixed rate notes, weighted average interest rate
   of 6.7%, maturing through 2003                                                  12,121     17,142
                                                                                 --------   --------
Totals                                                                            111,866    116,838
Current portion                                                                     6,061      5,714
                                                                                 --------   --------
Long-term portion                                                                $105,805   $111,124
                                                                                 ========   ========

Loan agreements limit consolidated indebtedness and require a minimum interest coverage ratio. The fair values of Automotive Solutions financing arrangements were $117,917 at September 30, 2001 and $111,844 at September 30, 2000. At September 30, 2001, debt maturities were $6,061 in 2002 and $6,060 in 2003. Interest paid was $4,484 in 2001, $11,048 in 2000 and $13,250 in 1999. Interest
capitalized was $4,016 in 2001, $2,643 in 2000 and $613 in 1999.

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

                                                                 Notional
                                                                 Amounts
                                                       NOTES     SWAPS
-------------------------------------------------------------------------
SEPTEMBER 30, 2001
-------------------------------------------------------------------------
Variable rate instruments, maturing through 2005     $146,200    $63,500
   Weighted average interest rate                         4.2%
   Weighted average pay rate                                         6.3%
   Weighted average receive rate                                     3.0%
Fixed rate notes, maturing through 2005                57,312
   Weighted average interest rate                         6.4%
                                                   ----------    -------
Totals                                               $203,512    $63,500
                                                   ==========    =======

September 30, 2000
-------------------------------------------------------------------------

Variable rate instruments, maturing through 2005     $116,457    $70,582
   Weighted average interest rate                         7.1%
   Weighted average pay rate                                         6.5%
   Weighted average receive rate                                     6.6%
Fixed rate notes, maturing through 2004                95,719
   Weighted average interest rate                         6.5%
                                                   ----------    -------
Totals                                               $212,176    $70,582
                                                   ==========    =======




Loan agreements limit consolidated indebtedness and require a minimum consolidated net worth and interest coverage ratio. The fair value of Financial Services debt was $204,632 and $211,216 at September 30, 2001 and 2000, respectively. At September 30, 2001, maturities of notes were $56,083 in 2002, $34,208 in 2003, $105,096 in 2004, and $8,125 in 2005. Interest paid was $13,476 in 2001, $14,301 in 2000 and $13,262 in 1999.

At September 30, 2001, notional amount maturities of swap agreements were $27,000 in 2002, $20,125 in 2003, $13,250 in 2004, and $3,125 in 2005. The fair values of interest rate swap agreements were $(2,724) and $25 at September 30, 2001 and 2000, respectively.

REVOLVING CREDIT AGREEMENTS

Automotive Solutions and Financial Services share variable rate revolving credit agreements which total $150,000 and require commitment fees on unused credit. At September 30, 2001, available balances under these agreements were $67,300.

FAIR VALUES

Fair values of financial instruments are estimated based on quoted market prices for debt and interest rate management agreements with the same remaining maturities.

8.  CAPITAL STOCK

                                              2001          2000         1999
--------------------------------------------------------------------------------

Preferred
   No par value
   Authorized shares                         60,000        60,000        60,000

Class A common
   No par value
   Authorized shares                        240,000       240,000       240,000
                                           ========      ========      ========
   Issued and outstanding shares
     Balance, beginning of year              73,622        76,532        77,757
     Issued                                   3,119         2,611         1,519
     Repurchased                             (6,490)       (5,488)       (2,691)
     Retired                                    (21)          (33)          (53)
                                           --------      --------      --------
     Balance, end of year                    70,230        73,622        76,532
                                           ========      ========      ========

Class B common
   No par value
   Authorized shares                         40,000        40,000        40,000
   Issued and outstanding shares             20,000        20,000        20,000

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

Each outstanding Class A common share has one preferred share purchase right. Each outstanding Class B common share has one-twentieth of a right. Rights become exercisable if a person or group acquires or seeks to acquire, through a tender or exchange offer, 15% or more of the company's Class A common shares. In that event, all holders of Class A common shares and Class B common shares, other than the acquirer, could exercise their rights and purchase preferred shares at a specified amount. At the date of these financial statements, except for the preferred share purchase rights, the company had no agreements or commitments with respect to the sale or issuance of the preferred shares.

The company repurchased Class A common shares for treasury at average prices of $21.70 in 2001, $18.41 in 2000 and $20.69 in 1999. The remaining balance of shares authorized for repurchase by the board of directors was 4,700 at September 30, 2001. Treasury shares at September 30 were 21,903 in 2001, 18,531 in 2000 and 15,654 in 1999.

9.  EMPLOYEE STOCK OPTION PLANS

The company's stock option plans award incentive stock options and/or nonqualified stock options to purchase Class A common shares to substantially all employees. Stock options are generally granted at a price equal to fair market value of the common stock on the date of grant. During the three years ended September 30, 2001, the company granted a nonqualified stock option for 200 Class A common shares at an option price of $.01 per share and recognized compensation expense of $1,009 in 2001, $1,921 in 2000 and $1,001 in 1999. At September 30, 2001, options to purchase 3,259 additional Class A common shares were available for future awards to certain key employees. Under a broad-based stock option plan, the board of directors may award options at its discretion.

                                                                  Weighted Average
                                   Shares Under Option        Option Prices Per Share
                                2001       2000       1999     2001     2000     1999
-------------------------------------------------------------------------------------

Outstanding
    Beginning of year          17,620     13,675     10,615    $18.04   $17.48   $16.30
    Granted                       281      6,493      5,149     19.99    18.61    18.55
    Exercised                  (3,090)    (1,276)    (1,431)    13.89    12.19    11.33
    Canceled                     (870)    (1,272)      (658)    19.96    20.85    20.12
                              -------    -------    -------
    End of year                13,941     17,620     13,675     18.88    18.04    17.48
                              =======    =======    =======
Exercisable at September 30     5,090      5,719      5,049     18.96    16.56    13.55
                              =======    =======    =======


                  Outstanding, September 30, 2001   Exercisable, September 30, 2001

                                 Weighted    Weighted
                                  Average     Average                  Weighted
Option           Number of      Remaining      Option   Number of       Average
Price Range        Options  Life in Years       Price     Options  Option Price
--------------------------------------------------------------------------------

$.01                   100            7.6        $.01
$5.47 - $17.25       4,770            6.7       15.98       2,181        $14.91
$17.44 - $20.07      4,652            7.6       18.59         447         18.23
$20.10 - $27.13      4,419            6.4       22.73       2,462         22.69
                    ------                                  -----
Totals              13,941            6.9       18.88       5,090         18.96
                    ======                                  =====


The company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the valuation of stock options using option valuation models and the disclosure of the pro forma effect on earnings. The company valued its stock options using the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, such as expected stock price volatility, which can materially affect the fair value estimate. Because the company's stock options have characteristics significantly different from traded options, the fair value determined may not reflect the actual value of the company's stock options. The weighted average fair value of the company's stock options granted at fair market value was $6.47 in 2001, $5.23 in 2000 and $4.91 in 1999. The fair value of the company's stock options granted below fair market value was $23.04 in 1999. There were no options granted below fair market value in 2001 or 2000. Had compensation expense been recognized using these fair values, the company's net income and diluted earnings per common share would have decreased by $11,948 or $.16 per share in 2001, $11,695 or $.15 per share in 2000 and $8,152 or $.10 per share in 1999.

OPTION VALUATION ASSUMPTIONS

                                               2001         2000            1999
--------------------------------------------------------------------------------
Expected life in years                            5             5             5
Dividend yield                                  1.9%          1.7%          1.5%
Risk free interest rate                         5.9%          6.1%          4.3%
Volatility                                       33%           33%           29%

10.  POSTRETIREMENT BENEFITS

PENSION EXPENSE

                                                       2001              2000               1999
-------------------------------------------------------------------------------------------------
Net periodic pension cost
   Service cost                                        $8,794           $12,747           $12,517
   Interest cost                                       15,918            17,677            16,548
   Estimated return on plan assets                    (12,893)          (15,840)          (14,863)
   Amortization of unrecognized transitional asset        147               144               147
   Amortization of prior service cost                     427               523               239
   Recognized net actuarial losses                        153               830             2,131
   Plan administration                                    767               791               813
   Special termination benefits                                           4,526             1,971
   Settlement - discontinued operations                                     533
                                                      -------           -------           -------
   Net periodic pension cost                           13,313            21,931            19,503
Defined contribution plans                              6,258            10,435             9,045
Multi-employer plans                                       37               154               175
                                                      -------           -------           -------
Totals                                                $19,608           $32,520           $28,723
                                                      =======           =======           =======

Actuarial assumptions
   Discount rate                                    6.5%-7.75%        6.5%-7.75%        6.0%-6.75%
   Rate of compensation increase                    3.75%-5.0%        3.75%-6.0%        3.75%-5.0%
   Expected long-term rate of return on assets            9.0%              9.0%              9.0%
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

The company expensed special termination benefits of $4,526 in 2000 and $1,971 in 1999 in connection with the restructuring in 2000 and the sale of the Healthcare Systems segment in 1999. These benefits will be in addition to the employee's regular plan benefits and will be paid directly from company assets rather than plan assets. Pension expense for fiscal years 2000 and 1999, was not separately disclosed for continuing and discontinuing operations because it is not practicable to present this information.

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

FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                                               2001                2000
-----------------------------------------------------------------------------------------
Change in projected benefit obligation
   Projected benefit obligation, beginning of year           $212,295            $259,496
   Service cost                                                 8,672              12,945
   Interest cost                                               15,905              17,633
   Actuarial gains                                             (3,976)             (8,014)
   Benefits paid                                              (11,021)            (13,415)
   Liabilities transferred                                                        (59,807)
   Special termination benefits                                                     4,526
   Change in plan provisions                                       71
   Employee contributions                                        (109)               (213)
   Foreign currency translation                                  (330)               (856)
                                                             --------            --------
   Projected benefit obligation, end of year                 $221,507            $212,295
                                                             ========            ========
Change in plan assets
   Fair value of plan assets, beginning of year              $149,166            $193,406
   Actual return (losses) on plan assets                       (9,770)             17,409
   Administrative expenses paid                                  (809)               (710)
   Employer contributions                                       3,927               6,029
   Employee contributions                                        (109)               (213)
   Assets transferred                                                             (58,451)
   Benefits paid                                               (6,179)             (7,349)
   Foreign currency translation                                  (344)               (955)
                                                             --------            --------
   Fair value of plan assets, end of year                    $135,882            $149,166
                                                             ========            ========

Net amount recognized
   Funded status                                              $85,625             $63,129
   Unrecognized transition obligation                            (552)               (685)
   Unrecognized prior service cost                             (3,592)             (3,954)
   Unrecognized net losses                                    (24,937)             (6,515)
   Multi-employer liability                                        94                   3
   Minimum pension liability                                    8,012              10,000
                                                             --------            --------
   Net amount recognized                                      $64,650             $61,978
                                                             ========            ========
Minimum pension liability
   Intangible asset                                            $4,158              $4,718
   Deferred income tax benefit                                  1,546               2,127
   Accumulated other comprehensive income                       2,308               3,155
                                                             --------            --------
   Totals                                                      $8,012             $10,000
                                                             ========            ========

Actuarial assumptions
   Projected benefit obligation discount rate               7.0% - 7.5%       6.5% - 7.75%
   Rate of compensation increase                           3.75% - 5.0%       3.75% - 5.0%


At September 30, 2001 and 2000, about 30% and 46% of the plans' assets were invested in cash and equivalents, government bonds and investment grade corporate bonds. The balance of the plans' assets were invested in equities.

In 2000, as part of the sale of the Information Solutions segment, the company settled its pension obligations by transferring the liability and plan assets to the purchaser.

The company sponsors certain unfunded pension plans. These pension plans have accumulated benefit obligations exceeding plan assets. The projected benefit obligations were $52,529 and $54,132 at September 30, 2001 and 2000, respectively. The accumulated benefit obligations were $51,143 and $52,410 at September 30, 2001 and 2000, respectively.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE


                                                     2001               2000               1999
-------------------------------------------------------------------------------------------------

Service cost                                           $752             $1,127             $1,311
Interest cost                                         3,773              3,209              3,635
Amortization of prior service cost                     (337)              (391)              (110)
Recognized net actuarial losses                         260                  3                285
Special termination benefits                                               189
Settlement - discontinued operations                                      (865)
                                                    -------            -------            -------
Totals                                               $4,448             $3,272             $5,121
                                                    =======            =======            =======

Actuarial assumptions
   Discount rate                                       7.75%       7.0% - 7.75%              6.75%
   Healthcare cost trend rate through 2007              6.0%               6.0%               6.0%
   Healthcare cost trend rate thereafter                5.0%               5.0%               5.0%

The company sponsors a defined benefit medical plan for employees who retired before October 1, 1993. Future retirees may purchase postretirement medical insurance from the company. Discounts from the market price of postretirement medical insurance will be provided to certain retirees based on age and length of remaining service as of October 1, 1993. These discounts are included in the determination of the accumulated benefit obligation. The company also sponsors a defined benefit life insurance plan for substantially all employees. The company funds medical and life insurance benefits on a pay-as-you-go basis. In 2001, the company revised its actuarial assumptions for future retiree medical costs to better reflect historical experience.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION

                                                              2001                 2000
----------------------------------------------------------------------------------------
Change in projected benefit obligation
   Projected benefit obligation, beginning of year           $40,107             $47,388
   Service cost                                                  751               1,124
   Interest cost                                               3,773               3,209
   Plan participants' contributions                              138                 165
   Actuarial (gains) losses                                   16,362              (4,602)
   Benefits paid                                              (3,402)             (2,972)
   Change in plan provisions                                  (2,335)
   Liability transferred                                                          (4,205)
                                                            --------            --------
   Projected benefit obligation, end of year                 $55,394             $40,107
                                                            ========            ========

Net amount recognized
   Projected benefit obligation, end of year                 $55,394             $40,107
   Unrecognized prior service cost                             5,369               3,371
   Unrecognized net gains (losses)                           (15,121)                989
                                                            --------            --------
   Net amount recognized                                     $45,642             $44,467
                                                            ========            ========

Actuarial assumptions
   Discount rate                                                7.50%               7.75%
   Healthcare cost trend rate through 2007                       6.0%                6.0%
   Healthcare cost trend rate thereafter                         5.0%                5.0%


The effect of a 1% increase in the assumed healthcare cost trend rate would have increased fiscal year 2001 service and interest costs by $183 and the September 30, 2001 accumulated benefit obligation by $2,446. Similiary, a 1% decrease would have decreased fiscal year 2001 service and interest costs by $160 and the September 30, 2001 accumulated benefit obligation by $2,137.

11.  CASH FLOW STATEMENTS

                                                                   2001              2000                1999
                                                                -------------------------------------------------

AUTOMOTIVE SOLUTIONS

Cash flows provided by (used for) operating activities
   Net income                                                     $85,019            $104,067            $110,156
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                 49,901              38,676              32,071
     Deferred income taxes                                          7,829               1,557              (3,394)
     Deferred income taxes transferred to (from)
         financial services                                        (2,647)             (7,886)              5,507
     Income from discontinued operations                           (1,623)            (28,156)            (34,830)
     Loss (gain) on sales of assets                                  (337)                557                 279
     Changes in operating assets and liabilities
       Accounts receivable                                          9,249              (1,955)             (4,501)
       Inventories                                                  4,441               1,884              (1,971)
       Prepaid expenses, intangible and other assets               (1,249)             (2,451)             (1,285)
       Accounts payable                                            (2,792)             (1,443)                346
       Accrued and other liabilities                               17,757              14,098              13,871
                                                                ---------           ---------           ---------
   Net cash provided by operating activities                     $165,548            $118,948            $116,249
                                                                =========           =========           =========

FINANCIAL SERVICES

Cash flows provided by (used for) operating activities
   Net income                                                     $14,538             $12,529             $12,565
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Deferred income taxes                                         (6,422)             (2,641)              9,861
     Deferred income taxes transferred to (from)
       automotive solutions                                         2,647               7,886              (5,507)
     Changes in receivables, other assets
       and other liabilities                                        3,256               3,084               2,661
                                                                ---------           ---------           ---------
   Net cash provided by operating activities                      $14,019             $20,858             $19,580
                                                                =========           =========           =========

12.  SEGMENT REPORTING

The company's six solutions business units have been aggregated into four segments for reporting purposes.

The Software Solutions, formerly Retail Management Solutions, segment consists of the Software Solutions business unit and the Info-Structure Services business unit. This segment provides integrated computer systems products and related services. Products include integrated software packages, computer hardware and installation of hardware and software. Services include customer training, hardware maintenance and software support as well as consulting services.

The Transformation Solutions segment includes the Transformation Solutions business unit and the Software Solutions Intellipath business unit. This segment provides specialized training, Web services and customer relationship management products and services.

The Documents segment manufactures and distributes printed business forms to automotive retailers.

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

                                                    2001                  2000                  1999
-------------------------------------------------------------------------------------------------------
Net sales and revenues
    Software solutions
       Computer services                           $439,657              $400,727              $365,394
       Computer systems products                    146,586               164,270               167,167
                                                -----------           -----------           -----------
       Total software solutions                     586,243               564,997               532,561
    Transformation solutions                        188,798               153,142                97,437
    Documents                                       187,053               196,342               199,356
    Financial services                               41,918                40,206                38,674
                                                -----------           -----------           -----------
    Total net sales and revenues                 $1,004,012              $954,687              $868,028
                                                ===========           ===========           ===========

Operating income (loss)
    Software solutions                             $123,722              $106,070               $84,710
    Transformation solutions                        (15,436)                 (881)               (1,325)
    Documents                                        39,791                39,585                49,973
    Financial services                               23,655                20,995                20,564
    Restructuring charges                                                 (10,560)
                                                -----------           -----------           -----------
    Total operating income                         $171,732              $155,209              $153,922
                                                ===========           ===========           ===========

Assets
    Automotive solutions                           $720,016              $796,164              $491,839
    Financial services                              422,334               421,129               427,591
    Discontinued operations                                                                     260,760
                                                -----------           -----------           -----------
    Total assets                                 $1,142,350            $1,217,293            $1,180,190
                                                ===========           ===========           ===========

Investments in equity method investees              $20,531               $32,906               $31,908
Capital expenditures                                 51,383                65,677                35,944
Depreciation and amortization                        49,901                38,676                32,071

13.  CONTINGENCIES

The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1996, an agreement was reached whereby the state of Connecticut contributed $8,000 towards remediation costs. Preliminary remediation continued during fiscal year 2001 utilizing Connecticut's contribution. The EPA issued a Record of Decision on September 28, 2001 which selects a remedy at the site involving "monitored natural attenuation." The EPA's estimated future remedial costs are approximately $2,000. The company was also named a defendant in a cost recovery lawsuit in Dayton, Ohio regarding another environmental remediation site. Discovery in that lawsuit is in its early stages, too early to determine the company's liability exposure. The company believes that the reasonably foreseeable resolution of these two matters will not have a material adverse effect on the financial statements.

During the quarter ended March 31, 2001, the company ceased certain software development efforts. During the quarter ended September 30, 2001, the company settled this contract with no additional impact on the financial statements. 14.

ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In September 2000, the FASB amended certain provisions of that statement by issuing SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require all derivatives to be recognized as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Gains or losses resulting from changes in fair values of derivatives are recorded either as a separate component of shareholders' equity or in the income statement depending upon whether the instruments meet the criteria for hedge accounting.

Effective October 1, 2000, the company adopted the provisions of these statements. The company has determined that its derivative instruments meet the criteria for cash flow hedge accounting. In the ordinary course of business, the company borrows cash to fund investments in finance receivables from the sale of the company's products. The company attempts to limit its interest rate exposure between the interest earned on fixed rate finance receivables and the interest paid on variable rate financing agreements through the use of interest rate management agreements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed rates. Fixed interest rates do not change over the life of the agreements. Variable interest rates are reset at least every 90 days and are based on LIBOR or commercial paper indices and are settled with counterparties at that time. The fair value of the company's derivative instruments was a $25 asset at October 1, 2000, which was recorded as a cumulative effect of accounting change, and a $2,724 liability at September 30, 2001. This liability was included in Financial Services' other liabilities on the consolidated balance sheet. The adjustments to record the cumulative effect of accounting change and the net change in the fair value during the periods presented was recorded, net of income taxes, in other comprehensive income. All existing cash flow hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on applying generally accepted accounting principles for recognizing revenue. SAB No. 101 as amended was effective for the quarter ended September 30, 2001. The company was already in compliance with the provisions of SAB No. 101 and there was no effect from the adoption of SAB No. 101.

15.  ACCOUNTING STANDARDS

In June 2001, the FASB voted in favor of SFAS Statement No. 141, "Business Combinations" and SFAS Statement No. 142, "Goodwill and Other Intangible Assets." SFAS Statement No. 141 prohibits the pooling of interests method of accounting and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS Statement No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. The statement will also require recognized intangible assets with finite useful lives to be amortized over their useful lives and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The company is permitted to adopt the provisions of SFAS Statement No. 142 on either October 1, 2001 or October 1, 2002. Management has chosen to adopt the provisions of SFAS Statement No. 142 effective October 1, 2001. This statement will require certain intangible assets, that do not meet the criteria for recognition apart from goodwill, to be reclassified to goodwill. Management estimates the effect of ceasing goodwill amortization will be to increase earnings by about $.12 per share. This statement will also require that goodwill be tested for impairment, initially as of October 1, 2001, and thereafter at least annually. The company has six months to perform the first step of the goodwill impairment test and until the end of the fiscal year to measure any impairment. Management is currently preparing its initial impairment analysis and has not determined the impact on the company's financial statements.

In August 2001, the FASB issued SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement establishes a single accounting model, based on the framework established in SFAS Statement No. 121, for long-lived assets to be disposed of by sale. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe the adoption of this pronouncement will have a material impact on the company's financial statement.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          First               Second                Third                 Fourth
                                                         Quarter              Quarter              Quarter               Quarter
----------------------------------------------------------------------------------------------------------------------------------
2001
----------------------------------------------------------------------------------------------------------------------------------
Net sales and revenues
   Automotive solutions                                    $241,516             $239,623             $239,799             $241,156
   Financial services                                        10,218               10,471               10,651               10,578
                                                      -------------        -------------        -------------        -------------
   Totals                                                  $251,734             $250,094             $250,450             $251,734
                                                      =============        =============        =============        =============

Gross profit                                               $135,519             $129,652             $134,024             $138,245

Income from continuing operations                           $23,879              $22,199              $24,719              $27,137
   Basic earnings per common share                             $.32                 $.31                 $.34                 $.37
   Diluted earnings per common share                           $.32                 $.30                 $.33                 $.36

Net income                                                  $23,879              $23,822              $24,719              $27,137
   Basic earnings per common share                             $.32                 $.33                 $.34                 $.37
   Diluted earnings per common share                           $.32                 $.32                 $.33                 $.36

Cash dividends declared per share
   Class A common                                              $.11                 $.11                 $.11                 $.11
   Class B common                                            $.0055               $.0055               $.0055               $.0055


Closing market prices of Class A common shares
   High                                                      $20.50               $22.97               $23.00               $25.14
   Low                                                       $16.94               $19.25               $18.25               $21.26

----------------------------------------------------------------------------------------------------------------------------------
2000
----------------------------------------------------------------------------------------------------------------------------------

Net sales and revenues
   Automotive solutions                                    $218,863             $217,872             $233,570             $244,176
   Financial services                                         9,764               10,515                9,746               10,181
                                                      -------------        -------------        -------------        -------------
   Totals                                                  $228,627             $228,387             $243,316             $254,357
                                                      =============        =============        =============        =============

Gross profit                                               $120,126             $118,143             $125,719             $134,749

Income from continuing operations                           $25,059              $23,548              $21,024              $18,809
   Basic earnings per common share                             $.32                 $.31                 $.27                 $.24
   Diluted earnings per common share                           $.32                 $.29                 $.26                 $.24

Net income                                                  $31,300              $32,968              $25,293              $27,035
   Basic earnings per common share                             $.41                 $.43                 $.32                 $.35
   Diluted earnings per common share                           $.40                 $.41                 $.31                 $.35

Cash dividends declared per share
   Class A common                                              $.11                 $.11                 $.11                 $.11
   Class B common                                            $.0055               $.0055               $.0055               $.0055

Closing market prices of Class A common shares
   High                                                      $22.88               $29.81               $27.81               $19.81
   Low                                                       $17.88               $19.31               $18.25               $16.19

                               VALUATION ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
                             (Dollars in Thousands)

-------------------------------------------------------------------------------------------------------------------------------
Column A                                                 Column B           Column C               Column D            Column E
                                                                     -----Additions-----    ------Deductions-----
                                                         Balance     Charged
                                                            at       to Costs       Other   Write-offs      Other      Balance
                                                        Beginning       and                   Net of                   At End
Description                                              of Year     Expenses        (a)    Recoveries       (b)       of Year
-------------------------------------------------------------------------------------------------------------------------------
Valuation Accounts - Deducted From Assets to Which They
    Apply

AUTOMOTIVE SOLUTIONS Reserves for accounts receivable:
    Year ended September 30, 2001                         2,324        5,340        (978)      3,024          0          3,662
    Year ended September 30, 2000                         2,056        3,197        (697)      2,232          0          2,324
    Year ended September 30, 1999                         3,382        2,449        (902)      1,906        967          2,056

Reserves for inventory:
    Year ended September 30, 2001                         1,644           77          (8)        743          0            970
    Year ended September 30, 2000                         2,336        2,809      (2,694)        807          0          1,644
    Year ended September 30, 1999                         3,749        1,088          13       2,293        221          2,336

FINANCIAL SERVICES Reserves for finance receivables:
    Year ended September 30, 2001                         5,846        2,500         493       2,883          0          5,956
    Year ended September 30, 2000                         6,581        2,360         517       3,612          0          5,846
    Year ended September 30, 1999                         4,540        2,550       2,005       2,514          0          6,581



(a) Includes adjustments from translation of foreign currency to United States dollars, the effects of acquisitions of businesses and transfers between reserves.
(b)  Includes adjustments for disposal of businesses.