Form 10-Q
period 2001-12-31
REYNOLDS & REYNOLDS CO
filed 2002-02-13
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2001

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
Yes   X    No
     ----     -----

On February 8, 2002, 70,051,906 Class A common shares and 20,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS



                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three Months Ended December 31, 2001 and 2000          3

              Condensed Consolidated Balance Sheets
              As of December 31, 2001 and September 30, 2001                 4

              Condensed Statements of Consolidated Cash Flows
              For the Three Months Ended December 31, 2001 and 2000          5

              Notes to Condensed Consolidated Financial Statements           6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three Months Ended December 31, 2001 and 2000         10


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                  15

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                      (In thousands except per share data)


                                                           2001          2000
                                                        ---------     ---------
Net Sales and Revenues
    Services                                             $148,166      $149,782
    Products                                               81,590        91,734
    Financial services                                     10,353        10,218
                                                        ---------     ---------
    Total net sales and revenues                          240,109       251,734
                                                        ---------     ---------

Cost of Sales
    Services                                               51,916        55,596
    Products                                               44,816        50,401
    Financial services                                      2,774         3,737
                                                        ---------     ---------
    Total cost of sales                                    99,506       109,734
                                                        ---------     ---------

Gross Profit                                              140,603       142,000

Selling, General and Administrative Expenses               97,056       101,508
                                                        ---------     ---------

Operating Income                                           43,547        40,492
                                                        ---------     ---------

Other Charges (Income)
    Interest expense                                        1,852         1,447
    Interest income                                          (675)       (3,302)
    Equity in net losses of affiliated companies            1,053         1,912
    Other                                                    (160)          210
                                                        ---------     ---------
    Total other charges                                     2,070           267
                                                        ---------     ---------

Income Before Income Taxes                                 41,477        40,225
Income Taxes                                               16,077        16,346
                                                        ---------     ---------
Net Income                                                $25,400       $23,879
                                                        =========     =========

Basic Earnings Per Common Share                             $0.36         $0.32
    Average Number of Common Shares Outstanding            70,642        74,081

Diluted Earnings Per Common Share                           $0.35         $0.32
    Average Number of Common Shares Outstanding            73,109        75,111

Cash Dividends Declared Per Common Share                    $0.11         $0.11


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2001 AND SEPTEMBER 30, 2001
                                 (In thousands)

                                                                    12/31/01       9/30/01
                                                                  -----------    -----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                             $103,792       $110,511
    Accounts receivable                                               126,909        124,954
    Inventories                                                        15,292         10,846
    Other current assets                                               38,202         39,902
                                                                  -----------    -----------
    Total current assets                                              284,195        286,213
Property, Plant and Equipment, less accumulated depreciation of
    $147,706 at 12/31/01 and $179,062 at 9/30/01                      156,141        159,051
Goodwill                                                               89,194         34,663
Software Licensed to Customers                                         66,247         59,690
Other Intangible Assets                                                49,906        107,262
Other Assets                                                           69,087         73,137
                                                                  -----------    -----------
Total Automotive Solutions Assets                                     714,770        720,016
                                                                  -----------    -----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                   409,843        421,370
Cash and Other Assets                                                   1,049            964
                                                                  -----------    -----------
Total Financial Services Assets                                       410,892        422,334
                                                                  -----------    -----------

TOTAL ASSETS                                                       $1,125,662     $1,142,350
                                                                  ===========    ===========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
    Current portion of long-term debt                                  $6,061         $6,061
    Notes payable                                                         176
    Accounts payable                                                   42,168         44,638
    Accrued liabilities                                                58,747         78,801
    Deferred revenues                                                  17,817         18,362
                                                                  -----------    -----------
    Total current liabilities                                         124,969        147,862
Long-Term Debt                                                        105,471        105,805
Other Liabilities                                                     101,943        104,000
                                                                  -----------    -----------
Total Automotive Solutions Liabilities                                332,383        357,667
                                                                  -----------    -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                         212,266        203,512
Other Liabilities                                                     105,036        104,388
                                                                  -----------    -----------
Total Financial Services Liabilities                                  317,302        307,900
                                                                  -----------    -----------

SHAREHOLDERS' EQUITY
Capital Stock                                                         180,799        167,981
Other Comprehensive Income (Losses)                                    (9,504)        (9,547)
Retained Earnings                                                     304,682        318,349
                                                                  -----------    -----------
Total Shareholders' Equity                                            475,977        476,783
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,125,662     $1,142,350
                                                                  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                 (In thousands)

                                                                   2001         2000
                                                                 ---------    ---------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities                         $3,649      $38,501
                                                                 ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                        (9,509)
    Capital expenditures                                           (11,163)     (15,678)
    Net proceeds from asset sales                                    8,968          400
    Capitalization of software licensed to customers                (6,577)      (1,704)
    Repayments from (advances to) financial services                18,999         (745)
                                                                 ---------    ---------
    Net cash flows provided by (used for) investing activities      10,227      (27,236)
                                                                 ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                              176
    Principal payments on debt                                        (346)      (2,215)
    Capital stock issued                                            14,626        1,555
    Capital stock repurchased                                      (34,872)     (48,656)
                                                                 ---------    ---------
    Net cash flows used for financing activities                   (20,416)     (49,316)
                                                                 ---------    ---------

Effect of Exchange Rate Changes on Cash                               (179)          78
                                                                 ---------    ---------

Net Cash Used for Discontinued Operations                                       (34,372)
                                                                 ---------    ---------

Decrease in Cash and Equivalents                                    (6,719)     (72,345)
Cash and Equivalents, Beginning of Period                          110,511      205,455
                                                                 ---------    ---------
Cash and Equivalents, End of Period                               $103,792     $133,110
                                                                 =========    =========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                         $6,082       $5,831
                                                                 ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                 (40,536)     (44,628)
    Collections on finance receivables                              44,659       38,897
                                                                 ---------    ---------
    Net cash flows provided by (used for) investing activities       4,123       (5,731)
                                                                 ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                           22,000       12,350
    Principal payments on debt                                     (13,246)     (12,974)
    Advances from (repayments to) automotive solutions             (18,999)         745
                                                                 ---------    ---------
    Net cash flows provided by (used for) financing activities     (10,245)         121
                                                                 ---------    ---------

Increase (Decrease) in Cash and Equivalents                            (40)         221
Cash and Equivalents, Beginning of Period                              441          456
                                                                 ---------    ---------
Cash and Equivalents, End of Period                                   $401         $677
                                                                 =========    =========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 2001 is condensed financial information taken from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  INVENTORIES
                                                12/31/01       9/30/01
                                              -------------  -------------
Finished products                                  $14,611        $10,271
Work in process                                        514            398
Raw materials                                          167            177
                                              -------------  -------------
Total inventories                                  $15,292        $10,846
                                              =============  =============

(3)  EQUITY INVESTMENT
The company owns 16,500 shares of Kalamazoo Computer Group plc (Kalamazoo) of the United Kingdom, representing about 26% of the outstanding shares. In addition, two of the company's officers are members of the board of directors of Kalamazoo. At December 31, 2001, the market value of the company's Kalamazoo shares was $2,105 based on the closing sale price reported by the London Stock Exchange. This investment is accounted for under the equity method and the carrying value of $13,910 at December 31, 2001, was included with other assets in the company's consolidated balance sheets.

In December 2001, Kalamazoo announced an agreement to sell all outstanding shares to UCS for about $12,000 of cash. UCS is a supplier of in-house dealership computer systems in the U.S. The company believes it will recover the carrying value of its investment in Kalamazoo through a combination of sales proceeds and income tax benefits.

(4)  FINANCING ARRANGEMENTS
The company's derivative instruments meet the criteria for cash flow hedge accounting. In the ordinary course of business, the company borrows cash to fund investments in finance receivables from the sale of the company's products. The company attempts to limit its interest rate exposure between the interest earned on fixed rate finance receivables and the interest paid on variable rate financing agreements through the use of interest rate management agreements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed rates. Fixed interest rates do not change over the life of the agreements. Variable interest rates are reset at least every 90 days based on LIBOR and are settled with counterparties at that time. The fair value of the company's derivative instruments was a $2,396 liability at December 31, 2001 and a $2,724 liability at September 30, 2001. This liability was included in Financial Services' other liabilities on the consolidated balance sheet. The adjustments to record the net change in the fair value during the periods presented was recorded, net of income taxes, in other comprehensive income. All existing cash flow hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.


(5) COMPREHENSIVE INCOME


                                                                       THREE MONTHS
                                                                   2001            2000
                                                              --------------  -------------
Net income                                                          $25,400        $23,879
Foreign currency translation adjustment                                (179)            78
Cumulative effect of accounting change                                                  15
Net unrealized gains (losses) on derivative contracts                   222           (488)
                                                              --------------  -------------
Comprehensive income                                                $25,443        $23,484
                                                              ==============  =============

(6)  ACCOUNTING CHANGE
In June 2001, the FASB voted in favor of Statement of Financial Accounting Standards (SFAS) Statement No. 142, "Goodwill and Other Intangible Assets." SFAS Statement No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The statement also requires recognized intangible assets with finite useful lives to be amortized over their useful lives and reviewed for impairment in accordance with SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The company elected to adopt the provisions of SFAS Statement No 142 effective October 1, 2001. Accordingly, goodwill has not been amortized in the financial statements for the period ended December 31, 2001. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended December 31, 2001, the company subsumed into goodwill $54,531 of intangible assets representing assembled workforce and a noncontractual customer relationship, that did not meet the separability criteria under SFAS Statement No. 141, "Business Combinations." This pronouncement also requires that goodwill be tested for impairment, initially as of October 1, 2001, and thereafter at least annually. The company has six months to perform the first step of the goodwill impairment test and until the end of the fiscal year to measure any impairment. Management is currently preparing its initial impairment analysis and has not determined the impact on the company's financial statements.

ACQUIRED INTANGIBLE ASSETS

                                                                                        12/31/2001
                                                                         Gross         Accumulated       Useful Life
                                                                        Amount         Amortization        (years)
                                                                    ----------------  ---------------   ---------------
Amortized intangible assets
    Contractual customer relationship                                       $33,100           $2,758           20
    Customer contract                                                        17,700            8,045         3.67
    Trademarks                                                                5,900              492           20
    Other                                                                     2,987            2,644          3-7
                                                                    ----------------  ---------------
        Subtotal                                                             59,687           13,939
    Software licensed to customers                                            4,486            4,165          5-7
                                                                    ----------------  ---------------
    Total                                                                   $64,173          $18,104
                                                                    ================  ===============


Aggregate amortization expense was $1,739 for the three months ended December 31, 2001. Estimated amortization expense for the years ended September 30, is $7,052 in 2002, $7,052 in 2003, $3,299 in 2004, $2,032 in 2005 and $1,964 in
2006.

GOODWILL

                                                       Software         Transform.
                                                      Solutions         Solutions          Documents          Totals
                                                    ---------------   ---------------   ----------------  ----------------
Balance as of September 30, 2001                           $10,411           $21,375             $2,877           $34,663
Intangible assets subsumed
    Noncontractual customer relationship                                      47,376                               47,376
    Assembled workforce                                                        7,155                                7,155
                                                    ---------------   ---------------   ----------------  ----------------
Balance as of December 31, 2001                            $10,411           $75,906             $2,877           $89,194
                                                    ===============   ===============   ================  ================

PRO FORMA NET INCOME
The table below presents the pro forma effect on net income and earnings per share from the adoption of SFAS Statement No. 142.

                                                                                                    THREE MONTHS
                                                                                               2001              2000
                                                                                        ----------------  ----------------
Net income, as reported                                                                         $25,400           $23,879
Goodwill amortization, net of taxes                                                                                $1,925
Subsumed intangible assets amortization, net of taxes                                                                $655
                                                                                        ----------------  ----------------
Pro forma net income                                                                            $25,400           $26,459
                                                                                        ================  ================

Basic Earnings per Common Share
    Net income, as reported                                                                       $0.36             $0.32
    Pro forma net income                                                                          $0.36             $0.36

Diluted Earnings per Common Share
    Net income, as reported                                                                       $0.35             $0.32
    Pro forma net income                                                                          $0.35             $0.35


(7)  CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.

                                                                  THREE MONTHS
                                                                2001        2000
                                                              --------    --------
AUTOMOTIVE SOLUTIONS
Net Income                                                    $ 22,031    $ 20,375
Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and Amortization                                6,870      11,805
    Deferred Income Taxes                                        6,208         764
    Deferred Income Taxes Transferred to Financial Services     (1,055)     (1,530)
    Losses (Gains) on Sales of Assets                               (6)        245
    Changes in Operating Assets and Liabilities
        Accounts receivable                                      4,536       1,075
        Inventories                                             (4,446)        319
        Prepaid expenses and other current assets               (1,117)        540
        Intangible and other assets                              1,745      (2,721)
        Accounts payable                                        (2,470)      8,536
        Accrued liabilities                                    (26,602)     (5,133)
        Other liabilities                                       (2,045)      4,226
                                                              --------    --------
Net Cash Provided by Operating Activities                     $  3,649    $ 38,501
                                                              ========    ========

FINANCIAL SERVICES
Net Income                                                    $  3,369    $  3,504
Deferred Income Taxes                                           (1,994)     (2,508)
Deferred Income Taxes Transferred from Automotive Solutions      1,055       1,530
Changes in Receivables, Other Assets and Other Liabilities       3,652       3,305
                                                              --------    --------
Net Cash Provided by Operating Activities                     $  6,082    $  5,831
                                                              ========    ========

(8)  BUSINESS SEGMENTS


Reclassifications were made to the prior year's segment information to conform with the presentation used in fiscal year 2002. This presentation reflects the current organizational structure of the company.

                                                   THREE MONTHS
                                              2001             2000
                                          --------------   --------------
NET SALES AND REVENUES
Software Solutions                             $150,957         $149,838
Transformation Solutions                         34,562           45,023
Documents                                        44,237           46,655
Financial Services                               10,353           10,218
                                          --------------   --------------
Total Net Sales and Revenues                   $240,109         $251,734
                                          ==============   ==============

OPERATING INCOME (LOSS)
Software Solutions                              $30,208          $27,078
Transformation Solutions                        (1,670)            (177)
Documents                                         9,414            7,767
Financial Services                                5,595            5,824
                                          --------------   --------------
Total Operating Income                          $43,547          $40,492
                                          ==============   ==============

                                            12/31/01          9/30/01
                                          --------------   --------------
ASSETS
Automotive Solutions                           $714,770         $720,016
Financial Services                              410,892          422,334
                                          --------------   --------------
Total Assets                                 $1,125,662       $1,142,350
                                          ==============   ==============


(9)  CONTINGENCIES
The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1996, an agreement was reached whereby the state of Connecticut contributed $8,000 towards remediation costs. Preliminary remediation continued during fiscal year 2001, utilizing Connecticut's contribution. The EPA issued a Record of Decision on September 28, 2001, which selects a remedy at the site involving "monitored natural attenuation." The EPA's estimated future remedial costs are approximately $2,000. The company was also named a defendant in a cost recovery lawsuit in Dayton, Ohio, regarding another environmental remediation site. Discovery in that lawsuit is in its early stages, too early to determine the company's liability exposure. The company believes that the reasonably foreseeable resolution of these two matters will not have a material adverse effect on the financial statements.

(10)  ACCOUNTING STANDARDS
In August 2001, the FASB issued SFAS Statement No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." This pronouncement establishes a single accounting model, based on framework established in SFAS Statement No. 121, for long-lived assets to be disposed of by sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of this pronouncement will have a material impact on the company's financial statements.

(11)  SUBSEQUENT EVENT
On January 24, 2002, the company entered into a loan funding agreement, whereby the company may borrow up to $100,000 using finance receivables as security for the loan. The securitization allows additional borrowings, up to the $100,000 limit, through January 23, 2003. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. On January 31, 2002, the company borrowed $60,000 under this agreement. Proceeds from this borrowing were used to retire other debt.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                      (In thousands except per share data)

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                  Three Months
                                -----------------------------------------------
                                      2001       2000      Change    % Change
                                -----------------------------------------------
Net sales and revenues          $240,109       $251,734    ($11,625)      -5%
Gross profit                    $140,603       $142,000     ($1,397)      -1%
    % of revenues                   58.6%          56.4%
SG&A expenses                    $97,056       $101,508     ($4,452)      -4%
    % of revenues                   40.5%          40.3%
Operating income                 $43,547        $40,492      $3,055        8%
    % of revenues                   18.1%          16.1%
Net income                       $25,400        $23,879      $1,521        6%
Basic earnings per share           $0.36          $0.32       $0.04       13%
Diluted earnings per share         $0.35          $0.32       $0.03        9%

Consolidated revenues declined 5% during the quarter ended December 31, 2001, primarily because of a $7,000 decline in CarPoint revenues and a $5,000 decrease in HAC Group consulting revenues. The CarPoint decline reflects a change in the CarPoint business model. CarPoint revenues will continue to be less than last year during the second and third quarters of fiscal year 2002. Consulting revenues of the HAC Group are consistent with the fourth quarter of fiscal year 2001 and reflect the overall economy. Software Solutions recurring computer service revenues grew 11% over last year and offset a decline in Software Solutions' computer systems products sales.

Consolidated gross profit margins increased primarily as a result of the growth in Software Solutions' higher margin recurring revenues. Consolidated SG&A expenses declined from last year primarily because of reduced research and development (R&D) expenses. R&D expenses were $16,000 for the three months ended December 31, 2001, compared to $22,000 last year. R&D expenses are estimated to be about $75,000 during fiscal year 2002. Other items affecting SG&A expenses were: $3,000 of severance and termination benefits primarily associated with a sales department reorganization; $1,400 of higher bad debt expenses; a $1,200 increase in the cost of the annual worldwide sales and service conference; and a reduction in amortization expenses reflecting the adoption of SFAS Statement No.
142. Increased operating margins reflected the higher gross profit margins. Excluding the severance and termination benefits, operating margins exceeded 19% for the quarter ended December 31, 2001.

Other charges increased over last year primarily because of a reduction in interest income. Last year's interest income reflected cash proceeds from the August 2000 sale of the Information Solutions Group as well as higher interest rates. The effective income tax rate declined to 38.8%, compared to 40.6% last year, because of a higher R&D tax credit and lower amortization expense reflecting the adoption of SFAS Statement No. 142. Net income increased 6% over last year while diluted earnings per share grew 9%. Earnings per share benefited from lower shares outstanding as a result of shares repurchased during the quarter and fiscal year 2001. Share repurchases are discussed further under the Shareholders' Equity caption.

SOFTWARE SOLUTIONS

                                                Three Months
                                 ----------------------------------------------
                                    2001       2000          Change    % Change
                                 ----------------------------------------------
Net sales and revenues           $150,957     $149,838       $1,119         1%
Gross profit                      $95,598      $90,565       $5,033         6%
    % of revenues                    63.3%        60.4%
SG&A expenses                     $65,390      $63,487       $1,903         3%
    % of revenues                    43.3%        42.3%
Operating income                  $30,208      $27,078       $3,130        12%
    % of revenues                    20.0%        18.1%

Software Solutions revenues increased slightly over last year as 11% growth in computer services revenues offset declines in computer systems products sales. Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, continued to grow because of the increased number of ERA retail management systems supported. The company also increased sales prices since last year to offset inflation. Sales of computer systems products declined primarily because of the cancellation of a software development contract and decline in the number of new ERA retail management systems sold. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was $36,000 at December 31, 2001 compared to $40,000 at September 30, 2001. Gross profit margins and operating margins increased over last year primarily as a result of the growth in higher margin computer services revenues. SG&A expenses increased over last year primarily because of severance and termination benefits, higher bad debt expenses and the increased worldwide sales and service conference costs, as discussed in the consolidated summary. SG&A expenses also reflected lower of R&D expenses and elimination of goodwill amortization.

TRANSFORMATION SOLUTIONS


                                                  Three Months
                               -----------------------------------------------
                                     2001       2000      Change    % Change
                               -----------------------------------------------
Net sales and revenues          $34,562       $45,023      ($10,461)     -23%
Gross profit                    $11,446       $18,205       ($6,759)     -37%
    % of revenues                  33.1%         40.4%
SG&A expenses                   $13,116       $18,382       ($5,266)     -29%
    % of revenues                  37.9%         40.8%
Operating loss                  ($1,670)        ($177)      ($1,493)
    % of revenues                  -4.8%         -0.4%


Transformation Solutions revenues declined from last year primarily because of a decline in CarPoint revenues and a slowdown in HAC Group consulting revenues. CarPoint revenues declined about $7,000 versus last year because of a change in the CarPoint business model that occurred June 2001. CarPoint revenues will continue to be less than last year during the second and third quarters of fiscal year 2002. HAC Group's consulting revenues, while about the same as the fourth quarter, were less than last year primarily because of fewer engagements. Creditmaster revenues were strong in the quarter as a result of strong new automobile sales by dealers. Gross margins declined from last year and operating losses increased primarily as a result of lower consulting revenues. SG&A expenses declined primarily because of the elimination of goodwill amortization and lower R&D expenses and selling expenses.

DOCUMENTS
                                                 Three Months
                                 ---------------------------------------------
                                    2001       2000       Change    % Change
                                 ---------------------------------------------
Net sales and revenues          $44,237      $46,655      ($2,418)      -5%
Gross profit                    $25,980      $26,749        ($769)      -3%
    % of revenues                  58.7%        57.3%
SG&A expenses                   $16,566      $18,982      ($2,416)     -13%
    % of revenues                  37.4%        40.7%
Operating income                 $9,414       $7,767       $1,647       21%
    % of revenues                  21.3%        16.6%

Documents sales declined from last year because of a decline in the number of business forms sold, consistent with last year's trend. Gross profit declined because of the sales decline, but gross profit margins improved over last year, primarily as a result of efficiencies from closing the Oklahoma City manufacturing facility a year ago. Operating income improved over last year as a result of lower SG&A expenses, which offset the impact of the sales decline. SG&A expenses declined primarily because of lower selling expenses and the elimination of goodwill amortization and plant closing costs.

FINANCIAL SERVICES
                                               Three Months
                               --------------------------------------------
                                 2001       2000        Change    % Change
                               --------------------------------------------
Net sales and revenues         $10,353     $10,218        $135        1%
Gross profit                    $7,579      $6,481      $1,098       17%
    % of revenues                 73.2%       63.4%
SG&A expenses                   $1,984        $657      $1,327      202%
    % of revenues                 19.2%        6.4%
Operating income                $5,595      $5,824       ($229)      -4%
    % of revenues                 54.0%       57.0%

Financial Services revenues grew only slightly as average finance receivable balances and interest rates on finance receivables changed very little compared to last year. Gross profit margins increased over last year as interest rate spreads increased to 4.6% compared to 2.8% last year, as a result of lower borrowing costs and an increase in the amount of lower cost floating rate debt. SG&A expenses increased over last year primarily because of higher bad debt expenses, which increased $1,100 over last year because of higher write-offs. Overall, operating margins remained strong at 54%.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the quarter ended December 31, 2001, the company did not enter into any new interest rate management agreements. See Note 4 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
The company's cash position remained strong, with cash balances of $103,792 as of December 31, 2001. Cash flows from operating activities were $3,649 during the first three months of the fiscal year. Operating cash flows were negatively affected by the timing of various tax-related payments and computer systems inventory purchases. Cash flows provided by investing activities included intercompany loan repayments from financial services and proceeds from the sale of internally used computer equipment as part of a computer services outsourcing arrangement. These operating and investing cash flows funded the company's investments for normal operations including capital expenditures of $11,163. Capital expenditures included $5,756 for the construction of a new office building near Dayton, Ohio. During the first three months of the fiscal year, the company also capitalized $6,577 of software licensed to customers. Fiscal year 2002 capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $53,000, net of proceeds from the sale of computer equipment, and include about $20,000 for the new office building and related contents.

Fiscal year 2001 cash flows for discontinued operations represent primarily the payment of taxes associated with the August 2000 sale of the Information Solutions segment.

Financial services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total automotive solutions debt) to capitalization (total automotive solutions debt plus shareholders' equity) was 19.0% as of both December 31, 2001 and September 30, 2001. Remaining credit available under committed revolving credit agreements was $47,000 at December 31, 2001. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash balances, cash flow from operations and cash available from committed credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until such time as needed.

In August 1997, the company entered into an agreement with a trust for the construction and lease of an office building near Dayton, Ohio. The trust was formed by a consortium of investors who purchased equity interests in the trust and provided loans to the trust for the construction of the building. This building was completed in 1999 at a cost of $28,800. This lease is accounted for as an operating lease for financial reporting purposes. Accordingly, neither the asset nor the related liability is reported on the company's balance sheets. The company has guaranteed 80% of the trust's debt related to the construction of the building. The company makes quarterly lease payments based on the outstanding lease balance of $28,800. The original five-year term was extended two years through August 2004. At the end of the lease term, the company may either purchase the building for $28,800 or sell the building on behalf of the lessor. If the building is sold and the proceeds from the sale are insufficient to repay the investors, the company may be required to make a payment to the lessor of up to 80% of the building's cost. Based on appraised values, management does not believe any additional payments will be required at the termination of the lease.

On January 24, 2002, the company entered into a loan funding agreement, whereby the company may borrow up to $100,000 using finance receivables as security for the loan. The securitization allows additional borrowings, up to the $100,000 limit, through January 23, 2003. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. On January 31, 2002, the company borrowed $60,000 under this agreement. Proceeds from this borrowing were used to retire other debt.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of December 31, 2001, the company can issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of February 8, 2002, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in the company's Form 10-K.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the quarter ended December 31, 2001, the company repurchased 1,500 Class A common shares for $34,872 ($23.25 per share). As of December 31, 2001, the company could repurchase an additional 3,200 Class A common shares under existing board of directors' authorizations

MARKET RISKS
INTEREST RATES
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less.

The Financial Services segment of the business obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. See Note 4 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

Because fixed rate finance receivables are directionally funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations in Canada, which accounted for 6% of net sales and revenues for the three months ended December 31, 2001. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At December 31, 2001, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at December 31, 2001, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTER
See Note 9 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARDS
See Note 10 to the Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.

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


                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  (b)      Reports on Form 8-K

                           There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE REYNOLDS AND REYNOLDS COMPANY




Date  February 11, 2002                        /s/ Dale L. Medford
     -----------------------                   -------------------
                                               Dale L. Medford
                                               Executive Vice President
                                               and Chief Financial Officer