Form 10-Q
period 2002-03-31
REYNOLDS & REYNOLDS CO
filed 2002-05-15
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

On May 9, 2002, 70,064,958 Class A common shares and 16,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         NUMBER
                                                                         ------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Consolidated Income
         For the Three and Six Months Ended March 31, 2002 and 2001       3

         Condensed Consolidated Balance Sheets
         As of March 31, 2002 and September 30, 2001                      4

         Condensed Statements of Consolidated Cash Flows
         For the Six Months Ended March 31, 2002 and 2001                 5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         For the Three and Six Months Ended March 31, 2002 and 2001      12


PART II. OTHER INFORMATION

Item 4.  Results of Votes of Security Holders                            18

Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                               19

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                      (In thousands except per share data)


                                                                          Three Months                 Six Months
                                                                       2002          2001          2002          2001
                                                                     ----------    ----------    ----------    ----------
Net Sales and Revenues
    Services                                                          $150,688      $150,600      $298,854      $300,382
    Products                                                            83,742        89,023       165,332       180,757
    Financial services                                                  10,572        10,471        20,925        20,689
                                                                     ----------    ----------    ----------    ----------
    Total net sales and revenues                                       245,002       250,094       485,111       501,828
                                                                     ----------    ----------    ----------    ----------

Cost of Sales
    Services                                                            52,040        56,908       103,956       112,504
    Products                                                            48,744        53,063        93,560       103,464
    Financial services                                                   2,517         3,520         5,291         7,257
                                                                     ----------    ----------    ----------    ----------
    Total cost of sales                                                103,301       113,491       202,807       223,225
                                                                     ----------    ----------    ----------    ----------

Gross Profit                                                           141,701       136,603       282,304       278,603

Selling, General and Administrative Expenses                           105,190        98,956       202,246       200,464
                                                                     ----------    ----------    ----------    ----------

Operating Income                                                        36,511        37,647        80,058        78,139
                                                                     ----------    ----------    ----------    ----------

Other Charges (Income)
    Interest expense (credit)                                            (291)         1,564         1,561         3,011
    Interest income                                                    (1,438)       (1,744)       (2,113)       (5,046)
    Equity in net losses of affiliated companies                        13,192         1,627        14,245         3,539
    Other                                                                   96         (843)          (64)         (633)
                                                                     ----------    ----------    ----------    ----------
    Total other charges                                                 11,559           604        13,629           871
                                                                     ----------    ----------    ----------    ----------

Income Before Income Taxes                                              24,952        37,043        66,429        77,268
Provision for (Benefit from) Income Taxes                              (4,115)        14,844        11,962        31,190
                                                                     ----------    ----------    ----------    ----------
Income from Continuing Operations                                       29,067        22,199        54,467        46,078
Income from Discontinued Operations                                          0         1,623             0         1,623
                                                                     ----------    ----------    ----------    ----------
Income Before Cumulative Effect of Accounting Change                    29,067        23,822        54,467        47,701
Cumulative Effect of Accounting Change                                       0             0      (36,563)             0
                                                                     ----------    ----------    ----------    ----------
Net Income                                                             $29,067       $23,822       $17,904       $47,701
                                                                     ==========    ==========    ==========    ==========

Basic Earnings Per Common Share
    Income from Continuing Operations                                    $0.41         $0.31         $0.77         $0.63
    Income from Discontinued Operations                                  $0.00         $0.02         $0.00         $0.02
    Income Before Cumulative Effect of Accounting Change                 $0.41         $0.33         $0.77         $0.65
    Cumulative Effect of Accounting Change                               $0.00         $0.00       ($0.52)         $0.00
    Net Income                                                           $0.41         $0.33         $0.25         $0.65
    Average Number of Common Shares Outstanding                         71,073        72,751        70,855        73,424

Diluted Earnings Per Common Share
    Income from Continuing Operations                                    $0.39         $0.30         $0.74         $0.61
    Income from Discontinued Operations                                  $0.00         $0.02         $0.00         $0.02
    Income Before Cumulative Effect of Accounting Change                 $0.39         $0.32         $0.74         $0.64
    Cumulative Effect of Accounting Change                               $0.00         $0.00       ($0.50)         $0.00
    Net Income                                                           $0.39         $0.32         $0.24         $0.64
    Average Number of Common Shares Outstanding                         74,121        74,740        73,613        74,933

Cash Dividends Declared Per Common Share                                 $0.11         $0.11         $0.22         $0.22

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND SEPTEMBER 30, 2001
                                 (In thousands)


                                                                     3/31/02        9/30/01
                                                                    -----------    ----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                              $160,391      $110,511
    Accounts receivable                                                118,672       124,954
    Inventories                                                         14,365        10,846
    Other current assets                                                49,764        39,902
                                                                    -----------    ----------
    Total current assets                                               343,192       286,213
Property, Plant and Equipment, less accumulated depreciation of
    $150,427 at 3/31/02 and $179,062 at 9/30/01                        160,468       159,051
Goodwill                                                                28,256        34,663
Software Licensed to Customers                                          70,486        59,690
Other Intangible Assets                                                 48,167       107,262
Other Assets                                                            71,564        73,137
                                                                    -----------    ----------
Total Automotive Solutions Assets                                      722,133       720,016
                                                                    -----------    ----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                    403,276       421,370
Cash and Other Assets                                                    1,434           964
                                                                    -----------    ----------
Total Financial Services Assets                                        404,710       422,334
                                                                    -----------    ----------

TOTAL ASSETS                                                        $1,126,843     $1,142,350
                                                                    ===========    ==========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
    Current portion of long-term debt                                   $6,061        $6,061
    Accounts payable                                                    40,129        44,638
    Accrued liabilities                                                 73,865        78,801
    Deferred revenues                                                   20,438        18,362
                                                                    -----------    ----------
    Total current liabilities                                          140,493       147,862
Long-Term Debt                                                         103,216       105,805
Other Liabilities                                                       98,670       104,000
                                                                    -----------    ----------
Total Automotive Solutions Liabilities                                 342,379       357,667
                                                                    -----------    ----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                          217,742       203,512
Other Liabilities                                                      102,645       104,388
                                                                    -----------    ----------
Total Financial Services Liabilities                                   320,387       307,900
                                                                    -----------    ----------

SHAREHOLDERS' EQUITY
Capital Stock                                                          205,394       167,981
Other Comprehensive Income (Loss)                                      (8,855)       (9,547)
Retained Earnings                                                      267,538       318,349
                                                                    -----------    ----------
Total Shareholders' Equity                                             464,077       476,783
                                                                    -----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,126,843     $1,142,350
                                                                    ===========    ==========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (In thousands)


                                                                    2002          2001
                                                                  ---------    -----------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities                        $72,780        $58,123
                                                                  ---------    -----------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                        (14,884)
    Capital expenditures                                          (22,565)       (27,962)
    Net proceeds from asset sales                                    9,275            834
    Capitalization of software licensed to customers              (10,837)        (5,036)
    Repayments from (advances to) financial services                32,119          1,556
                                                                  ---------    -----------
    Net cash flows provided by (used for) investing activities       7,992       (45,492)
                                                                  ---------    -----------

Cash Flows Provided By (Used For) Financing Activities
    Principal payments on debt                                       (346)        (2,057)
    Cash dividends paid                                            (7,765)        (8,001)
    Capital stock issued                                            36,039         15,762
    Capital stock repurchased                                     (58,587)       (48,656)
                                                                  ---------    -----------
    Net cash flows used for financing activities                  (30,659)       (42,952)
                                                                  ---------    -----------

Effect of Exchange Rate Changes on Cash                              (233)        (1,600)
                                                                  ---------    -----------

Net Cash Used for Discontinued Operations                                        (33,970)
                                                                  ---------    -----------

Increase (Decrease) in Cash and Equivalents                         49,880       (65,891)
Cash and Equivalents, Beginning of Period                          110,511        205,455
                                                                  ---------    -----------
Cash and Equivalents, End of Period                               $160,391       $139,564
                                                                  =========    ===========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                        $10,765        $11,929
                                                                  ---------    -----------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                (84,953)       (88,845)
    Collections on finance receivables                              92,093         81,063
                                                                  ---------    -----------
    Net cash flows provided by (used for) investing activities       7,140        (7,782)
                                                                  ---------    -----------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                           80,000         63,203
    Principal payments on debt                                    (65,770)       (65,878)
    Advances from (repayments to) automotive solutions            (32,119)        (1,556)
                                                                  ---------    -----------
    Net cash flows used for financing activities                  (17,889)        (4,231)
                                                                  ---------    -----------

Increase (Decrease) in Cash and Equivalents                             16           (84)
Cash and Equivalents, Beginning of Period                              441            456
                                                                  ---------    -----------
Cash and Equivalents, End of Period                                   $457           $372
                                                                  =========    ===========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 2001 is condensed financial information taken from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments except the cumulative effect of accounting change discussed in Note 6) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2)  INVENTORIES
                                                3/31/02          9/30/01
                                              -------------    -------------
Finished products                                  $13,969          $10,271
Work in process                                        348              398
Raw materials                                           48              177
                                              -------------    -------------
Total inventories                                  $14,365          $10,846
                                              =============    =============

(3)  EQUITY INVESTMENT
During March 2002, the company sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a net gain of $103. The company recorded a loss of $12,274, included with equity in net losses of affiliated companies on the statement of consolidated income and income tax benefits of $12,377 related to the sale of these shares, included with the provision for (benefit from) income taxes on the statement of consolidated income.

(4) FINANCING ARRANGEMENTS
In the ordinary course of business, the company, or its affiliate Reyna Funding, L.L.C., borrows cash to fund investments in finance receivables from the sale of the company's products. The company attempts to limit its interest rate exposure between the interest earned on fixed rate finance receivables and the interest paid on variable rate financing agreements through the use of interest rate management agreements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed rates. Fixed interest rates do not change over the life of the agreements. Variable interest rates are reset at least every 90 days based on LIBOR and are settled with counterparties at that time. These derivative instruments meet the criteria for cash flow hedge accounting.

On January 24, 2002, Reyna Funding, L.L.C., an affiliate of the company, entered into a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also an affiliate of the company, as security for the loan. The securitization allows additional borrowings, up to the $100,000 limit, through January 23, 2003. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. During the second quarter of fiscal year 2002, Reyna Funding, L.L.C. borrowed $80,000 under this agreement. Proceeds received by Reyna Capital Corporation from Reyna Funding L.L.C. were used to retire other debt. During the second quarter of fiscal year 2002, Reyna Funding, L.L.C. entered into $80,000 of interest rate swap agreements in connection with obtaining this variable rate debt. These interest rate swap agreements meet the criteria for cash flow hedge accounting.

The fair value of the company's cash flow derivative instruments was a $1,234 liability at March 31, 2002 and a $2,724 liability at September 30, 2001 and was included in Financial Services' other liabilities on the consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges.

During February 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements with total notional amounts of $100,000 are designated as fair value hedges. As of March 31, 2002, the fair value of these derivative instruments was a $2,267 liability and was included in

Automotive Solutions' other liabilities on the consolidated balance sheet at March 31, 2002. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in income. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.


(5) COMPREHENSIVE INCOME

                                                                 THREE MONTHS                         SIX MONTHS
                                                               2002              2001              2002             2001
                                                        --------------    --------------    -------------    --------------
Net income                                                    $29,067           $23,822          $17,904           $47,701
Foreign currency translation adjustment                          (54)           (1,678)            (233)           (1,600)
Cumulative effect of accounting change                                                                                  15
Net unrealized gains (losses) on derivative contracts             703             (639)              925           (1,127)
                                                        --------------    --------------    -------------    --------------
Comprehensive income                                          $29,716           $21,505          $18,596           $44,989
                                                        ==============    ==============    =============    ==============

(6)  ACCOUNTING CHANGE
In June 2001, the FASB voted in favor of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The statement also requires recognized intangible assets with finite useful lives to be amortized over their useful lives and reviewed for impairment in accordance with SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The company elected to adopt the provisions of SFAS No 142 effective October 1, 2001. Accordingly, goodwill has not been amortized in the financial statements for the periods ended March 31, 2002. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended December 31, 2001, the company subsumed into goodwill $54,531 of intangible assets representing assembled workforce and a noncontractual customer relationship, that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

SFAS No 142 also requires that goodwill be tested for impairment, initially as of October 1, 2001, and thereafter at least annually. During the second quarter of fiscal year 2002, the company completed the goodwill impairment test and recorded impairment losses of $36,563 ($60,938 net of income tax benefits of $24,375). These impairment losses were recorded effective October 1, 2001, as the cumulative effect of the accounting change on the consolidated statement of income. The company divided its four reporting segments into eight reporting units for purposes of applying the provisions of this pronouncement. For each reporting unit a fair value was determined based primarily on the present value of discounted future cash flows. Other methods were considered to validate this valuation method. Where initial impairment was indicated, the company hired an outside appraisal firm to determine the fair value and allocate this fair value among assets and liabilities. Based on this analysis two reporting units within the Transformation Solutions reporting segment incurred impairment losses. The consulting business, acquired in fiscal year 2000 as part of the HAC Group business combination, recorded an impairment loss of $33,515 ($55,858 net of income tax benefits of $22,343). The company also recorded an impairment loss of $3,048 ($5,080 net of income tax benefits of $2,032) related to its Campaign Management Services reporting unit. These impairment losses occurred because of discounting future cash flows to determine the fair value of the reporting units. Under previous accounting standards, future cash flows were not discounted in determining if impairment existed.

ACQUIRED INTANGIBLE ASSETS

                                                                Gross            Accumulated        Useful Life
                                                               Amount           Amortization          (years)
                                                           ----------------    ----------------   ----------------
AS OF MARCH 31, 2002
Amortized intangible assets
    Contractual customer relationship                              $33,100              $3,172          20
    Customer contract                                               17,700               9,252         3.67
    Trademarks                                                       5,900                 565          20
    Other                                                            2,987               2,689          3-7
                                                           ----------------    ----------------
        Subtotal                                                    59,687              15,678
    Software licensed to customers                                   4,481               4,180          5-7
                                                           ----------------    ----------------
    Total                                                          $64,168             $19,858
                                                           ================    ================

AS OF SEPTEMBER 30, 2001
Amortized intangible assets
    Intangible assets subsumed into goodwill 10/1/01               $56,948              $2,417         10-20
    Contractual customer relationship                               33,100               2,344          20
    Customer contract                                               17,700               6,839         3.67
    Trademarks                                                       5,900                 418          20
    Other                                                            2,987               2,602          3-7
                                                           ----------------    ----------------
        Subtotal                                                   116,635              14,620
    Software licensed to customers                                  14,621              14,279          5-7
                                                           ----------------    ----------------
    Total                                                         $131,256             $28,899
                                                           ================    ================

Aggregate amortization expense was $1,759 and $3,519 for the three and six months ended March 31, 2002, respectively. Estimated amortization expense for the years ended September 30, is $7,038 in 2002, $7,038 in 2003, $3,269 in 2004,
$2,032 in 2005 and $1,964 in 2006.

GOODWILL

                                                          Software        Transform.
                                                         Solutions        Solutions        Documents          Totals
                                                        -------------    -------------    -------------    -------------
Balances as of September 30, 2001                            $10,411          $21,375           $2,877          $34,663
Intangible assets subsumed
    Noncontractual customer relationship                                       47,376                            47,376
    Assembled workforce                                                         7,155                             7,155
Cumulative Effect of Accounting Change                                       (60,938)                          (60,938)
                                                        -------------    -------------    -------------    -------------
Balances as of March 31, 2002                                $10,411          $14,968           $2,877          $28,256
                                                        =============    =============    =============    =============

PRO FORMA INCOME FROM CONTINUING OPERATIONS
The table below presents the pro forma effect on net income and earnings per share from the adoption of SFAS Statement No. 142.

                                                                 THREE MONTHS                         SIX MONTHS
                                                            2002              2001              2002             2001
                                                        --------------    --------------    -------------    --------------
Income from continuing operations, as reported                $29,067           $23,822          $54,467           $47,701
Goodwill amortization, net of taxes                                               2,156                              4,081
Subsumed intangible assets amortization, net of taxes                               655                              1,310
                                                        --------------    --------------    -------------    --------------
Pro forma income from continuing operations                   $29,067           $26,633          $54,467           $53,092
                                                        ==============    ==============    =============    ==============

Basic Earnings per Common Share
    Income from continuing operations, as reported              $0.41             $0.33            $0.77             $0.65
    Pro forma income from continuing operations                 $0.41             $0.37            $0.77             $0.72

Diluted Earnings per Common Share
    Income from continuing operations, as reported              $0.39             $0.32            $0.74             $0.64
    Pro forma income from continuing operations                 $0.39             $0.36            $0.74             $0.71


RESTATEMENT

The table below presents net income and earnings per share for the period ended December 31, 2001, restated for the cumulative effect of the accounting change.

Net income, as reported                                    $25,400
Cumulative effect of accounting change                    (36,563)
                                                      -------------
Net loss, as adjusted                                    ($11,163)
                                                      =============

Basic Earnings per Common Share
    Net income, as reported                                  $0.36
    Net loss, as adjusted                                  ($0.16)

Diluted Earnings per Common Share
    Net income, as reported                                  $0.35
    Net loss, as adjusted                                  ($0.15)

(7)  CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.


                                                                                                       SIX MONTHS
                                                                                             2002               2001
                                                                                        ---------------    ---------------
AUTOMOTIVE SOLUTIONS
Net Income                                                                                     $11,047            $40,650
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Cumulative effect of accounting change                                                      36,563
    Depreciation and amortization                                                               14,379             24,164
    Deferred income taxes                                                                        8,709              4,287
    Deferred income taxes transferred to Financial Services                                    (1,780)            (4,371)
    Income from discontinued operations                                                                           (1,623)
    Losses (gains) on sales of assets                                                            1,013                318
    Changes in operating assets and liabilities
        Accounts receivable                                                                     13,836              (947)
        Inventories                                                                            (3,519)              1,974
        Prepaid expenses and other current assets                                              (8,093)            (1,905)
        Intangible and other assets                                                             15,629            (3,494)
        Accounts payable                                                                       (4,509)            (3,010)
        Accrued liabilities                                                                    (2,922)            (2,246)
        Other liabilities                                                                      (7,573)              4,326
                                                                                        ---------------    ---------------
Net Cash Provided by Operating Activities                                                      $72,780            $58,123
                                                                                        ===============    ===============

FINANCIAL SERVICES
Net Income                                                                                      $6,857             $7,051
Deferred Income Taxes                                                                          (3,939)            (4,418)
Deferred Income Taxes Transferred from Automotive Solutions                                      1,780              4,371
Changes in Receivables, Other Assets and Other Liabilities                                       6,067              4,925
                                                                                        ---------------    ---------------
Net Cash Provided by Operating Activities                                                      $10,765            $11,929
                                                                                        ===============    ===============

(8)  BUSINESS SEGMENTS


Reclassifications were made to the prior year's segment information to conform with the presentation used in fiscal year 2002. This presentation reflects the current organizational structure of the company.

                                                                 THREE MONTHS                         SIX MONTHS
                                                            2002              2001              2002             2001
                                                        --------------    --------------    --------------   --------------
NET SALES AND REVENUES
Software Solutions                                           $153,804          $150,727          $304,761         $300,565
Transformation Solutions                                       33,455            41,225            68,017           86,248
Documents                                                      47,171            47,671            91,408           94,326
Financial Services                                             10,572            10,471            20,925           20,689
                                                        --------------    --------------    --------------   --------------
Total Net Sales and Revenues                                 $245,002          $250,094          $485,111         $501,828
                                                        ==============    ==============    ==============   ==============

OPERATING INCOME (LOSS)
Software Solutions                                            $25,533           $25,562           $55,741          $52,640
Transformation Solutions                                      (3,847)           (4,204)           (5,517)          (4,381)
Documents                                                       9,176            10,377            18,590           18,144
Financial Services                                              5,649             5,912            11,244           11,736
                                                        --------------    --------------    --------------   --------------
Total Operating Income                                        $36,511           $37,647           $80,058          $78,139
                                                        ==============    ==============    ==============   ==============

                                                                                               3/31/02          9/30/01
                                                                                            --------------   --------------
ASSETS
Automotive Solutions                                                                             $722,133         $720,016
Financial Services                                                                                404,710          422,334
                                                                                            --------------   --------------
Total Assets                                                                                   $1,126,843       $1,142,350
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

(10)  ACCOUNTING STANDARDS
In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." This pronouncement establishes a single accounting model, based on framework established in SFAS Statement No. 121, for long-lived assets to be disposed of by sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of this pronouncement will have a material impact on the company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases," regarding the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes various technical corrections to other authoritative pronouncements. The provisions of SFAS No. 145 related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No.145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 shall be effective for financial statements issued on or after May 15, 2002. Management is currently assessing the impact of this pronouncement and has not determined the impact on the company's financial statements.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                      (In thousands except per share data)

SPECIAL ITEMS
During the second quarter of fiscal year 2002, the company recorded several items that when combined added $742 or $.01 per share to earnings. The company settled a state income tax audit that covered fiscal years 1992 through 1998. Based on the settlement, the company reduced interest and income tax accruals for fiscal years 1999 through 2001. The company also filed amended returns in a number of states to correct the apportionment and allocation of taxable income among the states. The combination of audit settlements, accrual adjustments and amended returns added $5,890 or $.08 per share of earnings in the second quarter. The income tax adjustments were recorded as follows: $2,310 in selling, general and administrative (SG&A) expenses, primarily for professional fees associated with obtaining the income tax benefits, $1,709 for the reversal of previously recorded interest expense, $819 of interest income on tax refunds, $200 of other charges and $5,872 of income tax benefits. During the second quarter the company also recorded $8,552 of expenses ($5,251 or $.07 per share after income taxes) for the following items: employee termination benefits of $4,492 for 114 employees, communications software distributed to customers of $2,500 and real estate costs of $1,560. These items were recorded as follows:
$2,000 in cost of sales, $6,552 in SG&A expenses and related income tax benefits of $3,301. During March 2002, the company also sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a net gain of $103. The company recorded a loss of $12,274, included with equity in net losses of affiliated companies on the statement of consolidated income and income tax benefits of $12,377 related to the sale of these shares, included with the provision for (benefit from) income taxes on the statement of consolidated income.

ACCOUNTING CHANGE
During the second quarter of fiscal year 2002 the company completed the adoption of SFAS No. 142 and recorded a cumulative effect of the accounting change of $36,563 ($60,938 net of income tax benefits of $24,375) effective October 1, 2001. The company restated its first quarter financial statements as prescribed by the pronouncement. See Note 6 to the Consolidated Financial Statements for additional discussion of this accounting change.


RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                    Three Months                                      Six Months
                                    ---------------------------------------------    ---------------------------------------------
                                       2002       2001      Change     % Change        2002       2001       Change     % Change
                                    ----------- ---------- ---------- -----------    ---------- ---------- ----------- -----------
Net sales and revenues                $245,002   $250,094   ($5,092)         -2%      $485,111   $501,828   ($16,717)         -3%
Gross profit                          $141,701   $136,603     $5,098          4%      $282,304   $278,603      $3,701          1%
    % of revenues                        57.8%      54.6%                                58.2%      55.5%
SG&A expenses                         $105,190    $98,956     $6,234          6%      $202,246   $200,464      $1,782          1%
    % of revenues                        42.9%      39.5%                                41.7%      39.9%
Operating income                       $36,511    $37,647   ($1,136)         -3%       $80,058    $78,139      $1,919          2%
    % of revenues                        14.9%      15.1%                                16.5%      15.6%
Income from Continuing Operations      $29,067    $22,199     $6,868         31%       $54,467    $46,078      $8,389         18%
    Basic earnings per share             $0.41      $0.31      $0.10         32%         $0.77      $0.63       $0.14         22%
    Diluted earnings per share           $0.39      $0.30      $0.09         30%         $0.74      $0.61       $0.13         21%

EXCLUDING SPECIAL ITEMS
Net sales and revenues                $245,002   $250,094   ($5,092)         -2%      $485,111   $501,828   ($16,717)         -3%
Gross profit                          $143,701   $136,603     $7,098          5%      $284,304   $278,603      $5,701          2%
    % of revenues                        58.7%      54.6%                                58.6%      55.5%
SG&A expenses                          $96,328    $98,956   ($2,628)         -3%      $193,384   $200,464    ($7,080)         -4%
    % of revenues                        39.4%      39.5%                                39.9%      39.9%
Operating income                       $47,373    $37,647     $9,726         26%       $90,920    $78,139     $12,781         16%
    % of revenues                        19.3%      15.1%                                18.7%      15.6%
Income from Continuing Operations      $28,325    $22,199     $6,126         28%       $53,725    $46,078      $7,647         17%
    Basic earnings per share             $0.40      $0.31      $0.09         29%         $0.76      $0.63       $0.13         21%
    Diluted earnings per share           $0.38      $0.30      $0.08         27%         $0.73      $0.61       $0.12         20%

Consolidated revenues declined during both the three and six months ended March 31, 2002, primarily because CarPoint revenues declined about $6,000 and $13,000 for the three and six months, respectively. Year-to-date revenues were also impacted by a $7,000 decrease in HAC Group consulting revenues. The CarPoint decline reflects a change in the CarPoint business model. CarPoint revenues will continue to be less than last year in the third quarter of fiscal year 2002. Consulting revenues of the HAC Group are consistent with recent quarters and reflect the overall economy. Software Solutions' recurring computer services revenues grew 9 % in the quarter and 10% year-to-date, as compared to last year, and offset a decline in Software Solutions' computer systems products sales.

Excluding special items, consolidated gross profit and operating income increased for both the three and six months ended March 31, 2002, primarily as a result of growth in Software Solutions' higher margin recurring revenues. Excluding special items, SG&A expenses declined from last year for both the second quarter and six months. Research and development expenses were $16,000 in the quarter, compared to $17,000 last year and $32,000 for six months, compared to $39,000 last year. The benefit of lower R&D expenses and the elimination of goodwill amortization was partially offset by $1,000 of higher bad debt expenses in the second quarter and the following items for the six months: $3,000 of severance and termination benefits primarily associated with a sales department reorganization; $2,400 of higher bad debt expenses and a $1,200 increase in the cost of the annual worldwide sales and service conference. Bad debt expenses increased for both the quarter and six months because of higher charge-offs.

Excluding special items, other charges increased over last year primarily because of a reduction in interest income. Last year's interest income reflected cash proceeds from the August 2000 sale of the Information Solutions Group as well as higher interest rates. During February 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt. Excluding special items, interest expense was $146 less than last year in the second quarter. Excluding special items, the effective income tax rate declined to 38.4% year-to-date, compared to 40.4% last year, because of higher R&D tax credits, lower goodwill amortization expense and lower state tax rates.


SOFTWARE SOLUTIONS

                                                    Three Months                                      Six Months
                                    ---------------------------------------------    ---------------------------------------------
                                       2002        2001     Change    % Change          2002       2001      Change    % Change
                                    ----------- ----------- -------- ------------    ----------- ---------- --------- ------------
Net sales and revenues                $153,804    $150,727   $3,077           2%       $304,761   $300,565    $4,196           1%
Gross profit                           $95,153     $87,781   $7,372           8%       $190,751   $178,346   $12,405           7%
    % of revenues                        61.9%       58.2%                                62.6%      59.3%
SG&A expenses                          $69,620     $62,219   $7,401          12%       $135,010   $125,706    $9,304           7%
    % of revenues                        45.3%       41.2%                                44.3%      41.8%
Operating income                       $25,533     $25,562    ($29)           0%        $55,741    $52,640    $3,101           6%
    % of revenues                        16.6%       17.0%                                18.3%      17.5%

EXCLUDING SPECIAL ITEMS
Net sales and revenues                $153,804    $150,727   $3,077           2%       $304,761   $300,565    $4,196           1%
Gross profit                           $97,153     $87,781   $9,372          11%       $192,751   $178,346   $14,405           8%
    % of revenues                        63.2%       58.2%                                63.2%      59.3%
SG&A expenses                          $62,938     $62,219     $719           1%       $128,328   $125,706    $2,622           2%
    % of revenues                        41.0%       41.2%                                42.1%      41.8%
Operating income                       $34,215     $25,562   $8,653          34%        $64,423    $52,640   $11,783          22%
    % of revenues                        22.2%       17.0%                                21.1%      17.5%


Software Solutions revenues increased slightly over last year for both the second quarter and six months of fiscal year 2002 as growth in computer services revenues offset declines in computer systems products sales. Recurring computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, grew 9% in the second quarter and 10% year-to-date, primarily because of the increased number of ERA retail management systems supported. The company also increased sales prices since last year to offset inflation. Sales of computer systems products declined from last year for both the second quarter and six months, primarily because of a decline in the number of new ERA retail management systems and electronic parts catalogs sold. Also contributing to the year-to-date decline was the cancellation of a software development contract last year. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was $43,000 at March 31, 2002 compared to $40,000 at September 30, 2001. Gross profit margins and operating margins increased over last year primarily as a result of the growth in higher margin computer services revenues. Excluding special items, SG&A expenses, as a percentage of revenues were about the same as last year for both the second quarter and six months. Operating margins grew over last year for both the second quarter and six months because of the strong improvement in gross profit margins. Last year's operating income also included $4,228 of costs associated with a work stoppage on the previously mentioned software development contract.


TRANSFORMATION SOLUTIONS

                                                    Three Months                                      Six Months
                                    ---------------------------------------------    ---------------------------------------------
                                      2002       2001      Change     % Change         2002       2001      Change     % Change
                                    ---------- ---------- ---------- ------------    ---------- --------- ----------- ------------
Net sales and revenues                $33,455    $41,225   ($7,770)         -19%       $68,017   $86,248   ($18,231)         -21%
Gross profit                          $11,153    $14,061   ($2,908)         -21%       $22,599   $32,266    ($9,667)         -30%
    % of revenues                       33.3%      34.1%                                 33.2%     37.4%
SG&A expenses                         $15,000    $18,265   ($3,265)         -18%       $28,116   $36,647    ($8,531)         -23%
    % of revenues                       44.8%      44.3%                                 41.3%     42.5%
Operating income (losses)            ($3,847)   ($4,204)       $357                   ($5,517)  ($4,381)    ($1,136)
    % of revenues                      -11.5%     -10.2%                                 -8.1%     -5.1%

EXCLUDING SPECIAL ITEMS
Net sales and revenues                $33,455    $41,225   ($7,770)         -19%       $68,017   $86,248   ($18,231)         -21%
Gross profit                          $11,153    $14,061   ($2,908)         -21%       $22,599   $32,266    ($9,667)         -30%
    % of revenues                       33.3%      34.1%                                 33.2%     37.4%
SG&A expenses                         $13,678    $18,265   ($4,587)         -25%       $26,794   $36,647    ($9,853)         -27%
    % of revenues                       40.8%      44.3%                                 39.4%     42.5%
Operating income (losses)            ($2,525)   ($4,204)     $1,679                   ($4,195)  ($4,381)        $186
    % of revenues                       -7.5%     -10.2%                                 -6.2%     -5.1%


Transformation Solutions revenues declined from last year for both the second quarter and six months primarily because of a decline in CarPoint revenues. The year-to-date decline was also impacted by a slowdown in HAC Group consulting revenues. CarPoint revenues declined about $6,000 versus last year in the second quarter and $13,000 year-to-date because of a change in the CarPoint business model that occurred June 2001. CarPoint revenues will continue to be less than last year during the third quarter of fiscal year 2002. HAC Group's consulting revenues, while about the same as recent quarters, were less than last year primarily because of fewer engagements. Second quarter and year-to-date gross profit declined from last year primarily as a result of lower consulting revenues. SG&A expenses declined primarily because of the elimination of goodwill amortization and lower R&D expenses and selling expenses.

DOCUMENTS

                                                    Three Months                                      Six Months
                                    ---------------------------------------------    ---------------------------------------------
                                      2002       2001      Change     % Change         2002       2001      Change     % Change
                                    ---------- ---------- ---------- ------------    ---------- --------- ----------- ------------
Net sales and revenues                $47,171    $47,671     ($500)          -1%       $91,408   $94,326    ($2,918)          -3%
Gross profit                          $27,340    $27,810     ($470)          -2%       $53,320   $54,559    ($1,239)          -2%
    % of revenues                       58.0%      58.3%                                 58.3%     57.8%
SG&A expenses                         $18,164    $17,433       $731           4%       $34,730   $36,415    ($1,685)          -5%
    % of revenues                       38.5%      36.5%                                 38.0%     38.6%
Operating income                       $9,176    $10,377   ($1,201)         -12%       $18,590   $18,144        $446           2%
    % of revenues                       19.5%      21.8%                                 20.3%     19.2%

EXCLUDING SPECIAL ITEMS
Net sales and revenues                $47,171    $47,671     ($500)          -1%       $91,408   $94,326    ($2,918)          -3%
Gross profit                          $27,340    $27,810     ($470)          -2%       $53,320   $54,559    ($1,239)          -2%
    % of revenues                       58.0%      58.3%                                 58.3%     57.8%
SG&A expenses                         $17,386    $17,433      ($47)           0%       $33,952   $36,415    ($2,463)          -7%
    % of revenues                       36.9%      36.5%                                 37.1%     38.6%
Operating income                       $9,954    $10,377     ($423)          -4%       $19,368   $18,144      $1,224           7%
    % of revenues                       21.1%      21.8%                                 21.2%     19.2%


Documents sales declined 1% from last year for the second quarter after decreasing 5% in the first quarter. These decreases reflect a decline in the number of business forms sold. Gross profit margins remained strong in fiscal year 2002, 58% for the second quarter and 58.3% through six months. In the second quarter of fiscal year 2002, gross profit margins declined from last year because of strong growth of laser forms and related consumable products, which have lower gross margins than standard forms. Excluding special items, operating margins exceeded 21% for both the second quarter and six months.

FINANCIAL SERVICES

                                                    Three Months                                      Six Months
                                    ---------------------------------------------    ---------------------------------------------
                                      2002       2001      Change     % Change         2002       2001      Change     % Change
                                    ---------- ---------- --------- -------------    ---------- ---------- --------- -------------
Net sales and revenues                $10,572    $10,471      $101            1%       $20,925    $20,689      $236            1%
Gross profit                           $8,055     $6,951    $1,104           16%       $15,634    $13,432    $2,202           16%
    % of revenues                       76.2%      66.4%                                 74.7%      64.9%
SG&A expenses                          $2,406     $1,039    $1,367          132%        $4,390     $1,696    $2,694          159%
    % of revenues                       22.8%       9.9%                                 21.0%       8.2%
Operating income                       $5,649     $5,912    ($263)           -4%       $11,244    $11,736    ($492)           -4%
    % of revenues                       53.4%      56.5%                                 53.7%      56.7%

EXCLUDING SPECIAL ITEMS
Net sales and revenues                $10,572    $10,471      $101            1%       $20,925    $20,689      $236            1%
Gross profit                           $8,055     $6,951    $1,104           16%       $15,634    $13,432    $2,202           16%
    % of revenues                       76.2%      66.4%                                 74.7%      64.9%
SG&A expenses                          $2,326     $1,039    $1,287          124%        $4,310     $1,696    $2,614          154%
    % of revenues                       22.0%       9.9%                                 20.6%       8.2%
Operating income                       $5,729     $5,912    ($183)           -3%       $11,324    $11,736    ($412)           -4%
    % of revenues                       54.2%      56.5%                                 54.1%      56.7%


Financial Services revenues grew only slightly over last year for both periods presented as average finance receivable balances and interest rates on finance receivables changed very little compared to last year. Gross profit margins increased over last year as interest rate spreads increased to 4.9% compared to 3.0% last year, as a result of lower borrowing costs. SG&A expenses increased over last year primarily because of higher bad debt expenses, which increased $1,100 over last year for each of the first two quarters of the fiscal year. Bad debt expenses reflected higher write-offs than a year ago. Bad debt expenses increased for both the quarter and six months because of higher charge-offs. Overall, operating margins remained strong at 54% for both the second quarter and six months.

The company has entered into various interest rate management agreements to limit interest rate exposure on financial services variable rate debt. It is important to manage this interest rate exposure because the proceeds from these borrowings were invested in fixed rate finance receivables. The company believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the quarter ended March 31, 2002, Reyna Funding, L.L.C., an affiliate of the company, entered into $80,000 of interest rate swaps in connection with obtaining $80,000 of variable rate debt. See Note 4 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
The company's cash position remained strong, with cash balances of $160,391 as of March 31, 2002. Cash flows from operating activities were $72,780 during the first six months of the fiscal year and resulted primarily from net income, adjusted for non cash charges, primarily depreciation and amortization and the cumulative effect of the accounting change. Cash flows provided by investing activities included intercompany loan repayments and dividends from financial services and proceeds from the sale of internally used computer equipment as part of a computer services outsourcing arrangement. These operating and investing cash flows funded the company's investments for normal operations including capital expenditures of $22,565. Capital expenditures included $11,045 for the construction of a new office building near Dayton, Ohio. During the first six months of the fiscal year, the company also capitalized $10,837 of software licensed to customers. Fiscal year 2002 capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $53,000, net of proceeds from the sale of computer equipment, and include about $20,000 for the new office building and related contents.

Fiscal year 2001 cash flows for discontinued operations represent primarily the payment of taxes associated with the August 2000 sale of the Information Solutions segment.

Financial services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total automotive solutions debt) to capitalization (total automotive solutions debt plus shareholders' equity) was 19.1% as of March 31, 2002 and 19.0% as of September 30, 2001. Remaining credit available under committed revolving credit agreements was $100,000 at March 31, 2002. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash balances, cash flow from operations and cash available from committed credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until such time as needed.

In August 1997, the company entered into an agreement with a trust for the construction and lease of an office building near Dayton, Ohio. The trust was formed by a consortium of institutional investors who purchased equity interests in the trust and provided loans to the trust for the construction of the building. This building was completed in 1999 at a cost of $28,800. This lease is accounted for as an operating lease for financial reporting purposes. Accordingly, neither the asset nor the related liability is reported on the company's balance sheets. The company has guaranteed 80% of the trust's debt related to the construction of the building. The company makes quarterly lease payments based on the outstanding lease balance of $28,800. The original five-year term was extended two years through August 2004. At the end of the lease term, the company may either purchase the building for $28,800 or sell the building on behalf of the lessor. If the building is sold and the proceeds from the sale are insufficient to repay the investors, the company may be required to make a payment to the lessor of up to 80% of the building's cost. Based on appraised values, management does not believe any additional payments will be required at the termination of the lease.

On January 24, 2002, Reyna Funding, L.L.C., a consolidated affiliate of the company, entered into a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also an affiliate of the company, as security for the loan. The securitization allows additional borrowings, up to the $100,000 limit, through January 23, 2003. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. During the second quarter of fiscal year 2002, Reyna Funding, L.L.C. borrowed $80,000 under this agreement. These borrowings were included with Financial Services' notes payable on the consolidated balance sheet. Proceeds received by Reyna Capital Corporation from Reyna Funding L.L.C. were used to retire other debt.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of March 31, 2002, the company can issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. During the second quarter of fiscal year 2002, 4,000 Class B common shares were converted into 200 Class A common shares. The company also has an authorized class of 60 million preferred shares with no par value. As of May 9, 2002, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the six months ended March 31, 2002, the company repurchased 2,300 Class A common shares for $58,587 ($25.47 per share). As of March 31, 2002, the company could repurchase an additional 2,400 Class A common shares under existing board of directors' authorizations.

MARKET RISKS
INTEREST RATES
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During February 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt.

The Financial Services segment of the business, including Reyna Funding L.L.C., an affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. See Note 4 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

Because the company's borrowings are generally under fixed rate debt arrangements or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a 100 basis point change in interest rates would not have a material effect on the company's financial statements.

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations in Canada, which accounted for 6% of net sales and revenues for the six months ended March 31, 2002. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At March 31, 2002, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at March 31, 2002, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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

                           PART II - OTHER INFORMATION


ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on February 14, 2002, the shareholders of the company voted on and approved the following issues.

Issue 1  Election of Directors
                                                                     Shares
                                                   Shares For        Withheld
                                                 --------------   --------------
Three-year terms Expiring in 2005
Dr. David E. Fry                                   79,105,981        3,378,045
Richard H. Grant III                               79,097,355        3,386,671
Ira D. Hall                                        79,000,689        3,483,337

Issue 2  Appointment of Deloitte & Touche LLP as Independent Auditors
Shares For                                         81,904,242
Shares Against                                        529,908
Shares Abstain                                         49,876


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.  Material Contracts
                           Loan Funding Agreement among Reyna Funding, L.L.C., an affiliate of the company, Reyna Capital Corporation, also an affiliate of the company, Jupiter Securitization Corporation and Bank One NA, dated January 24, 2002.

                  (b)      Reports on Form 8-K

                           The company did not file any reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE REYNOLDS AND REYNOLDS COMPANY




Date  MAY 10, 2002                   /s/ Dale L. Medford
     -----------------               -----------------------------------------
                                     Dale L. Medford
                                     Executive Vice President
                                     and Chief Financial Officer