Form 10-Q
period 2002-06-30
REYNOLDS & REYNOLDS CO
filed 2002-08-14
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2002

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

On August 8, 2002, 69,450,221 Class A common shares and 16,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                  NUMBER

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Consolidated Income
         For the Three and Nine Months Ended June 30, 2002 and 2001                 3

         Condensed Consolidated Balance Sheets
         As of June 30, 2002 and September 30, 2001                                 4

         Condensed Statements of Consolidated Cash Flows
         For the Nine Months Ended June 30, 2002 and 2001                           5

         Notes to Condensed Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         For the Three and Nine Months Ended June 30, 2002 and 2001                12


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                          18

SIGNATURES                                                                         19


                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                      (In thousands except per share data)


                                                                    Three Months                 Nine Months
                                                                2002           2001          2002          2001
                                                              ----------    -----------    ----------    ----------
Net Sales and Revenues
    Services                                                   $153,807       $152,079      $452,661      $452,461
    Products                                                     86,065         87,720       251,397       268,477
    Financial services                                           10,696         10,651        31,621        31,340
                                                              ----------    -----------    ----------    ----------
    Total net sales and revenues                                250,568        250,450       735,679       752,278
                                                              ----------    -----------    ----------    ----------

Cost of Sales
    Services                                                     52,767         55,504       156,723       168,008
    Products                                                     46,833         50,271       140,393       153,735
    Financial services                                            2,760          3,224         8,051        10,481
                                                              ----------    -----------    ----------    ----------
    Total cost of sales                                         102,360        108,999       305,167       332,224
                                                              ----------    -----------    ----------    ----------

Gross Profit                                                    148,208        141,451       430,512       420,054

Selling, General and Administrative Expenses                     99,200         95,158       301,446       295,622
                                                              ----------    -----------    ----------    ----------

Operating Income                                                 49,008         46,293       129,066       124,432
                                                              ----------    -----------    ----------    ----------

Other Charges (Income)
    Interest expense                                              1,137          1,390         2,698         4,401
    Interest income                                                (862)        (1,594)       (2,975)       (6,640)
    Equity in net losses (income) of affiliated companies          (514)         5,091        13,731         8,630
    Other                                                           171            169           107          (464)
                                                              ----------    -----------    ----------    ----------
    Total other charges (income)                                    (68)         5,056        13,561         5,927
                                                              ----------    -----------    ----------    ----------

Income Before Income Taxes                                       49,076         41,237       115,505       118,505
Provision for  Income Taxes                                      18,843         16,518        30,805        47,708
                                                              ----------    -----------    ----------    ----------
Income from Continuing Operations                                30,233         24,719        84,700        70,797
Income from Discontinued Operations                                   0              0             0         1,623
                                                              ----------    -----------    ----------    ----------
Income Before Cumulative Effect of Accounting Change             30,233         24,719        84,700        72,420
Cumulative Effect of Accounting Change                                0              0       (36,563)            0
                                                              ----------    -----------    ----------    ----------
Net Income                                                      $30,233        $24,719       $48,137       $72,420
                                                              ==========    ===========    ==========    ==========

Basic Earnings Per Common Share
    Income from Continuing Operations                             $0.43          $0.34         $1.19         $0.97
    Income from Discontinued Operations                           $0.00          $0.00         $0.00         $0.02
    Income Before Cumulative Effect of Accounting Change          $0.43          $0.34         $1.19         $0.99
    Cumulative Effect of Accounting Change                        $0.00          $0.00        ($0.52)        $0.00
    Net Income                                                    $0.43          $0.34         $0.68         $0.99
    Average Number of Common Shares Outstanding                  71,000         73,237        70,903        73,361

Diluted Earnings Per Common Share
    Income from Continuing Operations                             $0.41          $0.33         $1.15         $0.94
    Income from Discontinued Operations                           $0.00          $0.00         $0.00         $0.02
    Income Before Cumulative Effect of Accounting Change          $0.41          $0.33         $1.15         $0.97
    Cumulative Effect of Accounting Change                        $0.00          $0.00        ($0.50)        $0.00
    Net Income                                                    $0.41          $0.33         $0.65         $0.97
    Average Number of Common Shares Outstanding                  74,191         75,033        73,805        74,966

Cash Dividends Declared Per Common Share                          $0.11          $0.11         $0.33         $0.33


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2002 AND SEPTEMBER 30, 2001
                                 (In thousands)

                                                                     6/30/02        9/30/01
                                                                    -----------    ----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                              $148,966      $110,511
    Accounts receivable                                                130,460       124,954
    Inventories                                                         13,214        10,846
    Other current assets                                                28,700        39,902
                                                                    -----------    ----------
    Total current assets                                               321,340       286,213
Property, Plant and Equipment, less accumulated depreciation of
    $156,841 at 6/30/02 and $179,062 at 9/30/01                        161,963       159,051
Goodwill                                                                28,256        34,663
Software Licensed to Customers                                          75,373        59,690
Other Intangible Assets                                                 46,428       107,262
Other Assets                                                            75,293        73,137
                                                                    -----------    ----------
Total Automotive Solutions Assets                                      708,653       720,016
                                                                    -----------    ----------

FINANCIAL SERVICES ASSETS
Finance Receivables                                                    401,855       421,370
Cash and Other Assets                                                    1,156           964
                                                                    -----------    ----------
Total Financial Services Assets                                        403,011       422,334
                                                                    -----------    ----------

TOTAL ASSETS                                                        $1,111,664     $1,142,350
                                                                    ===========    ==========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
    Current portion of long-term debt                                   $6,061        $6,061
    Accounts payable                                                    43,805        44,638
    Accrued liabilities                                                 68,301        78,801
    Deferred revenues                                                   22,567        18,362
                                                                    -----------    ----------
    Total current liabilities                                          140,734       147,862
Long-Term Debt                                                         106,878       105,805
Other Liabilities                                                       88,410       104,000
                                                                    -----------    ----------
Total Automotive Solutions Liabilities                                 336,022       357,667
                                                                    -----------    ----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                          206,347       203,512
Other Liabilities                                                      105,037       104,388
                                                                    -----------    ----------
Total Financial Services Liabilities                                   311,384       307,900
                                                                    -----------    ----------

SHAREHOLDERS' EQUITY
Capital Stock                                                          217,516       167,981
Other Comprehensive Income (Loss)                                       (8,565)       (9,547)
Retained Earnings                                                      255,307       318,349
                                                                    -----------    ----------
Total Shareholders' Equity                                             464,258       476,783
                                                                    -----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $1,111,664     $1,142,350
                                                                    ===========    ==========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (In thousands)

                                                                   2002          2001
                                                                 ----------    ---------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities                       $115,444      $91,573
                                                                 ----------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                       (11,684)
    Capital expenditures                                           (30,503)     (39,540)
    Net proceeds from asset sales                                    9,183        2,697
    Capitalization of software licensed to customers               (15,831)     (12,453)
    Repayments from (advances to) financial services                31,116         (977)
                                                                 ----------    ---------
    Net cash flows used for investing activities                    (6,035)     (61,957)
                                                                 ----------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Principal payments on debt                                        (346)      (2,165)
    Cash dividends paid                                            (23,404)     (24,110)
    Capital stock issued                                            48,158       29,281
    Capital stock repurchased                                      (96,343)     (82,533)
                                                                 ----------    ---------
    Net cash flows used for financing activities                   (71,935)     (79,527)
                                                                 ----------    ---------

Effect of Exchange Rate Changes on Cash                                981         (656)
                                                                 ----------    ---------

Net Cash Used for Discontinued Operations                                       (35,083)
                                                                 ----------    ---------

Increase (Decrease) in Cash and Equivalents                         38,455      (85,650)
Cash and Equivalents, Beginning of Period                          110,511      205,455
                                                                 ----------    ---------
Cash and Equivalents, End of Period                               $148,966     $119,805
                                                                 ==========    =========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                        $18,163      $14,860
                                                                 ----------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                (124,185)    (134,330)
    Collections on finance receivables                             134,131      124,556
                                                                 ----------    ---------
    Net cash flows provided by (used for) investing activities       9,946       (9,774)
                                                                 ----------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                           80,000       70,383
    Principal payments on debt                                     (77,165)     (76,413)
    Advances from (repayments to) automotive solutions             (31,116)         977
                                                                 ----------    ---------
    Net cash flows used for financing activities                   (28,281)      (5,053)
                                                                 ----------    ---------

Increase (Decrease) in Cash and Equivalents                           (172)          33
Cash and Equivalents, Beginning of Period                              441          456
                                                                 ----------    ---------
Cash and Equivalents, End of Period                                   $269         $489
                                                                 ==========    =========



See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 2001 is condensed financial information taken from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments, except the cumulative effect of accounting change discussed in Note 6) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2) INVENTORIES

                                          6/30/02          9/30/01
                                        -------------    -------------
Finished products                            $12,877          $10,271
Work in process                                  332              398
Raw materials                                      5              177
                                        -------------    -------------
Total inventories                            $13,214          $10,846
                                        =============    =============

(3)  EQUITY INVESTMENT
During March 2002, the company sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a net gain of $103. The company recorded a loss of $12,274, included with equity in net losses of affiliated companies on the statement of consolidated income and income tax benefits of $12,377 related to the sale of these shares, included in the provision for income taxes on the statement of consolidated income.

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

The fair value of the company's cash flow derivative instruments was a $2,700 liability at June 30, 2002 and a $2,724 liability at September 30, 2001 and was included in Financial Services' other liabilities on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges

During February 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements with total notional amounts of $100,000 are designated as fair value hedges. As of June 30, 2002, the fair value of these derivative instruments was an asset of $1,382 and was included in

Automotive Solutions' other liabilities on the condensed consolidated balance sheet. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in income. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

(5) COMPREHENSIVE INCOME


                                                                 THREE MONTHS                        NINE MONTHS
                                                            2002              2001              2002             2001
                                                        --------------    --------------    --------------   --------------
Net income                                                    $30,233           $24,719           $48,137          $72,420
Foreign currency translation adjustment                         1,214               944               981             (656)
Cumulative effect of accounting change                                                                                  15
Net unrealized gains (losses) on derivative contracts            (924)               75                 1           (1,052)
                                                        --------------    --------------    --------------   --------------
Comprehensive income                                          $30,523           $25,738           $49,119          $70,727
                                                        ==============    ==============    ==============   ==============



(6) ACCOUNTING CHANGE
In June 2001, the FASB voted in favor of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. The statement also requires recognized intangible assets with finite useful lives to be amortized over their useful lives and reviewed for impairment in accordance with SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The company elected to adopt the provisions of SFAS No 142 effective October 1, 2001. Accordingly, goodwill has not been amortized in the financial statements for the periods ended June 30, 2002. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended December 31, 2001, the company subsumed into goodwill $54,531 of intangible assets representing assembled workforce and a noncontractual customer relationship, that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

SFAS No 142 also requires that goodwill be tested for impairment, initially as of October 1, 2001, and thereafter at least annually. During the second quarter of fiscal year 2002, the company completed the goodwill impairment test and recorded impairment losses of $36,563 ($60,938 net of income tax benefits of $24,375). These impairment losses were recorded effective October 1, 2001, as the cumulative effect of the accounting change on the consolidated statement of income. The company divided its four reporting segments into eight reporting units for purposes of applying the provisions of this pronouncement. For each reporting unit a fair value was determined based primarily on the present value of discounted future cash flows. Other methods were considered to validate this valuation method. Where initial impairment was indicated, the company hired an outside appraisal firm to determine the fair value and allocate this fair value among assets and liabilities. Based on this analysis two reporting units within the Transformation Solutions reporting segment incurred impairment losses. The customer relationship management consulting business, acquired in fiscal year 2000 as part of the HAC Group business combination, recorded an impairment loss of $33,515 ($55,858 net of income tax benefits of $22,343). The company also recorded an impairment loss of $3,048 ($5,080 net of income tax benefits of $2,032) related to its Campaign Management Services reporting unit. These impairment losses occurred because of discounting future cash flows to determine the fair value of the reporting units. Under previous accounting standards, future cash flows were not discounted in determining if impairment existed.

ACQUIRED INTANGIBLE ASSETS

                                                                Gross            Accumulated        Useful Life
                                                               Amount           Amortization          (years)
                                                           ----------------    ----------------   ----------------
AS OF JUNE 30, 2002
Amortized intangible assets
    Contractual customer relationship                              $33,100              $3,586          20
    Customer contract                                               17,700              10,459         3.67
    Trademarks                                                       5,900                 639          20
    Other                                                            3,005               2,751          3-7
                                                           ----------------    ----------------
        Subtotal                                                    59,705              17,435
    Software licensed to customers                                   4,579               4,298          5-7
                                                           ----------------    ----------------
    Total                                                          $64,284             $21,733
                                                           ================    ================

AS OF SEPTEMBER 30, 2001
Amortized intangible assets
    Intangible assets subsumed into goodwill 10/1/01               $56,948              $2,417         10-20
    Contractual customer relationship                               33,100               2,344          20
    Customer contract                                               17,700               6,839         3.67
    Trademarks                                                       5,900                 418          20
    Other                                                            2,987               2,602          3-7
                                                           ----------------    ----------------
        Subtotal                                                   116,635              14,620
    Software licensed to customers                                  14,621              14,279          5-7
                                                           ----------------    ----------------
    Total                                                         $131,256             $28,899
                                                           ================    ================


Aggregate amortization expense was $1,760 and $5,279 for the three and nine months ended June 30, 2002, respectively. Estimated amortization expense for the years ended September 30, is $7,038 in 2002, $7,038 in 2003, $3,269 in 2004,
$2,032 in 2005 and $1,964 in 2006.

GOODWILL

                                                          Software        Transform.
                                                         Solutions        Solutions        Documents          Totals
                                                        -------------    -------------    -------------    -------------
Balances as of September 30, 2001                            $10,412          $21,374           $2,877          $34,663
Intangible assets subsumed
    Noncontractual customer relationship                                       47,376                            47,376
    Assembled workforce                                                         7,155                             7,155
Cumulative Effect of Accounting Change                                        (60,938)                          (60,938)
                                                        -------------    -------------    -------------    -------------
Balances as of June 30, 2002                                 $10,412          $14,967           $2,877          $28,256
                                                        =============    =============    =============    =============


PRO FORMA INCOME FROM CONTINUING OPERATIONS

The table below presents the pro forma effect on net income and earnings per share from the adoption of SFAS Statement No. 142.

                                                                 THREE MONTHS                        NINE MONTHS
                                                            2002              2001              2002             2001
                                                        --------------    --------------    --------------   --------------
Income from continuing operations, as reported                $30,233           $24,719           $84,700          $70,797
Goodwill amortization, net of taxes                                               2,130                              6,211
Subsumed intangible assets amortization, net of taxes                               655                              1,964
                                                        --------------    --------------    --------------   --------------
Pro forma income from continuing operations                   $30,233           $27,504           $84,700          $78,972
                                                        ==============    ==============    ==============   ==============

Basic Earnings per Common Share
    Income from continuing operations, as reported              $0.43             $0.34             $1.19            $0.97
    Pro forma income from continuing operations                 $0.43             $0.38             $1.19            $1.08

Diluted Earnings per Common Share
    Income from continuing operations, as reported              $0.41             $0.33             $1.15            $0.94
    Pro forma income from continuing operations                 $0.41             $0.37             $1.15            $1.05


(7) CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.

                                                                            NINE MONTHS
                                                                      2002                2001
                                                                 ----------------    ---------------
AUTOMOTIVE SOLUTIONS
Net Income                                                               $37,659            $61,901
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Cumulative effect of accounting change                                36,563
    Depreciation and amortization                                         22,723             36,729
    Deferred income taxes                                                 20,242              1,505
    Deferred income taxes transferred to Financial Services               (2,980)            (3,263)
    Income from discontinued operations                                                      (1,623)
    Losses (gains) on sales of assets                                      1,050               (335)
    Changes in operating assets and liabilities
        Accounts receivable                                                (356)              3,268
        Inventories                                                      (2,368)              3,605
        Prepaid expenses and other current assets                            581             (9,329)
        Intangible and other assets                                       12,757             (1,230)
        Accounts payable                                                    (833)            (4,140)
        Accrued liabilities                                                4,577                 41
        Other liabilities                                               (14,171)              4,444
                                                                 ----------------    ---------------
Net Cash Provided by Operating Activities                               $115,444            $91,573
                                                                 ================    ===============

FINANCIAL SERVICES
Net Income                                                               $10,478            $10,519
Deferred Income Taxes                                                     (9,524)            (5,434)
Deferred Income Taxes Transferred from Automotive Solutions                2,980              3,263
Changes in Receivables, Other Assets and Other Liabilities                14,229              6,512
                                                                 ----------------    ---------------
Net Cash Provided by Operating Activities                                $18,163            $14,860
                                                                 ================    ===============


(8) BUSINESS SEGMENTS
Reclassifications were made to the prior year's segment information to conform with the presentation used in fiscal year 2002. This presentation reflects the current organizational structure of the company.

                                                                 THREE MONTHS                         NINE MONTHS
                                                            2002              2001              2002              2001
                                                        --------------    --------------    --------------    --------------
NET SALES AND REVENUES
Software Solutions                                           $158,943          $153,587          $463,704          $454,152
Transformation Solutions                                       36,261            39,745           104,278           125,993
Documents                                                      44,668            46,467           136,076           140,793
Financial Services                                             10,696            10,651            31,621            31,340
                                                        --------------    --------------    --------------    --------------
Total Net Sales and Revenues                                 $250,568          $250,450          $735,679          $752,278
                                                        ==============    ==============    ==============    ==============

OPERATING INCOME (LOSS)
Software Solutions                                            $34,499           $33,771           $90,240           $86,411
Transformation Solutions                                          233           (3,145)           (5,284)           (7,526)
Documents                                                       8,341             9,898            26,931            28,042
Financial Services                                              5,935             5,769            17,179            17,505
                                                        --------------    --------------    --------------    --------------
Total Operating Income                                        $49,008           $46,293          $129,066          $124,432
                                                        ==============    ==============    ==============    ==============


                                                                                               6/30/02           9/30/01
                                                                                            --------------    --------------
ASSETS

Automotive Solutions                                                                             $708,653          $720,016
Financial Services                                                                                403,011           422,334
                                                                                            --------------    --------------
Total Assets                                                                                   $1,111,664        $1,142,350
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

(10) ACCOUNTING STANDARDS
In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." This pronouncement establishes a single accounting model, based on framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of this pronouncement will have a material impact on the company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management is currently assessing the impact of this pronouncement and has not determined the impact on the company's financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                      (In thousands except per share data)

Special items and the accounting change discussed in the following sections did not have an impact on the third quarter of fiscal year 2002, but are disclosed to aid in the understanding of financial results for the nine months ended June 30, 2002.

SPECIAL ITEMS
During the second quarter of fiscal year 2002, the company recorded several items that when combined added $742 or $.01 per share to earnings. The company settled a state income tax audit that covered fiscal years 1992 through 1998. Based on the settlement, the company reduced interest and income tax accruals for fiscal years 1999 through 2001. The company also filed amended returns in a number of states to correct the apportionment and allocation of taxable income among the states. The combination of audit settlements, accrual adjustments and amended returns added $5,890 or $.08 per share of earnings in the second quarter of fiscal year 2002. The income tax adjustments were recorded as follows: $2,310 in selling, general and administrative (SG&A) expenses, primarily for professional fees associated with obtaining the income tax benefits, $1,709 for the reversal of previously recorded interest expense, $819 of interest income on tax refunds, $200 of other charges and $5,872 of income tax benefits. During the second quarter of fiscal year 2002, the company also recorded $8,552 of expenses ($5,251 or $.07 per share after income taxes) for the following items: employee termination benefits of $4,492 for 114 employees, communications software distributed to customers of $2,500 and real estate costs of $1,560. These items were recorded as follows: $2,000 in cost of sales, $6,552 in SG&A expenses and related income tax benefits of $3,301. During March 2002, the company also sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a net gain of $103. The company recorded a loss of $12,274, included with equity in net losses of affiliated companies on the statement of consolidated income and income tax benefits of $12,377 related to the sale of these shares, included in the provision for income taxes on the statement of consolidated income.

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

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY


                                                    Three Months                                     Nine Months
                                    ---------------------------------------------    ---------------------------------------------
                                       2002        2001     Change    % Change         2002       2001       Change     % Change
                                    ----------- ----------- -------- ------------    ---------- ---------- ----------- -----------
Net sales and revenues                $250,568    $250,450     $118           0%      $735,679   $752,278   ($16,599)         -2%
Gross profit                          $148,208    $141,451   $6,757           5%      $430,512   $420,054     $10,458          2%
    % of revenues                        59.1%       56.5%                               58.5%      55.8%
SG&A expenses                          $99,200     $95,158   $4,042           4%      $301,446   $295,622      $5,824          2%
    % of revenues                        39.5%       38.0%                               41.0%      39.3%
Operating income                       $49,008     $46,293   $2,715           6%      $129,066   $124,432      $4,634          4%
    % of revenues                        19.6%       18.5%                               17.5%      16.5%
Income from Continuing Operations      $30,233     $24,719   $5,514          22%       $84,700    $70,797     $13,903         20%
    Basic earnings per share             $0.43       $0.34    $0.09          26%         $1.19      $0.97       $0.22         23%
    Diluted earnings per share           $0.41       $0.33    $0.08          24%         $1.15      $0.94       $0.21         22%

EXCLUDING SPECIAL ITEMS
Net sales and revenues                $250,568    $250,450     $118           0%      $735,679   $752,278   ($16,599)         -2%
Gross profit                          $148,208    $141,451   $6,757           5%      $432,512   $420,054     $12,458          3%
    % of revenues                        59.1%       56.5%                               58.8%      55.8%
SG&A expenses                          $99,200     $95,158   $4,042           4%      $292,584   $295,622    ($3,038)         -1%
    % of revenues                        39.5%       38.0%                               39.8%      39.3%
Operating income                       $49,008     $46,293   $2,715           6%      $139,928   $124,432     $15,496         12%
    % of revenues                        19.6%       18.5%                               19.0%      16.5%
Income from Continuing Operations      $30,233     $24,719   $5,514          22%       $83,958    $70,797     $13,161         19%
    Basic earnings per share             $0.43       $0.34    $0.09          26%         $1.18      $0.97       $0.21         22%
    Diluted earnings per share           $0.41       $0.33    $0.08          24%         $1.14      $0.94       $0.20         21%


Consolidated revenues were slightly ahead of last year for the third quarter, but declined from last year for the nine month period, primarily because CarPoint revenues declined about $6,000 and $19,000 for the three and nine months, respectively. The CarPoint decline reflects a change in the CarPoint business model. Year-to-date revenues were also impacted by an $8,000 decrease in customer relationship management consulting revenues. Software Solutions' recurring computer services revenues grew 9% in both the quarter and nine months, as compared to last year, and offset a decline in Software Solutions' computer systems products sales.

Excluding special items, consolidated gross profit and operating income increased for both the three and nine months ended June 30, 2002, primarily as a result of growth in Software Solutions' higher margin recurring revenues. Research and development (R&D) expenses were $18,000 in the quarter, compared to $15,000 last year and $50,000 for nine months, compared to $54,000 last year. Last year's SG&A expenses included goodwill amortization of $2,896 in the third quarter and $8,489 for nine months. In addition to the higher R&D expenses, third quarter SG&A expenses reflected the following increased expenses over last year: $1,400 of inventory obsolescence, $900 of bad debt expenses and higher depreciation. Excluding special items recorded in the second quarter, year-to-date SG&A expenses reflected the following items: $3,200 of higher bad debt expenses, $3,000 of severance and termination benefits primarily associated with a sales department reorganization in the first quarter of fiscal year 2002; a $1,200 increase in the cost of the annual worldwide sales and service conference and higher inventory obsolescence and depreciation expenses. Bad debt expenses increased for both the third quarter and nine months because of higher charge-offs.

Other charges declined from last year in the third quarter and year-to-date (excluding special items) primarily because last year included losses from the company's equity investment in Kalamazoo Computer Group plc (sold March 2002) and the $3,200 write-off of the company's investment in Consumer Car Club Inc. Interest income also declined from last year primarily because last year's interest income reflected cash proceeds from the August 2000 sale of the Information Solutions Group as well as higher interest rates. During February 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt. Interest expense was $253 less than last year in the third quarter. Excluding special items, the effective income tax rate declined to 38.4% year-to-date, compared to 40.3% last year, because of higher R&D tax credits, lower goodwill amortization expense and lower state tax rates.

SOFTWARE SOLUTIONS

                                                    Three Months                                     Nine Months
                                    ---------------------------------------------    ---------------------------------------------
                                       2002        2001     Change    % Change          2002       2001      Change    % Change
                                    ----------- ----------- -------- ------------    ----------- ---------- --------- ------------
Net sales and revenues                $158,943    $153,587   $5,356           3%       $463,704   $454,152    $9,552           2%
Gross profit                          $100,272     $92,847   $7,425           8%       $291,023   $271,193   $19,830           7%
    % of revenues                        63.1%       60.5%                                62.8%      59.7%
SG&A expenses                          $65,773     $59,076   $6,697          11%       $200,783   $184,782   $16,001           9%
    % of revenues                        41.4%       38.5%                                43.3%      40.7%
Operating income                       $34,499     $33,771     $728           2%        $90,240    $86,411    $3,829           4%
    % of revenues                        21.7%       22.0%                                19.5%      19.0%

EXCLUDING SPECIAL ITEMS
Net sales and revenues                $158,943    $153,587   $5,356           3%       $463,704   $454,152    $9,552           2%
Gross profit                          $100,272     $92,847   $7,425           8%       $293,023   $271,193   $21,830           8%
    % of revenues                        63.1%       60.5%                                63.2%      59.7%
SG&A expenses                          $65,773     $59,076   $6,697          11%       $194,101   $184,782    $9,319           5%
    % of revenues                        41.4%       38.5%                                41.9%      40.7%
Operating income                       $34,499     $33,771     $728           2%        $98,922    $86,411   $12,511          14%
    % of revenues                        21.7%       22.0%                                21.3%      19.0%


Software Solutions revenues increased over last year for both the third quarter and nine months of fiscal year 2002 as growth in computer services revenues offset declines in computer systems products sales. Recurring computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, grew 9% in both the third quarter and nine months, primarily because of the increased number of ERA retail management systems supported. The company also increased sales prices since last year to offset inflation. Sales of computer systems products declined from last year for the third quarter and nine months, primarily because of declines in the number of IntelliPath, DocVantage and electronic parts catalog systems sold. Year-to-date computer systems products sales also reflected a decline in the number of new ERA retail management systems and the cancellation of a software development contract last year. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was $49,000 at June 30, 2002 compared to $40,000 at September 30, 2001. Gross profit margins and operating margins increased over last year primarily as a result of the growth in higher margin computer services revenues. SG&A expenses, as a percentage of revenues, were consistent with prior quarters of fiscal year 2002. Last year's SG&A expenses included goodwill amortization of $1,074 in the third quarter and $2,803 for nine months. Operating margins remained strong, exceeding 21% for both the third quarter and nine months. Last year's operating income for nine months also included $4,228 of costs associated with a work stoppage on the previously mentioned software development contract.

TRANSFORMATION SOLUTIONS

                                                    Three Months                                     Nine Months
                                    ---------------------------------------------    ---------------------------------------------
                                      2002       2001      Change     % Change         2002       2001       Change     % Change
                                    ---------- ---------- ---------- ------------    ---------- ---------- ----------- -----------
Net sales and revenues                $36,261    $39,745   ($3,484)          -9%      $104,278   $125,993   ($21,715)        -17%
Gross profit                          $14,844    $13,884       $960           7%       $37,443    $46,150    ($8,707)        -19%
    % of revenues                       40.9%      34.9%                                 35.9%      36.6%
SG&A expenses                         $14,611    $17,029   ($2,418)         -14%       $42,727    $53,676   ($10,949)        -20%
    % of revenues                       40.3%      42.8%                                 41.0%      42.6%
Operating income (loss)                  $233   ($3,145)     $3,378                   ($5,284)   ($7,526)      $2,242
    % of revenues                        0.6%      -7.9%                                 -5.1%      -6.0%

EXCLUDING SPECIAL ITEMS
Net sales and revenues                $36,261    $39,745   ($3,484)          -9%      $104,278   $125,993   ($21,715)        -17%
Gross profit                          $14,844    $13,884       $960           7%       $37,443    $46,150    ($8,707)        -19%
    % of revenues                       40.9%      34.9%                                 35.9%      36.6%
SG&A expenses                         $14,611    $17,029   ($2,418)         -14%       $41,405    $53,676   ($12,271)        -23%
    % of revenues                       40.3%      42.8%                                 39.7%      42.6%
Operating income (loss)                  $233   ($3,145)     $3,378                   ($3,962)   ($7,526)      $3,564
    % of revenues                        0.6%      -7.9%                                 -3.8%      -6.0%



Transformation Solutions revenues reflected the continued decline in CarPoint revenues of $6,000 in the third quarter and $19,000 through nine months. CarPoint revenues declined because of a change in the CarPoint business model that occurred June 2001. The year-to-date decline was also impacted by a slowdown in customer relationship management consulting revenues that began in the third quarter of fiscal year 2001. Revenues for Automark Web Services grew about $3,000 or 130% in the third quarter and caused gross margins to increase over last year. SG&A expenses were less than last year for both the quarter and nine months. SG&A expenses reflect lower selling, marketing and R&D expenses. The elimination of goodwill amortization lowered SG&A expenses $1,502 in the third quarter and $4,727 year-to-date, as compared to last year. Third quarter's operating income represented the first profitable quarter since fiscal year 2000.

DOCUMENTS

                                                    Three Months                                     Nine Months
                                    ---------------------------------------------    ---------------------------------------------
                                      2002       2001      Change     % Change          2002       2001      Change    % Change
                                    ---------- ---------- ---------- ------------    ----------- ---------- --------- ------------
Net sales and revenues                $44,668    $46,467   ($1,799)          -4%       $136,076   $140,793  ($4,717)          -3%
Gross profit                          $25,156    $27,293   ($2,137)          -8%        $78,476    $81,852  ($3,376)          -4%
    % of revenues                       56.3%      58.7%                                  57.7%      58.1%
SG&A expenses                         $16,815    $17,395     ($580)          -3%        $51,545    $53,810  ($2,265)          -4%
    % of revenues                       37.6%      37.4%                                  37.9%      38.2%
Operating income                       $8,341     $9,898   ($1,557)         -16%        $26,931    $28,042  ($1,111)          -4%
    % of revenues                       18.7%      21.3%                                  19.8%      19.9%

EXCLUDING SPECIAL ITEMS
Net sales and revenues                $44,668    $46,467   ($1,799)          -4%       $136,076   $140,793  ($4,717)          -3%
Gross profit                          $25,156    $27,293   ($2,137)          -8%        $78,476    $81,852  ($3,376)          -4%
    % of revenues                       56.3%      58.7%                                  57.7%      58.1%
SG&A expenses                         $16,815    $17,395     ($580)          -3%        $50,767    $53,810  ($3,043)          -6%
    % of revenues                       37.6%      37.4%                                  37.3%      38.2%
Operating income                       $8,341     $9,898   ($1,557)         -16%        $27,709    $28,042    ($333)          -1%
    % of revenues                       18.7%      21.3%                                  20.4%      19.9%


Documents sales declined in both the third quarter and nine months as a result of the continued decline in the number of business forms sold. Gross profit margins were strong in fiscal year 2002, however, less than last year for both the quarter and nine months. Gross profit margins were less than last year in the third quarter of fiscal year 2002, primarily because of a higher mix of purchased products which have lower margins than standard forms. Operating income declined from last year reflecting both lower sales and gross margins. SG&A expenses were less than last year for both the quarter and nine months. The elimination of goodwill amortization lowered SG&A expenses $320 in the third quarter and $959 year-to-date, as compared to last year.

FINANCIAL SERVICES

                                                    Three Months                                     Nine Months
                                    ---------------------------------------------    ---------------------------------------------
                                      2002       2001      Change     % Change         2002       2001      Change     % Change
                                    ---------- ---------- --------- -------------    ---------- ---------- --------- -------------
Net sales and revenues                $10,696    $10,651       $45            0%       $31,621    $31,340      $281            1%
Gross profit                           $7,936     $7,427      $509            7%       $23,570    $20,859    $2,711           13%
    % of revenues                       74.2%      69.7%                                 74.5%      66.6%
SG&A expenses                          $2,001     $1,658      $343           21%        $6,391     $3,354    $3,037           91%
    % of revenues                       18.7%      15.5%                                 20.2%      10.7%
Operating income                       $5,935     $5,769      $166            3%       $17,179    $17,505    ($326)           -2%
    % of revenues                       55.5%      54.2%                                 54.3%      55.9%

EXCLUDING SPECIAL ITEMS
Net sales and revenues                $10,696    $10,651       $45            0%       $31,621    $31,340      $281            1%
Gross profit                           $7,936     $7,427      $509            7%       $23,570    $20,859    $2,711           13%
    % of revenues                       74.2%      69.7%                                 74.5%      66.6%
SG&A expenses                          $2,001     $1,658      $343           21%        $6,311     $3,354    $2,957           88%
    % of revenues                       18.7%      15.5%                                 19.9%      10.7%
Operating income                       $5,935     $5,769      $166            3%       $17,259    $17,505    ($246)           -1%
    % of revenues                       55.5%      54.2%                                 54.6%      55.9%


Financial Services revenues grew only slightly over last year for both periods presented as a slight decline in average finance receivable balances was offset by a slight increase in average interest rates earned on finance receivables. Gross profit margins increased over last year as year-to-date interest rate spreads increased to 4.9% compared to 3.3% last year, as a result of lower borrowing costs. Borrowing costs declined because of greater use of lower rate floating rate debt. These interest rate spreads represent historically high margins for this segment. SG&A expenses increased over last year primarily because of higher bad debt expenses, which increased $150 over last year for the quarter and $2,350 year-to-date. Bad debt expenses reflected higher write-offs than a year ago. Overall, operating margins remained strong for both the third quarter and nine months.

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

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
The company's cash position remained strong, with cash balances of $148,966 as of June 30, 2002. Cash flows from operating activities were $115,444 during the first nine months of the fiscal year and resulted primarily from net income, adjusted for non cash charges, primarily depreciation and amortization and the cumulative effect of the accounting change. Cash flows provided by investing activities included intercompany loan repayments and dividends from financial services and proceeds from the sale of internally used computer equipment as part of a computer services outsourcing arrangement. These operating and investing cash flows funded the company's investments for normal operations including capital expenditures of $30,503. Capital expenditures included about $15,000 for the construction of a new office building near Dayton, Ohio. During the first nine months of the fiscal year, the company also capitalized $15,831 of software licensed to customers. As of June 30, 2002, the balance of software licensed to customers was $75,373. Most of the capitalized software development costs related to Generations Series solutions scheduled for release in fiscal year 2003 when the company will begin amortizing these costs. Fiscal year 2002 capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $50,000, net of proceeds from the sale of computer equipment, and include about $17,000 for the new office building and related contents.

Fiscal year 2001 cash flows for discontinued operations represent primarily the payment of taxes associated with the August 2000 sale of the Information Solutions segment.

Financial services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's automotive systems, used to make scheduled debt repayments and dividend payments to automotive solutions.

CAPITALIZATION
The company's ratio of total debt (total automotive solutions debt) to capitalization (total automotive solutions debt plus shareholders' equity) was 19.6% as of June 30, 2002 and 19.0% as of September 30, 2001. Remaining credit available under committed revolving credit agreements was $100,000 at June 30, 2002. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash balances, cash flow from operations and cash available from committed credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until such time as needed.

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

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of June 30, 2002, the company can issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. During the second quarter of fiscal year 2002, 4,000 Class B common shares were converted into 200 Class A common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of August 8, 2002, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the nine months ended June 30, 2002, the company repurchased 3,600 Class A common shares for $96,343 ($26.76 per share). As of June 30, 2002, the company could repurchase an additional 1,100 Class A common shares under existing board of directors' authorizations. On August 6, 2002, the board of directors approved an increase of 5,000 shares to the company's share repurchase authorization.

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

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations in Canada, which accounted for 6% of net sales and revenues for the nine months ended June 30, 2002. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At June 30, 2002, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at June 30, 2002, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b) Reports on Form 8-K

              The company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THE REYNOLDS AND REYNOLDS COMPANY




Date  August 12, 2002                       /s/ Lloyd G. Waterhouse
     -----------------------                ------------------------------------
                                            Lloyd G. Waterhouse
                                            Chairman, President
                                            and Chief Executive Officer


Date  August 12, 2002                       /s/ Dale L. Medford
     -----------------------                ------------------------------------
                                            Dale L. Medford
                                            Executive Vice President
                                            and Chief Financial Officer