Form 10-K
period 2002-09-30
REYNOLDS & REYNOLDS CO
filed 2002-12-13
CIK 83588

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           FOR THE TRANSITION PERIOD FROM                 TO                .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. _

The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of December 2, 2002, was $1,825,236,708.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 2, 2002:

   Class A Common Shares: 68,217,523 (exclusive of 23,881,075 Treasury shares)
                        Class B Common Shares: 16,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of Proxy Statement for 2003 Annual Meeting of Shareholders

                                     PART I
                             (Dollars in thousands)

ITEM 1.  DESCRIPTION OF BUSINESS

The Reynolds and Reynolds Company (the "company") was founded in 1866 and has been an Ohio corporation since 1889. The company's services include a full range of retail and enterprise management systems, networking and support, e-business applications, Web services, learning and consulting services, customer relationship management solutions, document management and financing services for automotive retailers and manufacturers.

The company's five solutions business units have been aggregated into four segments for reporting purposes.

The Software Solutions segment consists of the Software Solutions and the Info-Structure Services business units. This segment provides integrated computer systems products and related services. Products include integrated software packages, computer hardware and installation of hardware and software. Services include customer training, hardware maintenance and software support as well as consulting services.

The Transformation Solutions segment provides specialized training, Web services and customer relationship management.

The Documents segment manufactures and distributes printed business forms to automotive retailers.

The Financial Services segment provides financing, principally for sales of the company's computer systems, through the company's wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding, L.L.C. and a similar operation in Canada.

                      FINANCIAL INFORMATION ABOUT SEGMENTS
                       AND FOREIGN AND DOMESTIC OPERATIONS

See Note 12 to the Consolidated Financial Statements on page 50 for financial and descriptive information about the business segments described above.

                                 NEW SOLUTIONS

In fiscal 2002, the company continued its mission to lead the transformation of automotive retailing and also invested significantly in people, processes, and new products. During fiscal 2002, the company:

- Introduced the Reynolds Generations Series(TM), the company's next generation technology platform and solution suite for automotive retailing. This family of solutions will deliver more than 200 applications and services providing a new standard of tools and connectivity that enables customers to implement module by module, or the full suite of solutions.

- Continued to expand ReySource(TM), Reynolds' online procurement engine for automotive retailers. During the year, Reynolds, teamed with General Motors and Covisint to create the General Motors Dealer Supply Advantage procurement site. Additionally, the Ford Minority Dealers Association and the General Motors Minority Dealers Association also endorsed ReySource to their members.

- Expanded its market presence with Automark Web Services. Reynolds was selected by Nissan to develop and implement a total retail services network including e-commerce and brand management capabilities for its North American Nissan and Infiniti dealers. The MINIUSA division of BMW selected Reynolds to develop and launch its customer Web services.

- Announced In-Vehicle Merchandising for GM dealers in the United States, a streamlined suite of information and business management tools that help GM dealers build customer relationships and improve parts and service operations.

- Introduced 20 new service offerings including Proven for Profitability(TM), a series of training and consulting initiatives designed to improve the return on investment results of specific Reynolds applications in Service and Sales.

- Introduced an expanded set of professional, business and technical courses through a new Internet-based training solution.

The company also announced it was selected by Mazda North America to implement Mazda's retail strategy including the installation of a network that will allow its dealers to leverage the Internet while giving them complete control over their individual computer environments; its selection by Thrifty Car Sales to develop and deliver a customized training program to the nationwide Thrifty Car Sales franchise retail network; it was the only automotive services provider to deliver complete 5300 Project capabilities to Chrysler Group dealers. The 5300 Project is a suite of software and process options designed to help dealers manage their parts inventory and, ultimately, satisfy customers.

For the fourth consecutive year, the company received the prestigious STAR (Software Technical Assistance Recognition) award in the high-volume category, from the Software Professionals Association. The award recognizes outstanding accomplishments and superior performance in the delivery of technical support to external customers.

                                  RAW MATERIALS

Computer hardware and peripherals are essential to the company. It purchases these products from a variety of suppliers. IBM supplies the hardware platform for the Reynolds Generations Series and the ERA system. If this source of supply were to be interrupted, some delay would occur in converting to a new platform. The company historically has not experienced difficulties in obtaining hardware and peripherals, nor does it reasonably foresee difficulty in obtaining them in the future on competitive terms and conditions.

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

                                   COMPETITION

The company is North America's leading provider of integrated software solutions and services to automotive retailers.

The company's main competitor in the Software Solutions segment is the Dealer Services division of Automatic Data Processing, Inc. ("ADP"). ADP's assets and financial resources substantially exceed those of the company. Together, the two suppliers provide a significant share of the information management systems for automotive retailers in the United States and Canada.

The company is expanding and supplementing its solutions in the Transformation Solutions segment. This segment experiences competition from hundreds of providers, ranging from local, to regional and national firms.

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

                                     BACKLOG

The backlog represents orders for computer systems or documents which have not yet been shipped to customers, and deferred revenues (orders which have been shipped but not yet recognized in revenues). At October 31, 2002, the dollar value of the backlog including software license fees was estimated to be $61,000 compared to $40,000 last year. The company anticipates substantially all of the backlog to be recognized as revenue during fiscal year 2003.

                            RESEARCH AND DEVELOPMENT

During fiscal 2002, the company continued its substantial investment in research and development to deliver new and enhanced solutions for customers. Expenditures for those activities were $68,000 in 2002, $71,000 in 2001 and $76,000 in 2000.

                            ENVIRONMENTAL PROTECTION

The company believes that it is in substantial compliance with all applicable federal, state and local statutes concerning environmental protection. The company has not experienced any material costs in this regard. The U.S. Environmental Protection Agency has designated the company as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act at one environmental remediation site, and the company has also been named as a defendant in a cost recovery lawsuit in Dayton, Ohio, regarding another environmental remediation site. (See Note 13 to the Consolidated Financial Statements, page 51.)

                                    EMPLOYEES

On September 30, 2002, the company and its subsidiaries employed 4,602 persons.

ITEM 2.  PROPERTIES

As of September 30, 2002, the company owned and operated two forms manufacturing plants in the United States, one in Celina, Ohio, and one in Dallas, Texas, encompassing approximately 427,000 square feet. Corporate headquarters are located in the Dayton, Ohio, area in several buildings owned by the company which contain approximately 1,050,000 square feet. In addition, the company leases approximately 31 offices throughout the United States and Canada.

See Note 1 to the Consolidated Financial Statements on page 35.

ITEM 3.  LEGAL PROCEEDINGS

Relevant information appears in Note 13 to the Consolidated Financial Statements on page 51.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

                  (Dollars in thousands except per share data)

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The company's Class A Common Shares are listed on the New York Stock Exchange. There is no principal market for the Class B Common Shares. The company also has an authorized class of 60 million preferred shares with no par value. As of the filing of this report, the company currently has no agreements or commitments with respect to the sale or issuance of the preferred shares except as described in Note 8 to the Consolidated Financial Statements, page 44.

Information on market prices and dividends is set forth in Note 16 to the Consolidated Financial Statements on page 54.

As of December 2, 2002, there were approximately 3,170 holders of record of Class A Common Shares and one holder of record of Class B Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA

                        FIVE-YEAR SELECTED FINANCIAL DATA

                  (Dollars in thousands except per share data)

For The Years Ended September 30                        2002           2001            2000           1999          1998
---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net Sales and Revenues                               $  992,383     $1,004,012      $  954,687     $  868,028    $  805,653
Income from Continuing Operations                    $  115,552     $   97,934      $   88,440     $   87,891    $   91,703
   Basic earnings per common share                   $     1.63     $     1.34      $     1.14     $     1.12    $     1.15
   Diluted earnings per common share                 $     1.58     $     1.31      $     1.11     $     1.09    $     1.13
Net Income                                           $   78,989     $   99,557      $  116,596     $  122,721    $  103,107
   Basic earnings per common share                   $     1.12     $     1.36      $     1.50     $     1.57    $     1.30
   Diluted earnings per common share                 $     1.08     $     1.33      $     1.47     $     1.53    $     1.27
Return on Equity                                           17.0%          20.4%           24.2%          28.3%         26.8%
Cash Dividends Per Class A Common Share              $      .44     $      .44      $      .44     $      .40    $      .36
Book Value Per Outstanding Common Share              $     6.56     $     6.69      $     6.68     $     5.98    $     5.14
Assets
   Automotive solutions                              $  729,560     $  732,073      $  808,527     $  761,686    $  678,108
   Financial services                                   407,605        422,334         421,129        427,591       411,159
                                                     ----------     ----------      ----------     ----------    ----------
   Total assets                                      $1,137,165     $1,154,407      $1,229,656     $1,189,277    $1,089,267
                                                     ==========     ==========      ==========     ==========    ==========
Long-Term Debt
   Automotive solutions                              $  107,408     $  105,805      $  111,124     $  163,111    $  160,346
   Financial services                                   180,519        147,429         126,868        154,040       145,460
                                                     ----------     ----------      ----------     ----------    ----------
   Total long-term debt                              $  287,927     $  253,234      $  237,992     $  317,151    $  305,806
                                                     ==========     ==========      ==========     ==========    ==========
Number of Associates                                      4,602          4,763           4,945          9,083         9,152

AUTOMOTIVE SOLUTIONS (excluding Financial Services)
Current Ratio                                              2.02           1.80            1.90           1.75          1.31
Net Property, Plant and Equipment                    $  161,073     $  159,051      $  138,108     $  104,106    $   93,900
Total Debt                                           $  113,469     $  111,866      $  116,838     $  168,825    $  166,837
Total Debt to Capitalization                               20.0%          19.0%           19.0%          26.7%         29.2%

(1) Effective October 1, 2001, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and reduced income by $36,563 for the cumulative effect of the accounting change.

(2) Certain reclassifications were made to prior years' consolidated financial statements to conform with the presentation used in 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
         (In thousands except per share data)

                               SIGNIFICANT EVENTS

ACCOUNTING CHANGE

During fiscal year 2002 the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and recorded a cumulative effect of accounting change of $36,563 ($60,938 net of income tax benefits of $24,375) effective October 1, 2001. See
Note 14 to the Consolidated Financial Statements for additional discussion of this accounting change.

SPECIAL ITEMS

During the second quarter of fiscal year 2002, the company recorded several items that when combined added $742 or $.01 per share to earnings. The company settled a state income tax audit that covered fiscal years 1992 through 1998. Based on the settlement, the company reduced interest and income tax accruals for fiscal years 1999 through 2001. The company also filed amended returns in a number of states to correct the apportionment and allocation of taxable income. The combination of audit settlements, accrual adjustments and amended returns added $5,890 or $.08 per share of earnings in the second quarter of fiscal year 2002. The income tax adjustments were recorded as follows: $2,310 in selling, general and administrative (SG&A) expenses, primarily for professional fees associated with obtaining the income tax benefits, $1,709 for the reversal of previously recorded interest expense, $819 of interest income on tax refunds, $200 of other charges and $5,872 of income tax benefits. During the second quarter of fiscal year 2002, the company also recorded $8,552 of expenses ($5,251 or $.07 per share after income taxes) for the following items: employee termination benefits of $4,492 for 114 employees, communications software distributed to customers of $2,500 and real estate costs of $1,560. These items were recorded as follows: $2,000 in cost of sales, $6,552 in SG&A expenses and related income tax benefits of $3,301. During March 2002, the company also sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a net gain of $103. This gain of $103 was the net of a $12,274 loss, included with equity in net losses of affiliated companies on the statement of consolidated income, and $12,377 of income tax benefits related to the sale of these shares, included in the provision for income taxes on the statement of consolidated income.

BUSINESS COMBINATIONS

In August 2002, the company purchased BoatVentures.com, a provider of Web-based applications and education processes to boat, power sports and recreational vehicle retailers and manufacturers. Privately-held BoatVentures.com had revenues of about $1,000 in 2001. See Note 4 to the Consolidated Financial Statements for more information on business combinations.

In November 2000, the company purchased eCustomerCentric Solutions, Inc., a.k.a. DealerKid, a provider of electronic customer marketing and relationship management software and services for automotive retailers in the United States and Canada. Privately-held DealerKid had revenues of about $2,000 in 2000.

In May 2000, the company purchased the outstanding membership interests of HAC Group, LLC, the leading provider of learning, customer relationship management and Web services to automobile retailers and manufacturers. The privately-held HAC Group, LLC had revenues of $65,000 in 1999.

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

RESTRUCTURING CHARGES

In connection with the sale of the Information Solutions segment, the company approved a plan of restructuring and recorded a pre-tax charge of $10,560 or $6,230 after taxes ($.08 per diluted share) during the fourth quarter of fiscal year 2000. This charge represented costs for 272 former employees and included costs associated with closing the Oklahoma City manufacturing facility and vacating 38 leased facilities. See Note 3 to the Consolidated Financial Statements for more information on restructuring charges.

RECLASSIFICATIONS

Certain reclassifications were made to prior years' financial information to conform with the presentation used in 2002.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

                                                                                    2002 vs. 2001         2001 vs. 2000
                                             2002          2001         2000           Change                Change
--------------------------------------------------------------------------------------------------------------------------
Net sales and revenues                     $992,383    $1,004,012     $954,687      ($11,629)      -1%     $49,325      5%
Gross profit                               $578,647    $  566,100     $524,719       $12,547        2%     $41,381      8%
    % of revenues                              58.3%         56.4%        55.0%
SG&A expenses                              $400,120    $  394,368     $358,950       $ 5,752        1%     $35,418     10%
    % of revenues                              40.3%         39.3%        38.7%
Restructuring charge                       $      0    $        0     $ 10,560
Operating income                           $178,527    $  171,732     $155,209       $ 6,795        4%     $16,523     11%
    % of revenues                              18.0%         17.1%        16.3%
Income from continuing operations          $115,552    $   97,934     $ 88,440       $17,618       18%     $ 9,494     11%
Discontinued operations                    $      0    $    1,623     $ 28,156       ($1,623)             ($26,533)
Income before accounting change            $115,552    $   99,557     $116,596       $15,995       16%    ($17,039)   -15%
Effect of accounting change                ($36,563)   $        0     $      0      ($36,563)              $     0
Net income                                 $ 78,989    $   99,557     $116,596      ($20,568)     -21%    ($17,039)   -15%
Basic earnings per share
    Income from continuing operations      $   1.63    $     1.34     $   1.14       $  0.29       22%     $  0.20     18%
    Income before accounting change        $   1.63    $     1.34     $   1.14       $  0.29       22%     $  0.20     18%
    Net income                             $   1.12    $     1.36     $   1.50        ($0.24)     -18%      ($0.14)    -9%
Diluted earnings per share
    Income from continuing operations      $   1.58    $     1.31     $   1.11       $  0.27       21%     $  0.20     18%
    Income before accounting change        $   1.58    $     1.31     $   1.11       $  0.27       21%     $  0.20     18%
    Net income                             $   1.08    $     1.33     $   1.47        ($0.25)     -19%      ($0.14)   -10%

Consolidated net sales and revenues declined slightly in fiscal year 2002, primarily because of the continued decline in MSN Autos (formerly named CarPoint) revenues that began in June 2001. See the Transformation Solutions segment section for more information on MSN Autos. This decline was partially offset by growth in computer services revenues. Consolidated revenues grew 5% in fiscal year 2001 because of the full year effect of business combinations and growth in computer services revenues. Sales of computer systems products declined in both fiscal years 2002 and 2001. Consolidated gross profit margins increased in both fiscal years 2002 and 2001 primarily as a result of growth in Software Solutions' computer services revenues. Consolidated SG&A expenses included $8,862 related to special items recorded in the second quarter of fiscal year 2002. Excluding these items, fiscal year 2002 SG&A expenses were $391,258 or 39.4% of revenues. Research and development (R&D) expenses were $68,000 in fiscal year 2002, compared to $71,000 last year and $76,000 in fiscal year 2000. SG&A expenses included goodwill amortization of $11,316 in fiscal year 2001 and $6,438 in fiscal year 2000. Excluding special items recorded in the second quarter of fiscal year 2002, SG&A expenses reflected the following items: $4,800 of severance and termination benefits, $3,000 of higher bad debt expenses, a $1,200 increase in the cost of the annual worldwide sales and service conference and somewhat higher inventory obsolescence and depreciation expenses. Bad debt expenses increased in fiscal year 2002 because of higher charge-offs. Excluding fiscal year 2002 special items and fiscal year 2000 restructuring charge, operating margins were 19.1% in 2002 compared to 17.1% in 2001 and 17.4% in 2000. Fiscal year 2002 operating margins grew as a result of higher gross profit margins. In fiscal year 2001, operating margins reflected a full year of the fiscal year 2000 acquisition of HAC Group LLC, the fiscal year 2001 purchase of DealerKid and costs related to a work stoppage of a software development contract. These acquired businesses had lower operating margins than the existing business.

Interest expense declined over the last three years because of lower effective interest rates, debt repayments and capitalization of interest expense for software development and construction of an office building. During February 2002, the company entered into $100,000 of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt, which averaged 4.3% in fiscal year 2002. These interest rate swap agreements were designated as fair value hedges. Interest income declined in fiscal year 2002 primarily because of lower interest rates. In fiscal year 2001, interest income increased because of higher investment balances as a result of the cash proceeds from the August 2000 sale of the Information Solutions segment. In fiscal year 2002, equity in net losses of affiliated companies was $13,201, of which $12,274 related to the sale of the company's shares of Kalamazoo Computer Group plc. This loss was effectively offset by income tax benefits of $12,377. Equity in net losses of affiliated companies was $13,019 in fiscal year 2001 and $4,416 in fiscal year 2000. The increase from fiscal year 2000 to fiscal year 2001 occurred because of greater losses from the company's investment in Kalamazoo Computer Group plc (subsequently sold), the May 2000 investment in ChoiceParts LLC and the May 2001 $3,200 write-off of the company's investment in Consumer Car Club. See Note 1 to the Consolidated Financial Statements for additional disclosures about the company's investment in Kalamazoo and Note 4 for additional disclosures about the company's investment in ChoiceParts LLC.

The effective income tax rate was 29.9% in 2002, compared to 39.7% in 2001 and 41.1% in 2000. Fiscal year 2002 included the tax benefits described in the special items section. Excluding these items, the effective income tax rate was 38.2% in fiscal year 2002. The effective tax rate declined over the last two fiscal years primarily because of reduced goodwill amortization for which there was no tax deduction.

SOFTWARE SOLUTIONS

                                                                                2002 vs. 2001          2001 vs. 2000
                                          2002         2001         2000           Change                 Change
--------------------------------------------------------------------------------------------------------------------------
Net sales and revenues
    Computer services                   $482,152     $444,767     $404,676       $37,385       8%       $40,091       10%
    Computer systems products           $145,299     $169,125     $181,370      ($23,826)    -14%      ($12,245)      -7%
                                        ------------------------------------------------                -------
    Total net sales and revenues        $627,451     $613,892     $586,046       $13,559       2%       $27,846        5%
Gross profit                            $392,385     $368,213     $324,911       $24,172       7%       $43,302       13%
    % of revenues                           62.5%        60.0%        55.4%
SG&A expenses                           $265,089     $247,995     $217,475       $17,094       7%       $30,520       14%
    % of revenues                           42.2%        40.4%        37.1%
Operating income                        $127,296     $120,218     $107,436       $ 7,078       6%       $12,782       12%
    % of revenues                           20.3%        19.6%        18.3%

Software Solutions revenues increased in both 2002 and 2001 as growth in computer services revenues more than offset declines in computer systems products sales. Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, increased for both years primarily because of the increased number of ERA retail management software applications supported. Also contributing to the 2002 revenue increase was growth in network services revenues. The company also increased sales prices to offset inflation each year. Sales of computer systems products declined in fiscal year 2002 for several products as technology spending was generally soft. The fiscal year 2002 computer systems products sales decline also reflects the cancellation of a software development contract last year. In fiscal year 2001, sales of computer systems products declined primarily because of a decrease in the number of ERA retail management systems sold. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was $60,000 at September 30, 2002 compared to $40,000 last year. Gross profit margins and operating income margins increased in both fiscal years 2002 and 2001 because of growth in higher margin computer service revenues. Gross margins on computer service revenues also increased each year because of economies of scale in supporting the greater number of software applications. In fiscal year 2002, SG&A expenses were 41.2% of revenues excluding $6,682 of special items recorded in the second quarter. In fiscal year 2002, SG&A expenses also included higher bad debt and severance expenses which were partially offset by the elimination of $3,862 of goodwill amortization. Operating margins were strong and increased each of the last two years, primarily as a result of higher gross profit margins.

TRANSFORMATION SOLUTIONS

                                                                                2002 vs. 2001          2001 vs. 2000
                                        2002          2001          2000           Change                 Change
-------------------------------------------------------------------------------------------------------------------------
Net sales and revenues                $139,700      $161,149      $132,093     ($21,449)      -13%     $29,056       22%
Gross profit                          $ 49,237      $ 58,559      $ 58,531      ($9,322)      -16%     $    28        0%
    % of revenues                         35.2%         36.3%         44.3%
SG&A expenses                         $ 58,274      $ 70,491      $ 60,778     ($12,217)      -17%     $ 9,713       16%
    % of revenues                         41.7%         43.7%         46.0%
Operating loss                         ($9,037)     ($11,932)      ($2,247)     $ 2,895                ($9,685)
    % of revenues                         -6.5%         -7.4%         -1.7%

Transformation Solutions revenues declined in fiscal year 2002, primarily because of the continued decline in MSN Autos (formerly named CarPoint) revenues that began in June 2001. MSN Autos revenues declined over $20,000 in fiscal year 2002 and about $12,000 in fiscal year 2001 because of a change in the MSN Autos business model. Because the transition to their new business model is now complete, fiscal year 2003 revenues should be comparable to fiscal year 2002 revenues. In fiscal year 2002, this segment experienced strong growth in credit applications and Automark Web Services revenues. This growth was essentially offset by declines in revenues from customer relationship management (CRM) consulting and campaign management services. Automark Web Services have historically included a mixture of one-time and recurring revenues based on contract terms which have allowed customers the option to host their Web sites. As part of the Reynolds Generation Series, the company has launched additional hosted services and will release more in the future. As many of these hosted services integrate into the Web services offerings, the company is transitioning Automark Web Services to the company's standard contract terms, which do not contain the hosting option. As the new contracts are implemented, the company will begin recording revenues over the contract service period, instead of upon delivery of the software license. In fiscal year 2001, the full year effect of the May 2000 acquisition of HAC Group LLC, comprised of CRM consulting services and Automark Web Services, overcame the MSN Autos sales decline. Gross profit margins were essentially flat in fiscal year 2002 after declining in fiscal year 2001 as a result of a slowdown in CRM consulting revenues. Fiscal year 2002 gross profit margins include a fourth quarter adjustment to accrue an additional $1,923 of support costs related to non-cancelable contracts for Automark Web hosting services. This accrual became necessary as a result of increased integration and functionality which added support costs. SG&A expenses declined in fiscal year 2002, in part because of the elimination of $6,175 of goodwill amortization expenses. Fiscal year 2002 SG&A expenses also reflect lower selling and marketing expenses. In fiscal year 2001, SG&A expenses increased primarily because of the full year effect of the HAC Group, LLC business combination. Operating losses declined slightly in fiscal year 2002 as a result of the elimination of goodwill amortization, net of higher Automark Web Services support costs. In fiscal year 2001, operating losses increased significantly primarily because of a slowdown in CRM consulting revenues and the decline in MSN Autos revenues.

DOCUMENTS

                                                                                 2002 vs. 2001         2001 vs. 2000
                                         2002          2001          2000           Change                 Change
-------------------------------------------------------------------------------------------------------------------------
Net sales and revenues                 $183,523      $187,053      $196,342       ($3,530)     -2%     ($9,289)      -5%
Gross profit                           $105,961      $110,668      $115,295       ($4,707)     -4%     ($4,627)      -4%
    % of revenues                          57.7%         59.2%         58.7%
SG&A expenses                          $ 68,684      $ 70,877      $ 75,710       ($2,193)     -3%     ($4,833)      -6%
    % of revenues                          37.4%         37.9%         38.5%
Operating income                       $ 37,277      $ 39,791      $ 39,585       ($2,514)     -6%      $  206        1%
    % of revenues                          20.3%         21.3%         20.2%

Documents sales declined in fiscal years 2002 and 2001 primarily because of a decline in the volume of business forms sold. Gross profit and operating margins remained strong over the three-year period. Gross profit margins were negatively affected in fiscal year 2002 because of lower revenues and a higher mix of outsourced products, which have lower margins than manufactured standard products. SG&A expenses declined each year as a percentage of revenues. Goodwill amortization was $1,279 in both fiscal year 2001 and 2000. Operating margins remained strong, essentially reflecting the trends in gross profit margins.

FINANCIAL SERVICES

                                                                               2002 vs. 2001          2001 vs. 2000
                                         2002         2001         2000            Change                 Change
------------------------------------------------------------------------------------------------------------------------
Net sales and revenues                  $41,709      $41,918      $40,206         ($209)        0%       $1,712       4%
Gross profit                            $31,064      $28,660      $25,982        $2,404         8%       $2,678      10%
    % of revenues                          74.5%        68.4%        64.6%
SG&A expenses                           $ 8,073      $ 5,005      $ 4,987        $3,068        61%       $   18       0%
    % of revenues                          19.4%        12.0%        12.4%
Operating income                        $22,991      $23,655      $20,995         ($664)       -3%       $2,660      13%
    % of revenues                          55.1%        56.4%        52.2%

Financial Services revenues were essentially flat in fiscal year 2002 after increasing 4% in fiscal year 2001. About half of the fiscal year 2001 increase came from higher interest revenues and the other half related to realization of residual values at contract maturity. The average interest rate earned on the portfolio of finance receivables was relatively stable over the last three years. Gross profit margins increased over the three years as interest rate spreads strengthened. Financial Services interest rate spread was strong at 4.9% in 2002, compared to 3.4% in 2001 and 3.1% in 2000. In fiscal year 2002, the interest rate spread was at a relatively high level for this segment because of lower borrowing costs as a result of lower interest rates. In fiscal year 2001, the interest rate spread increased because of slightly higher average interest rates on finance receivables. SG&A expenses increased in fiscal year 2002 primarily because of higher bad debt expenses as a result of increased charge-offs. Bad debt expenses were $4,450 in 2002, $2,500 in 2001 and $2,360 in 2000. Operating margins continued to be strong in this segment.

LIQUIDITY AND CAPITAL RESOURCES

AUTOMOTIVE SOLUTIONS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)

The company's cash position remained strong, with cash balances of $155,295 as of September 30, 2002. Cash flows from operating activities were $158,071 during the fiscal year and resulted primarily from net income, adjusted for non cash charges, primarily depreciation and amortization and the cumulative effect of the accounting change (and related deferred income taxes). Cash flows provided by investing activities included intercompany loan repayments and dividends from Financial Services and proceeds from the sale of internally used computer equipment as part of a computer services outsourcing arrangement. These operating and investing cash flows funded the company's investments for normal operations including capital expenditures of $37,067. Capital expenditures included about $17,000 to complete the construction of a new office building near Dayton, Ohio. During the fiscal year, the company also capitalized $20,370 of software licensed to customers. As of September 30, 2002, the balance of software licensed to customers was $81,557. Most of the capitalized software development costs related to Reynolds Generations Series solutions scheduled for release in fiscal year 2003 when the company will begin amortizing these costs. Fiscal year 2003 capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $30,000. See the shareholders' equity caption of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS

Financial Services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables for the company's computer systems, used to make scheduled debt repayments and dividend payments to Automotive Solutions.

CAPITALIZATION

The company's ratio of total debt (total Automotive Solutions debt) to capitalization (total Automotive Solutions debt plus shareholders' equity) was 20.0% as of September 30, 2002 and 19.0% as of September 30, 2001. Remaining credit available under committed revolving credit agreements was $100,000 at September 30, 2002. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until needed. See Note 1 to the Consolidated Financial Statements for a description of cash investments.

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

On January 24, 2002, Reyna Funding, L.L.C., a consolidated affiliate of the company, entered into a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also an affiliate of the company, as security for the loan. The securitization allows additional borrowings, up to the $100,000 limit, through January 23, 2003. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. During fiscal year 2002, Reyna Funding, L.L.C. borrowed $100,000 under this agreement. These borrowings were included with Financial Services' notes payable on the consolidated balance sheet. Proceeds received by Reyna Capital Corporation from Reyna Funding, L.L.C. were used to retire other debt.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of September 30, 2002, the company could issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year. See Note 7 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of November 12, 2002, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for those described in Note 8 to the Consolidated Financial Statements.

The company paid cash dividends of $31,089 in 2002, $32,121 in 2001 and $34,130 in 2000. Dividends per Class A common share were $.44 in each of 2002, 2001 and 2000. Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends each year since its initial public offering in 1961.

The company repurchased $125,381 of Class A common shares in 2002, $140,816 in 2001 and $101,018 in 2000. Average prices paid per share were $26.23 in 2002, $21.70 in 2001 and $18.41 in 2000. As of September 30, 2002, the company could repurchase an additional 4,921 Class A common shares under existing board of directors' authorizations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The company's consolidated financial statements and notes to consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements and applying accounting policies require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting policies for the company include revenue recognition, accounting for software licensed to customers, accounting for long-lived assets and accounting for income taxes.

REVENUE RECOGNITION

Sales of computer hardware and business forms products are recorded when title passes upon shipment to customers. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." The company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
(iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Service revenues, which include computer hardware maintenance, software support, training, consulting and Web hosting are recorded ratably over the contract period or as services are performed. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements. Software revenues which do not meet the criteria set forth in Emerging Issues Task Force (EITF) Issue No. 00-3, "Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," are recorded ratably over the contract period as services are provided.

SOFTWARE LICENSED TO CUSTOMERS

The company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Technological feasibility is established either by creating a detail program design or a tested working model. Judgment is required in determining when technological feasibility of a product is established. The company follows a standard process for developing software products. This process has five phases; selection, definition, development, delivery and general customer acceptability (GCA). When using proven technology, management believes that technological feasibility is established upon the completion of the definition phase (i.e. detail program design). When using newer technology, management believes that technological feasibility is established upon completion of the delivery phase (tested working model). Once technological feasibility has been established, software development costs are capitalized until the product is available for general release to customers
(GCA). Software development costs consist primarily of payroll and benefits for both employees and outside contractors. Upon general release of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from three to seven years.

LONG-LIVED ASSETS

The company has completed numerous business combinations over the years. These business combinations result in the acquisition of intangible assets and the recognition of goodwill on the company's consolidated balance sheet. The company accounts for these assets under the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized, but instead tested for impairment at least annually. The statement also requires recognized intangible assets with finite useful lives to be amortized over their useful lives. Long-lived assets, goodwill and intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. Future cash flows are forecasted based on management's estimates of future events and could be materially different from actual cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

INCOME TAXES

The company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the company's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the company's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the company's financial position or its results of operations.

PRINCIPAL CONTRACTUAL OBLIGATIONS

                                                           --------------------------------------------------------
                                                                           Payments Due by Period
                                                           --------------------------------------------------------
                                                             Less than                                   More than
                                                Total         1 Year       1-3 Years    4-5 Years         5 Years
                                            -----------------------------------------------------------------------
Long-Term Debt
    Automotive Solutions                         $106,061      $ 6,061      $      0     $100,000         $      0
    Financial Services                           $217,252      $36,733      $ 80,519     $ 50,000         $ 50,000
Operating Leases                                 $ 39,196      $ 8,481      $ 12,467     $  6,265         $ 11,983
Computer Services Agreement                      $134,435      $19,205      $ 38,410     $ 38,410         $ 38,410
                                            -----------------------------------------------------------------------
Total Contractual Obligations                    $496,944      $70,480      $131,396     $194,675         $100,393
                                            =======================================================================

Under terms of the May 2000, HAC Group, LLC purchase agreement, an additional $60,000 of purchase price was contingent on the operating results of the business purchased. Management does not believe that any payments will be required under this agreement, which expires in fiscal year 2003.

PRINCIPAL COMMERCIAL COMMITMENTS

                                                          ---------------------------------------------------------
                                                                 Amount of Commitment Expiration Per Period
                                                          ---------------------------------------------------------
                                                  Total
                                                 Amounts      Less than                                  More than
                                                Committed      1 Year      1-3 Years     4-5 Years        5 Years
                                             ----------------------------------------------------------------------
Line of credit                                   $150,000                    $150,000
Guarantee of nonconsolidated entity debt         $ 23,000                    $ 23,000
                                             ----------------------------------------------------------------------
Total Commercial Commitments                     $173,000            $0      $173,000           $0               $0
                                             ======================================================================

MARKET RISKS

INTEREST RATES

The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt which averaged 4.3% in fiscal year 2003. These interest rate swap agreements were designated as fair value hedges.

The Financial Services segment of the business, including Reyna Funding, L.L.C., an affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. Management believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. The company does not use financial instruments for trading purposes. During fiscal year 2002, Reyna Funding, L.L.C., an affiliate of the company, entered into $100,000 of interest rate swaps in connection with obtaining $100,000 of variable rate debt. See Note 7 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

Because fixed rate finance receivables are primarily funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a one percentage point move in interest rates would not have a material effect on the company's financial statements. See Note 7 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments and interest rate management agreements.

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations, primarily in Canada, which accounted for 6% of net sales and revenues in 2002. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At September 30, 2002, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at September 30, 2002, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTERS

See Note 13 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARDS

See Note 15 to the Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements in this Management's Discussion and Analysis of the Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management's judgment, beliefs, current trends and market conditions. Forward-looking statements made by the company may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. The company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See also the discussion of factors that may affect future results contained in the company's Current Report on Form 8-K filed with the SEC on August 11, 2000, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risks" section in Management Discussion and Analysis (Part II, Item 7 of this report on page 14).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV (page 18) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, background information and business experience for each of the company's directors and nominees are incorporated herein by reference to the section of the company's Proxy Statement for its 2003 Annual Meeting of Shareholders captioned "PROPOSAL I - ELECTION OF DIRECTORS."

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the company, as of December 2, 2002, are:

NAME                                          AGE          POSITION
----                                          ---          --------
Lloyd G. Waterhouse                           51           Chief Executive Officer, Chairman and President
Dale L. Medford                               52           Executive Vice President and Chief Financial Officer,
                                                           and Director
Douglas M. Ventura                            42           Vice President Business Development, General Counsel
                                                           and Secretary
Michael J. Gapinski                           52           Treasurer and Assistant Secretary

A description of prior positions held by executive officers of the company within the past 5 years, to the extent applicable, is as follows:

Mr. Waterhouse has been Chief Executive Officer, Chairman and President since January 2002; prior thereto President and Chief Executive Officer from November 2000 to January 2002; prior thereto President and Chief Operating Officer from May 1999 to November 2000; prior thereto General Manager of E-Business Services for IBM Corporation from July 1998 to May 1999; and prior thereto General Manager of Marketing & Business Development for IBM Global Services from 1996 to July 1998.

Mr. Ventura has been Vice President Business Development, General Counsel and Secretary since June 2002; prior thereto Vice President Alliances and Acquisitions, General Counsel and Secretary from January 2002 to June 2002; prior thereto, General Counsel and Secretary from September 2000 to January 2002; prior thereto was Associate General Counsel and Assistant Secretary from September 1996 to September 2000.

All other executive officers of the company have held their positions for at least 5 years.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with the filings required under Section 16(a) of the Securities Exchange Act of 1934 is herein incorporated by reference to the section of the company's Proxy Statement for its 2003 Annual Meeting of Shareholders captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11. EXECUTIVE COMPENSATION

Information on compensation of the company's executive officers and directors is incorporated herein by reference to the section of the company's Proxy Statement for its 2003 Annual Meeting of Shareholders captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of Common Shares of the company beneficially owned by each five percent shareholder, director or current nominee for director, officer and by all directors and officers as a group as of December 1, 2002 is incorporated herein by reference to the section of the company's Proxy Statement for its 2003 Annual Meeting of Shareholders captioned "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

The following table sets forth certain information regarding compensation plans under which the company's equity securities have been authorized for issuance.

                     EQUITY COMPENSATION PLAN INFORMATION
                     (In thousands except per share data)

------------------------------------------------------------------------------------------------------------------------
                                 (a)                        (b)                        (c)
------------------------------------------------------------------------------------------------------------------------
Plan Category                    Number of securities to    Weighted-average           Number of securities remaining
                                 be issued upon exercise    exercise price of          available for future issuance
                                 of outstanding options,    outstanding options,       under equity compensation plans
                                 warrants and rights        warrants and rights        (excluding securities reflected
                                                                                       in column [a])
------------------------------------------------------------------------------------------------------------------------
Equity                                 7,632                     20.00                            3,308(1)
compensation plans approved by
shareholders
------------------------------------------------------------------------------------------------------------------------
Equity
compensation plans not                 5,443                     20.05                                 (2)
approved by shareholders
------------------------------------------------------------------------------------------------------------------------
TOTAL                                 13,075                     20.02                            3,308
------------------------------------------------------------------------------------------------------------------------

(1) The total number of Class A Common Shares ("Shares") authorized for issuance under the company's Stock Option Plan - 1995 (which was approved by the company's shareholders) is 1,000 Shares plus an amount each year equal to the lesser of (i) two percent of the company's total issued and outstanding Shares as of October 1 of each full or partial company fiscal year during which the plan is in effect beginning October 1, 1995 or (ii) 834.

(2) The number of Class A Common Shares authorized for issuance under the company's 2001 Shares Plan (which was not approved by the company's shareholders) is determined on or about October 1 of each year by the company's board of directors in its sole discretion. The number of shares authorized for issuance during the year beginning October 1, 2002 was 984 shares.

Following are the features of the equity compensation plans not approved by shareholders:

2001 SHARES PLAN

On August 7, 2001, the company's board of directors approved the 2001 Shares Plan. The plan was not approved by our shareholders. The purpose of the plan is to provide employees with an additional incentive to contribute to the company's success and to assist it in attracting and retaining the best personnel. The plan provides for the granting of non-qualified stock options to full-time employees and part-time, benefits-eligible employees who are not eligible to participate in any other stock option plans. (The directors and key employees of the company participate in the Stock Option Plan - 1995, which was approved by our shareholders, and, therefore, they do not participate in this plan.)

Pursuant to the plan, each year the Board of Directors determines the number of shares which may be issued upon the exercise of options to be granted on October 1 (or such other date determined by the Board) for the fiscal year under consideration. The 2001 Shares Committee, which consists of persons appointed by the Board who are not eligible to participate in the plan, has the authority to select the employees to receive stock options under the plan, determine the number of shares to be subject to the options granted, and determine the terms and conditions of the options granted including, without limitation, the option price. Each option is evidenced by an option certificate which sets forth the terms and conditions of the particular option as determined by the Committee. Unless the Committee determines otherwise, the exercise price per share subject to the option is the fair market value of our common stock on the date of grant, and the option is exercisable on and after the third anniversary of the date of grant provided that the employee has been continuously employed by us since the date of grant. Certain exceptions may be made by the Committee in the event the employee dies, retires or is terminated for reasons other than for cause. No option may have a term of more than ten years. The Committee has determined that for options granted on or after October 1, 2002, such options will be exercisable on and after the second anniversary (rather than the third anniversary) of the date of grant and that the term of such options will be seven years (rather than ten years). The plan expires on September 30, 2006 but may be earlier terminated or modified by the Committee or the Board of Directors, but no termination or modification of the plan or any option granted may adversely affect any stock option previously granted under the plan without the consent of the plan participant.

1996 SHARES PLAN

On August 6, 1996, the board of directors adopted the 1996 Shares Plan. This plan was not approved by the company's shareholders. The terms of the plan are substantially similar to the terms of the 2001 Shares Plan described above. The plan expired on September 30, 2001. Accordingly, no new stock options may be granted under the plan. The options granted under the plan had a term of ten years. Therefore, options issued under the plan remain outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the company's Proxy Statement for its 2003 Annual Meeting of Shareholders captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 14. CONTROLS AND PROCEDURES

Reynolds management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     PART IV
                             (Dollars in thousands)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

      The following consolidated financial statements of the company are set forth on pages 31-54.

         Statements of Consolidated Income - For The Years Ended
                  September 30, 2002, 2001 and 2000

         Consolidated Balance Sheets - September 30, 2002 and 2001

         Statements of Consolidated Shareholders' Equity and Comprehensive Income - For The Years Ended September 30, 2002, 2001 and 2000

         Statements of Condensed Consolidated Cash Flows - For the Years Ended
                  September 30, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements (Including Supplementary
                  Data)

(a) (2) FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2002 ARE ATTACHED HERETO:

           Schedule II       Valuation Accounts                     Page 55

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3)  EXHIBITS

------------------------------------------------------------------------------------------------------------
Exhibit No.        Item
------------------------------------------------------------------------------------------------------------
(3)(a)             Amended Articles of Incorporation, Restatement effective February 9, 1995; incorporated by reference to Exhibit A of the company's definitive proxy statement dated January 5,
                   1995 filed with the Securities and Exchange Commission.
------------------------------------------------------------------------------------------------------------
(3)(b)             Amendment to Amended and Restated Articles of Incorporation, effective April 25, 1997;
                   incorporated by reference to Exhibit 2 of the company's Form 8A/A dated October 20, 1998 filed with the Securities and Exchange Commission.
------------------------------------------------------------------------------------------------------------
(3)(c)             Amendment to Amended and Restated Articles of Incorporation, effective April 18, 2001;
                   incorporated by reference to Exhibit (3)(c) to Form 10-K for the fiscal year ended
                   September 30, 2001.
------------------------------------------------------------------------------------------------------------
(3)(d)             Amended and Restated Consolidated Code of Regulations; incorporated by reference to
                   Exhibit A to the company's definitive proxy statement dated January 8, 2001 filed with the Securities and Exchange Commission.
------------------------------------------------------------------------------------------------------------
(4)(a)             Copies of the agreements relating to long-term debt, which are not required as exhibits to this Form 10-K, will be provided to the Securities and Exchange Commission upon request.
------------------------------------------------------------------------------------------------------------
(4)(b)             Amended and Restated Rights Agreement between The Reynolds and Reynolds Company and
                   Mellon Investor Services, L.L.C. as Rights Agent dated as of December 1, 2001;
                   incorporated by reference to Exhibit (4)(b) to Form 10-K for the fiscal year ended
                   September 30, 2001.
------------------------------------------------------------------------------------------------------------
(9)                Not applicable.
------------------------------------------------------------------------------------------------------------
(10)(c)*           Amended and Restated Employment Agreement with Lloyd G. Waterhouse, as of December 1,
                   2001;  incorporated by reference to Exhibit (10)(c) to Form 10-K for the fiscal year ended September 30, 2001.
------------------------------------------------------------------------------------------------------------
(10)(d)*           Employment Agreement with Dale L. Medford dated as of May 7, 2001; incorporated by reference to Exhibit (10)(d) to Form 10-K for the fiscal year ended September 30, 2001.
------------------------------------------------------------------------------------------------------------
(10)(e)*           Employment Agreement with Timothy J. Bailey dated as of December 1, 2001;  incorporated by reference to Exhibit (10)(e) to Form 10-K for the fiscal year ended September 30,
                   2001.
------------------------------------------------------------------------------------------------------------
(10)(f)*           Employment Agreement with Douglas M. Ventura dated as of December 1, 2001;  incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30,
                   2001.
------------------------------------------------------------------------------------------------------------
(10)(g)*           Change in Control Agreement with Paul S. Guthrie dated as of June 28, 2002.
------------------------------------------------------------------------------------------------------------
(10)(h)*           Amended and Restated Employment Agreement with Robert C. Nevin dated as of February 1,
                   1997;  incorporated by reference to Exhibit (10)(b) to Form 10-K for the fiscal year ended September 30, 1997.
------------------------------------------------------------------------------------------------------------
(10)(i)*           Employment Agreement with Rodney A. Hedeen dated February 1, 1997; incorporated by reference to Exhibit (10)(e) to Form 10-K for the fiscal year ended September 30, 1997.
------------------------------------------------------------------------------------------------------------
(10)(j)*           General form of Indemnification Agreement between the company and each of its directors dated as of August, 6, 2002.
------------------------------------------------------------------------------------------------------------
(10)(k)*           Amended and Restated Stock Option Plan -- 1989, effective November 13, 2001;
                   incorporated by reference to Exhibit (10)(k) to Form 10-K for the fiscal year ended
                   September 30, 2001.
------------------------------------------------------------------------------------------------------------
(10)(l)*           Restated Stock Option Plan - 1995, effective November 13, 2001; incorporated by reference to Exhibit (10)(k) to Form 10-K for the fiscal year ended September 30, 2001.
------------------------------------------------------------------------------------------------------------
(10)(m)*           1996 Shares Plan, adopted August 6, 1996 and filed with the SEC as Exhibit 4(e) to Form
                   S-8 filed on August 13, 1999.
------------------------------------------------------------------------------------------------------------
(10)(n)*           2001 Shares Plan, adopted August 7, 2001 and filed with the SEC as Exhibit 4(g) to Form
                   S-8 filed on October 1, 2001.
------------------------------------------------------------------------------------------------------------
(10)(o)*           The Reynolds and Reynolds Company Supplemental Retirement Plan; incorporated by reference to Exhibit (10)(G) to Form 10-K for the fiscal year ended September 30, 1980.
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Exhibit No.        Item
------------------------------------------------------------------------------------------------------------
(10)(p)*           The Reynolds and Reynolds Company Supplemental Retirement Plan; Amendment No. 2,
                   adopted on August 17, 1982;  incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1982.
------------------------------------------------------------------------------------------------------------
(10)(q)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 3,
                   adopted on August 16, 1983;  incorporated by reference to Exhibit (10)(j) to Form 10-K for the fiscal year ended September 30, 1983.
------------------------------------------------------------------------------------------------------------
(10)(r)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 4,
                   adopted on November 6, 1984;  incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1984.
------------------------------------------------------------------------------------------------------------
(10)(s)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 5,
                   adopted on May 13, 1985;  incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1985.
------------------------------------------------------------------------------------------------------------
(10)(t)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 6,
                   adopted on February 11, 1986;  incorporated by reference to Exhibit (10)(r) to Form 10-K for the fiscal year ended September 30, 1986.
------------------------------------------------------------------------------------------------------------
(10)(u)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 7,
                   adopted on August 12, 1986;  incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1986.
------------------------------------------------------------------------------------------------------------
(10)(v)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 8,
                   adopted on February 10, 1987;  incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1987.
------------------------------------------------------------------------------------------------------------
(10)(w)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 9,
                   adopted on August 11, 1987;  incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.
------------------------------------------------------------------------------------------------------------
(10)(x)*           The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 10,
                   adopted on May 8, 1989;  incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1989.
------------------------------------------------------------------------------------------------------------
(10)(y)*           The Reynolds and Reynolds Company Restated Supplemental Retirement Plan adopted
                   November 9, 1988;  incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended September 30, 1989.
------------------------------------------------------------------------------------------------------------
(10)(z)*           Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                   Supplemental Retirement Plan dated as of December 1, 1989; incorporated by reference to
                   Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1989.
------------------------------------------------------------------------------------------------------------
(10)(aa)*          Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                   Supplemental Retirement Plan (Amendment No. 1), dated as of November 13, 1990;
                   incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended
                   September 30, 1990.
------------------------------------------------------------------------------------------------------------
(10)(bb)*          Resolution of the Board of Directors amending The Reynolds and Reynolds Company
                   Supplemental Retirement Plan (Amendment No. 2), dated as of July 23, 1991; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30,
                   1991.
------------------------------------------------------------------------------------------------------------
(10)(cc)*          The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 3, adopted
                   August 8, 1995;  incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1995.
------------------------------------------------------------------------------------------------------------
(10)(dd)*          The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 4, adopted
                   March 14,  1997;  incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1997.
------------------------------------------------------------------------------------------------------------
(10)(ee)*          The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 5, adopted
                   November 12, 2001;  incorporated by reference to Exhibit (10)(cc) to Form 10-K for the fiscal year ended September 30, 2001.
------------------------------------------------------------------------------------------------------------
(10)(ff)*          Description of The Reynolds and Reynolds Company Annual Incentive Compensation Plan
                   adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Exhibit No.        Item
------------------------------------------------------------------------------------------------------------
(10)(gg)*          Description of The Reynolds and Reynolds Company Amended and Restated Annual Incentive
                   Compensation Plan effective October 1, 1995; incorporated by reference to (10)(ff) to
                   Form 10-K for the fiscal year ended September 30, 1995.
------------------------------------------------------------------------------------------------------------
(10)(hh)*          A performance-based incentive compensation plan for the Chief Executive Officer and those other officers permitted under Internal Revenue Code Section 162(m) incorporated by reference to Proposal II within the company's definitive proxy statement dated January 4,
                   2000 filed with the Securities and Exchange Commission.
------------------------------------------------------------------------------------------------------------
(10)(ii)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                   Company Salaried Retirement Plan) October 1, 1995 Restatement; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1995.
------------------------------------------------------------------------------------------------------------
(10)(jj)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                   Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 1, adopted
                   December 19, 1996; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.
------------------------------------------------------------------------------------------------------------
(10)(kk)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                   Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 2, adopted
                   August 11, 1997; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.
------------------------------------------------------------------------------------------------------------
(10)(ll)*          The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds
                   Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 3, adopted
                   September 22, 1998, as filed herewith; incorporated by reference to Exhibit (10)(oo) to
                   Form 10-K for the fiscal year ended September 30, 1998.
------------------------------------------------------------------------------------------------------------
(10)(mm)*          General Form of Deferred Compensation Agreement between the company and each of the following officers: R. H. Grant, III, David R. Holmes and Dale L. Medford; incorporated by reference to Exhibit (10)(p) to Form 10-K for the fiscal year ended September 30,
                   1983.
------------------------------------------------------------------------------------------------------------
(10)(nn)*          Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Deferred Compensation Agreements between the company and each of the following officers: David R. Holmes, Dale L. Medford and Daniel W. Dittman; incorporated by reference to Exhibit (10)(fff) to Form 10-K for the fiscal year ended September 30, 1989.
------------------------------------------------------------------------------------------------------------
(10)(oo)*          General Form of Collateral Assignment Split-Dollar Insurance Agreement and Policy and
                   Non-Qualified Compensation and Disability Benefit Agreement between the company and each of the following officers: Michael J. Gapinski and Dale L. Medford; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1985.
------------------------------------------------------------------------------------------------------------
(10)(pp)*          Resolution of the Board of Directors and General Form of Amendment dated December
                   1, 1989 to the Non-Qualified Compensation and Disability Benefit between the company and each of the following officers: Michael J. Gapinski and Dale L. Medford; incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended September 30, 1989.
------------------------------------------------------------------------------------------------------------
(10)(qq)*          General Form of Non-Qualified Deferred Compensation and Disability Agreement between the Company and each of its officers effective December 1, 2001; incorporated by reference to Exhibit (10)(qq) of Form 10-K for fiscal year ended September 30, 2001.
------------------------------------------------------------------------------------------------------------
(10)(rr)           Agreement dated March 11,  1963, between the company and Richard H. Grant, Jr., restricting transfer of Class B Common Stock of the company; incorporated by reference to Exhibit 9 to Registration Statement No. 2-40237 on Form S-7.
------------------------------------------------------------------------------------------------------------
(10)(ss)           Amendment dated February 14, 1984 to Richard H. Grant, Jr.'s Agreement restricting transfer of Class B Common Stock of the company dated March 11, 1963; incorporated by reference to Exhibit (10)(u) to Form 10-K for the fiscal year ended September 30, 1984.
------------------------------------------------------------------------------------------------------------
(11)               Not applicable
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Exhibit No.        Item
------------------------------------------------------------------------------------------------------------
(12)               Not applicable
------------------------------------------------------------------------------------------------------------
(13)               Not applicable
------------------------------------------------------------------------------------------------------------
(18)               Not applicable
------------------------------------------------------------------------------------------------------------
(21)               List of subsidiaries (See Page 80)
------------------------------------------------------------------------------------------------------------
(22)               Not applicable
------------------------------------------------------------------------------------------------------------
(23)               Consent of Independent Auditors (See Page 30)
------------------------------------------------------------------------------------------------------------
(24)               Not Applicable
------------------------------------------------------------------------------------------------------------
(99.1)             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------------------------
(99.2)             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------------------------

                  * Contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b)      REPORTS ON FORM 8-K

During the quarter ended September 30, 2002, no reports on Form 8-K were filed.

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

Please refer to Part IV, Item 15(a)(3) beginning on page 19.

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

--------------------------------------------------------------------------------

     The Company provides free of charge access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other SEC filings, through our website, www.reyrey.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

   The Company will also provide free of charge a copy of its 2002 Annual
               Report to Shareholders upon written request to:

        DOUGLAS M. VENTURA, VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY
                        THE REYNOLDS AND REYNOLDS COMPANY
                                 P. O. BOX 2608
                               DAYTON, OHIO 45401

                     Or by calling: 1-888-4REYREY (473-9739)

--------------------------------------------------------------------------------

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    THE REYNOLDS AND REYNOLDS COMPANY

                             By  /s/ DOUGLAS M. VENTURA
                             ---------------------------------------------------

                                 DOUGLAS M. VENTURA
                                 Vice President, General Counsel and Secretary
Date:    December 13, 2002

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:    December 13, 2002
                             By  /s/ LLOYD G. WATERHOUSE
                             ---------------------------------------------------

                                 LLOYD G. WATERHOUSE
                                 Chief Executive Officer, Chairman and President (Principal Executive Officer)

Date:    December 13, 2002
                             By  /s/ DALE L. MEDFORD
                             ---------------------------------------------------

                                 DALE L. MEDFORD
                                 Executive Vice President and Chief
                                 Financial Officer (Principal Financial and
                                 Accounting Officer) and Director

Date:    December 13, 2002
                             By  /s/ JAMES L. ARTHUR
                             ---------------------------------------------------

                                 JAMES L. ARTHUR, Director

Date:    December 13, 2002
                             By  /s/ STEPHANIE W. BERGERON
                             ---------------------------------------------------

                                 STEPHANIE W. BERGERON, Director

Date:    December 13, 2002
                             By  /s/ DR. DAVID E. FRY
                             ---------------------------------------------------

                                 DR. DAVID E. FRY, Director

Date:    December 13, 2002
                             By  /s/ RICHARD H. GRANT, III
                             ---------------------------------------------------

                                 RICHARD H. GRANT, III, Director

Date:    December 13, 2002
                             By  /s/ IRA D. HALL
                             ---------------------------------------------------

                                 IRA D. HALL, Director

Date:    December 13, 2002
                             By  /s/ CLEVE L. KILLINGSWORTH, JR.,
                             ---------------------------------------------------

                                 CLEVE L. KILLINGSWORTH, JR.
                                 Director

Date:    December 13, 2002
                             By  /s/ EUSTACE W. MITA
                             ---------------------------------------------------

                                 EUSTACE W. MITA, Director

Date:    December 13, 2002
                             By  /s/ PHILIP A. ODEEN
                             ---------------------------------------------------

                                 PHILIP A. ODEEN, Director

Date:    December 13, 2002
                             By  /s/ DONALD K. PETERSON
                             ---------------------------------------------------

                                 DONALD K. PETERSON, Director

                                  CERTIFICATION

I, Lloyd G. Waterhouse, principal executive officer, certify that:

   1. I have reviewed this annual report on Form 10-K of The Reynolds and Reynolds Company.

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  December 13, 2002                       /s/ Lloyd G. Waterhouse
      --------------------       -----------------------------------------------
                                                             Lloyd G. Waterhouse
                                 Chief Executive Officer, Chairman and President

                                  CERTIFICATION

I, Dale L. Medford, principal financial officer, certify that:

   1. I have reviewed this annual report on Form 10-K of The Reynolds and Reynolds Company.

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  December 13, 2002                       /s/ Dale L. Medford
      --------------------       -----------------------------------------------
                                                                 Dale L. Medford
                            Executive Vice President and Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 14(a)(1) and (2); 14(c) and (d)
                  Financial Statements, Schedules and Exhibits
                          Year Ended September 30, 2002
                        The Reynolds and Reynolds Company
                                  Dayton, Ohio

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

Lloyd G. "Buzz" Waterhouse                           Dale L. Medford
Chief Executive Officer, Chairman and President      Executive Vice President
                                                     and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 2002 and 2001, and the related statements of consolidated income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule included as Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Dayton, Ohio
November 12, 2002

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in The Reynolds and Reynolds Company (1) Registration Statement No. 33-56045 on Form S-8, (2) Post-Effective Amendment No. 1 to Registration Statement No. 333-12681 on Form S-8, (3) Registration Statement No. 333-16583 on Form S-3, (4) Registration Statement No. 333-18585 on Form S-3, (5) Registration Statement No. 333-41983 on Form S-3, (6) Registration Statement No. 333-41985 on Form S-3, (7) Post-Effective Amendment No. 1 to Registration Statement No. 33-51895 on Form S-3, (8) Post-Effective Amendment No. 1 to Registration Statement No. 33-58877 on Form S-3, (9) Pre-Effective Amendment No. 1 to Registration Statement No. 33-61725 on Form S-3, (10) Registration Statement No. 33-59615 on Form S-3, (11) Registration Statement No. 33-59617 on Form S-3, (12) Registration Statement No. 333-12967 on Form S-3, (13) Registration Statement No. 333-72639 on Form S-3, (14) Registration Statement No. 333-85177 on Form S-8, (15) Registration Statement No. 333-85179 on Form S-8, (16) Registration Statement No. 333-85551 on Form S-8, (17) Registration Statement No. 333-94687 on Form S-3, (18) Registration Statement No. 333-30090 on Form S-8, (19) Registration Statement No. 333-53798 on Form S-3, (20) Registration Statement No. 333-57272 on Form S-8, (21) Registration Statement No. 333-70630 on Form S-8, and (22) Registration Statement No. 333-86780 on Form S-8 of our report dated November 12, 2002, appearing in this Annual Report on Form 10-K of The Reynolds and Reynolds Company for the year ended September 30, 2002, and to the reference to Deloitte & Touche LLP under the heading "Experts" in the respective Prospectuses, which is part of each of the above Registration Statements.

DELOITTE & TOUCHE LLP
Dayton, Ohio
December 13, 2002

                        STATEMENTS OF CONSOLIDATED INCOME
                      (In thousands except per share data)

For The Years Ended September 30                              2002                  2001              2000
------------------------------------------------------------------------------------------------------------
Net Sales and Revenues
   Services                                                 $604,191            $  600,681          $535,372
   Products                                                  346,483               361,413           379,109
   Financial services                                         41,709                41,918            40,206
                                                            --------            ----------          --------
   Total net sales and revenues                              992,383             1,004,012           954,687
                                                            --------            ----------          --------
Cost of sales
   Services                                                  211,014               220,721           203,311
   Products                                                  192,077               203,933           212,433
   Financial services                                         10,645                13,258            14,224
                                                            --------            ----------          --------
   Total cost of sales                                       413,736               437,912           429,968
                                                            --------            ----------          --------
Gross profit                                                 578,647               566,100           524,719
Selling, general and administrative expenses                 400,120               394,368           358,950
Restructuring charges                                                                                 10,560
                                                            --------            ----------          --------
Operating Income                                             178,527               171,732           155,209
                                                            --------            ----------          --------
Other Charges (Income)
   Interest expense                                            4,126                 5,303             7,441
   Interest income                                            (3,848)               (7,818)           (6,736)
   Equity in net losses of affiliated companies               13,201                13,019             4,416
   Other - net                                                   100                (1,296)              (54)
                                                            --------            ----------          --------
   Total other charges                                        13,579                 9,208             5,067
                                                            --------            ----------          --------
Income Before Income Taxes                                   164,948               162,524           150,142
Income Taxes                                                  49,396                64,590            61,702
                                                            --------            ----------          --------
Income from Continuing Operations                            115,552                97,934            88,440
Income from Discontinued Operations                                                  1,623            28,156
                                                            --------            ----------          --------
Income Before Cumulative Effect of Accounting Change         115,552                99,557           116,596
Cumulative Effect of Accounting Change                       (36,563)
                                                            --------            ----------          --------
Net Income                                                  $ 78,989            $   99,557          $116,596
                                                            ========            ==========          ========

Basic Earnings Per Common Share
   Income from continuing operations                        $   1.63            $     1.34          $   1.14
   Income from discontinued operations                                          $      .02          $    .36
   Income before cumulative effect of accounting change     $   1.63            $     1.36          $   1.50
   Cumulative effect of accounting change                      ($.52)
   Net income                                               $   1.12            $     1.36          $   1.50
   Average number of common shares outstanding                70,692                73,183            77,474

Diluted Earnings Per Common Share
   Income from continuing operations                        $   1.58            $     1.31          $   1.11
   Income from discontinued operations                                          $      .02          $    .35
   Income before cumulative effect of accounting change     $   1.58            $     1.33          $   1.47
   Cumulative effect of accounting change                      ($.50)
   Net income                                               $   1.08            $     1.33          $   1.47
   Average number of common shares and
     equivalents outstanding                                  73,357                74,919            79,499

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

September 30                                      2002             2001
---------------------------------------------------------------------------
                           AUTOMOTIVE SOLUTIONS ASSETS
                           ---------------------------
Current Assets
  Cash and equivalents                         $  155,295       $  110,511
                                               ----------       ----------
  Accounts receivable (less allowance for
    doubtful accounts: 2002--$4,902;
    2001--$3,662)                                 117,471          124,954
                                               ----------       ----------
  Inventories
    Finished products                              12,539           10,271
    Work in process                                   365              398
    Raw materials and supplies                        163              177
                                               ----------       ----------
    Total inventories                              13,067           10,846
                                               ----------       ----------
  Deferred income taxes                            15,575           24,348
                                               ----------       ----------
  Prepaid expenses and other assets                16,395           16,465
                                               ----------       ----------
  Total current assets                            317,803          287,124
                                               ----------       ----------
Property, Plant and Equipment
  Land and improvements                            15,641            9,921
  Buildings and improvements                      109,809           64,668
  Computer equipment                              105,255          135,256
  Machinery and equipment                          40,666           42,004
  Furniture and other                              42,883           34,405
  Construction in progress                          6,377           51,859
                                               ----------       ----------
  Total property, plant and equipment             320,631          338,113
  Less accumulated depreciation                   159,558          179,062
                                               ----------       ----------
  Net property, plant and equipment               161,073          159,051
                                               ----------       ----------
Intangible Assets
  Goodwill                                         28,999           34,663
  Software licensed to customers                   81,557           59,690
  Acquired intangible assets                       44,366          102,018
  Other                                             3,382            5,244
                                               ----------       ----------
  Total intangible assets                         158,304          201,615
                                               ----------       ----------
Other Assets                                       92,380           84,283
                                               ----------       ----------
Total Automotive Solutions Assets                 729,560          732,073
                                               ----------       ----------

                            FINANCIAL SERVICES ASSETS
                            -------------------------
Cash                                                  635              441
Finance Receivables                               406,160          421,370
Other Assets                                          810              523
                                               ----------       ----------
Total Financial Services Assets                   407,605          422,334
                                               ----------       ----------

TOTAL ASSETS                                   $1,137,165       $1,154,407
                                               ==========       ==========
































September 30                                       2002            2001
--------------------------------------------------------------------------
                        AUTOMOTIVE SOLUTIONS LIABILITIES
                        --------------------------------
Current Liabilities
  Current portion of long-term debt            $    6,061       $    6,061
  Accounts payable
    Trade                                          41,186           41,258
    Other                                           3,958            3,380
  Accrued liabilities
    Compensation and related items                 52,599           43,321
    Income taxes                                      316           19,018
    Other                                          28,945           28,519
  Deferred revenues                                24,404           18,362
                                               ----------       ----------
  Total current liabilities                       157,469          159,919
                                               ----------       ----------
Long-Term Debt                                    107,408          105,805
                                               ----------       ----------
Other Liabilities
  Pensions                                         49,932           56,192
  Postretirement medical                           43,471           42,742
  Other                                             3,085            5,066
                                               ----------       ----------
  Total other liabilities                          96,488          104,000
                                               ----------       ----------
Total Automotive Solutions Liabilities            361,365          369,724
                                               ----------       ----------

                         FINANCIAL SERVICES LIABILITIES
                         ------------------------------
Notes Payable                                     217,252          203,512
Deferred Income Taxes                              94,543           96,812
Other Liabilities                                   8,979            7,576
                                               ----------       ----------
Total Financial Services Liabilities              320,774          307,900
                                               ----------       ----------

                              SHAREHOLDERS' EQUITY
                              --------------------
Capital Stock
  Preferred
  Class A common                                  216,518          167,356
  Class B common                                      500              625
Other Comprehensive Losses                        (14,234)          (9,547)
Retained Earnings                                 252,242          318,349
                                               ----------       ----------
Total Shareholders' Equity                        455,026          476,783
                                               ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,137,165       $1,154,407
                                               ==========       ==========

See Notes to Consolidated Financial Statements.

    STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands except per share data)

For The Years Ended September 30                              2002                 2001              2000
------------------------------------------------------------------------------------------------------------
Capital Stock
   Class A common
     Balance, beginning of year                             $167,356            $124,247           $ 78,598
     Capital stock issued                                     51,106              44,455             46,842
     Converted from Class B common                               125
     Capital stock repurchased                               (11,374)            (10,968)            (5,653)
     Capital stock retired                                      (951)               (459)              (808)
     Tax benefits from stock options                          10,256              10,081              5,268
                                                            --------            --------           --------
     Balance, end of year                                    216,518             167,356            124,247
                                                            --------            --------           --------
   Class B common
     Balance, beginning of year                                  625                 625                625
     Converted to Class A common                                (125)
                                                            --------            --------           --------
     Balance, end of year                                        500                 625                625
                                                            --------            --------           --------
Other Comprehensive Income (Losses)
   Balance, beginning of year                                 (9,547)             (7,139)            (9,448)
   Foreign currency translation                                 (186)             (1,591)              (645)
   Minimum pension liability                                  (3,679)                847              2,954
   Cumulative effect of accounting change                                             15
   Net unrealized losses on derivative contracts                (822)             (1,679)
                                                            --------            --------           --------
   Balance, end of year                                      (14,234)             (9,547)            (7,139)
                                                            --------            --------           --------
Retained Earnings
   Balance, beginning of year                                318,349             380,761            393,660
   Net income                                                 78,989              99,557            116,596
   Cash dividends
     Class A common (2002--$.44 per share;
          2001--$.44 per share; 2000--$.44
          per share)                                         (30,715)            (31,681)           (33,690)
     Class B common (2002--$.022 per share;
          2001--$.022 per share; 2000--$.022
          per share)                                            (374)               (440)              (440)
   Capital stock repurchased                                (114,007)           (129,848)           (95,365)
                                                            --------            --------           --------
   Balance, end of year                                      252,242             318,349            380,761
                                                            --------            --------           --------
Total Shareholders' Equity                                  $455,026            $476,783           $498,494
                                                            ========            ========           ========
Comprehensive Income
   Net income                                               $ 78,989            $ 99,557           $116,596
   Foreign currency translation                                 (186)             (1,591)              (645)
   Minimum pension liability                                  (3,679)                847              2,954
   Cumulative effect of accounting change                                             15
   Net unrealized losses on derivative contracts                (822)             (1,679)
                                                            --------            --------           --------
   Total comprehensive income                               $ 74,302            $ 97,149           $118,905
                                                            ========            ========           ========

See Notes to Consolidated Financial Statements.

                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (In thousands)

For The Years Ended September 30                              2002                2001                2000
------------------------------------------------------------------------------------------------------------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided by Operating Activities                 $ 158,071          $ 165,548           $ 118,948
                                                            ---------          ---------           ---------
Cash Flows Provided by (Used for) Investing Activities
   Business combinations                                       (5,971)           (12,008)           (101,635)
   Capital expenditures                                       (37,067)           (51,383)            (65,677)
   Net proceeds from sales of assets                            9,674              3,770               9,157
   Capitalization of software licensed to customers           (20,370)           (20,310)            (20,258)
   Repayments from (advances to) financial services            53,817             (4,321)             13,051
                                                            ---------          ---------           ---------
   Net cash provided by (used for) investing activities            83            (84,252)           (165,362)
                                                            ---------          ---------           ---------
Cash Flows Provided by (Used for) Financing Activities
   Principal payments on debt                                  (6,869)            (7,930)            (61,036)
   Cash dividends paid                                        (31,089)           (32,121)            (34,130)
   Capital stock issued                                        50,155             43,996              16,786
   Capital stock repurchased                                 (125,381)          (140,816)           (101,018)
                                                            ---------          ---------           ---------
   Net cash used for financing activities                    (113,184)          (136,871)           (179,398)
                                                            ---------          ---------           ---------
Effect of Exchange Rate Changes on Cash                          (186)            (1,591)               (645)
                                                            ---------          ---------           ---------
Net Cash Provided by (Used for) Discontinued Operations                          (37,778)            328,317
                                                            ---------          ---------           ---------
Increase (Decrease) in Cash and Equivalents                    44,784            (94,944)            101,860
Cash and Equivalents, Beginning of Year                       110,511            205,455             103,595
                                                            ---------          ---------           ---------
Cash and Equivalents, End of Year                           $ 155,295          $ 110,511           $ 205,455
                                                            =========          =========           =========

FINANCIAL SERVICES
Cash Flows Provided by Operating Activities                 $  19,457          $  14,019           $  20,858
                                                            ---------          ---------           ---------
Cash Flows Provided by (Used for) Investing Activities
   Finance receivables originated                            (154,250)          (178,268)           (132,633)
   Collections on finance receivables                         175,064            168,577             131,854
                                                            ---------          ---------           ---------
   Net cash provided (used for) investing activities           20,814             (9,691)               (779)
                                                            ---------          ---------           ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                      100,000             78,813              63,887
   Principal payments on debt                                 (86,260)           (87,477)            (71,134)
   Advances from (repayments to) automotive solutions         (53,817)             4,321             (13,051)
                                                            ---------          ---------           ---------
   Net cash used for financing activities                     (40,077)            (4,343)            (20,298)
                                                            ---------          ---------           ---------
Increase (Decrease) in Cash and Equivalents                       194                (15)               (219)
Cash and Equivalents, Beginning of Year                           441                456                 675
                                                            ---------          ---------           ---------
Cash and Equivalents, End of Year                           $     635          $     441           $     456
                                                            =========          =========           =========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its domestic and foreign subsidiaries and present details of revenues, expenses, assets, liabilities and cash flows for both Automotive Solutions and Financial Services. Automotive Solutions is comprised of the company's Software Solutions, Transformation Solutions and Documents segments. Financial Services is comprised of Reyna Capital Corporation, Reyna Funding, L.L.C. and a similar operation in Canada. In accordance with industry practice, the assets and liabilities of Automotive Solutions are classified as current or noncurrent and those of Financial Services are unclassified. Intercompany balances and transactions are eliminated.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, cash equivalents and accounts receivable approximate fair value because of the relatively short maturity of these financial instruments. Fair values of debt and interest rate management agreements are based on quoted prices for financial instruments with the same remaining maturities.

CONCENTRATIONS OF CREDIT RISK

The company is a leading provider of information management systems and services to automotive retailers. Substantially all finance receivables and accounts receivable are from automotive retailers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

An allowance for doubtful accounts on accounts receivable and finance receivables is established based on historical loss experience, aging of accounts and current customer and economic conditions. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of any collateral. Recoveries of receivables, previously charged off as uncollectible, are credited to the allowance for doubtful accounts.

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of business forms inventories are determined by the last-in, first-out (LIFO) method. At September 30, 2002 and 2001, LIFO inventories were $4,439 and $4,634, respectively. These inventories determined by the first-in, first-out (FIFO) method would increase by $3,539 in 2002 and $3,784 in 2001. For other inventories, comprised primarily of computer equipment, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful service lives of the assets or asset groups, principally on the straight-line method for financial reporting purposes. Estimated asset lives are:

                                                                 Years
----------------------------------------------------------------------
Land improvements                                                   10
Buildings and improvements                                       3--33
Computer equipment                                               3-- 5
Machinery and equipment                                          3--20
Furniture and other                                              3--15

SOFTWARE LICENSED TO CUSTOMERS

The company capitalizes certain costs of developing its software products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Technological feasibility is established either by creating a detail program design or a tested working model. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Upon general release of a software product to customers, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from three to seven years. Amortization expense for software licensed to customers was $403 in 2002, $1,967 in 2001 and $1,105 in 2000. September 30, 2002 and 2001, accumulated amortization was $33,933 and $48,032, respectively. During 2002, the company disposed of $14,502 of fully amortized software.

GOODWILL

The company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective October 1, 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. See Note 14 for additional information.

The excess of cost over net assets of companies acquired is recorded as goodwill and had been amortized on a straight-line basis over five to twenty years. Amortization expense was $7,122 in 2001 and $7,003 in 2000. At September 30, 2002 and 2001, accumulated amortization was $53,760 and $51,344, respectively.

LONG-LIVED ASSETS

Long-lived assets, goodwill and intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from undiscounted future cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

EQUITY INVESTMENT

During March 2002, the company sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a net gain of $103. The company recorded a loss of $12,274, included with equity in net losses of affiliated companies on the statement of consolidated income, and income tax benefits of $12,377 related to the sale of these shares, included in the provision for income taxes on the statement of consolidated income. The company recorded losses of $7,718 in 2001 and $4,362 in 2000, representing amortization of the intangible assets and its share of Kalamazoo's net losses.

REVENUE RECOGNITION

AUTOMOTIVE SOLUTIONS

Sales of computer hardware and business forms products are recorded when title passes upon shipment to customers. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." The company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
(iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Service revenues, which include computer hardware maintenance, software support, training, consulting and Web hosting are recorded ratably over the contract period or as services are performed. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence of fair value exists for those elements. Software revenues which do not meet the criteria set forth in Emerging Issues Task Force (EITF) Issue No. 00-3, "Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," are recorded ratably over the contract period as services are provided.

FINANCIAL SERVICES

Financial Services revenues consist primarily of interest earned on financing the company's computer systems sales. Revenues are recognized over the lives of financing contracts, generally five years, using the interest method.

LEASE OBLIGATIONS

The company leases premises and equipment under operating lease agreements. Certain of these leases contain renewal and purchase options and residual value guarantees. As of September 30, 2002, future minimum lease payments relating to operating lease agreements were $39,196 with annual payments of $8,481 in 2003, $7,053 in 2004, $5,414 in 2005, $3,549 in 2006 and $2,716 in 2007. Rental
expenses were $21,814 in 2002, $24,939 in 2001 and $25,188 in 2000.

COMMITMENTS

In 1997, the company entered into an agreement with a trust for the construction and lease of an office building near Dayton, Ohio. This lease is accounted for as an operating lease for financial reporting purposes. Accordingly, neither the asset nor the related liability is reported on the company's balance sheets. The company has guaranteed 80% of the trust's debt related to the construction of the building. At the end of the lease term in August 2004, the company may either purchase the building for $28,800 or sell the building on behalf of the lessor. If the building is sold and the proceeds from the sale are insufficient to repay the investors, the company may be required to make a payment to the lessor of up to 80% of the building's cost. Based on appraised values, management does not believe any additional payments will be required at the termination of the lease.

During 2001, the company entered into an agreement to outsource certain computer services such as desktop and network services through fiscal year 2009. This agreement requires annual payments of about $20,000.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. These costs, primarily representing software development costs, were $68,000 in 2002, $71,000 in 2001 and $76,000 in 2000.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiary because, for the most part, those earnings are permanently reinvested. Undistributed earnings of the foreign subsidiaries at September 30, 2002, were $20,520. The calculation of the unrecognized deferred income tax liability on these earnings is not practicable.

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

                                                                   2002        2001        2000
------------------------------------------------------------------------------------------------
Average number of common shares outstanding
   (used to determine basic EPS)                                  70,692      73,183      77,474
Effect of employee stock options                                   2,665       1,736       2,025
                                                                  ------      ------      ------
Average number of common shares and equivalents
   outstanding (used to determine diluted EPS)                    73,357      74,919      79,499
                                                                  ======      ======      ======

Employee stock options outstanding to purchase 614 shares in 2002, 3,705 shares in 2001 and 4,092 shares in 2000 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

RECLASSIFICATIONS

Certain reclassifications were made to prior years' consolidated financial statements to conform with the presentation used in 2002.

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

On August 4, 2000, the company sold the net assets of its Information Solutions segment to The Carlyle Group for cash of $360,000. An after-tax gain of $10,853 (net of income taxes of $31,181) or $.14 per diluted share and income from operations of $17,303 (net of $13,022 of income taxes) were recorded as discontinued operations in 2000. The Information Solutions segment manufactured and distributed printed business forms and provided forms management services to general business markets.

3. RESTRUCTURING CHARGES

In the fourth quarter of fiscal year 2000, the company completed the sale of the Information Solutions segment and approved a plan for restructuring the rest of the company. The company recorded a pretax restructuring charge of $10,560. This charge consisted of $4,751 of employee termination benefits, $4,715 of retirement costs and $1,094 of lease obligations. During 2001, this restructuring was completed and the costs incurred approximated those originally accrued.

4. BUSINESS COMBINATIONS

In August 2002, the company purchased BoatVentures.com Corporation, a provider of Web-based applications and education processes to boat, power sports and recreational vehicle retailers and manufacturers. Privately-held BoatVentures had revenues of about $1,000 in 2001. The purchase price of $5,971 was paid with cash from existing balances. This business combination was accounted for as a purchase and the accounts of BoatVentures were included in the company's financial statements since the acquisition date. In connection with this business combination the company recorded goodwill of $743 based on the preliminary allocation of the purchase price. BoatVentures was previously partially owned by a member of the company's board of directors and an officer of the company. The company obtained an independent fairness opinion on the purchase price and approval of the company's board of directors prior to consummating this transaction.

In November 2000, the company purchased eCustomerCentric Solutions, Inc., a.k.a. DealerKid, a provider of electronic customer marketing and relationship management software and services for automotive retailers in the United States and Canada. Privately-held DealerKid had revenues of about $2,000 in 2000. The purchase price of $10,452 was paid with $9,758 of cash from existing balances and the issuance of a $694 note payable. This business combination was accounted for as a purchase and the accounts of DealerKid were included in the company's financial statements since the acquisition date. In connection with this business combination the company recorded goodwill of $11,307.

In May 2000, the company purchased the outstanding membership interests of HAC Group, LLC, the leading provider of learning, customer relationship management and Web services to automobile retailers and manufacturers. The privately-held HAC Group had revenues of $65,000 in 1999. The purchase price of $124,660 consisted of $97,460 of cash and the issuance of 1,222 restricted Class A common shares. The issuance of capital stock was considered a noncash transaction for accounting purposes and was not included in the statements of cash flows. This business combination was accounted for as a purchase and the accounts of HAC Group were included in the company's financial statements since the acquisition date. Under terms of the purchase agreement, the company may be required to make additional cash payments over the next year of up to $60,000, contingent on the operating results of the business purchased.

In May 2000, the company and other industry partners formed a new independent company, named ChoiceParts, LLC, to develop an electronic parts exchange for the automotive parts market. The company contributed its existing parts locator business, which had annual revenues of nearly $12,000 and in-process software development of a Web based parts locator product, to ChoiceParts in exchange for a minority equity interest, consisting of both common and preferred interests. The company also made a capital contribution to ChoiceParts of $1,675. This investment is accounted for under the equity method and the carrying value is included with other assets in the company's consolidated balance sheets. The company recorded losses of $709 in 2002, $4,191 in 2001 and $959 in 2000. These losses were recorded as equity in net losses of affiliated companies in the statements of consolidated income.

Under the terms of certain purchase agreements, the company may be required to make additional payments over the next year, contingent on the operating results of the businesses purchased. The effect of contingent arrangements reduced goodwill $728 in 2001 and increased goodwill $728 in 2000.

COMPONENTS OF PURCHASE PRICES

                                                               2002          2001           2000
--------------------------------------------------------------------------------------------------
Cash (net of cash and equivalents acquired)                   $5,971        $12,008       $101,635
Capital stock issued (1,222 shares)                                                         27,200
Note payable issued                                                             694
Contingent payments made
   Capital stock issued
     2000 - 109 shares                                                                       2,048
                                                              ------        --------      --------
Totals                                                        $5,971        $12,702       $130,883
                                                              ======        =======       ========

5.  INCOME TAXES

PROVISION FOR INCOME TAXES

                                                      2002           2001           2000
-----------------------------------------------------------------------------------------
Current
   Federal                                          $28,677        $50,055        $47,831
   State and local                                   (2,626)         8,543          8,598
   Foreign                                            1,600          1,502          1,695
Deferred                                             21,745          4,490          3,578
                                                    -------        -------        -------
Provision for income taxes                          $49,396        $64,590        $61,702
                                                    =======        =======        =======

Income taxes paid (net of refunds)                  $22,321        $56,404        $72,651
                                                    =======        =======        =======

RECONCILIATION OF INCOME TAX RATES

                                                   2002                       2001                      2000
                                            AMOUNT      PERCENT         Amount     Percent        Amount     Percent
--------------------------------------------------------------------------------------------------------------------
Statutory federal income taxes             $57,732       35.0%        $56,884       35.0%        $52,550      35.0%
State and local taxes less federal
   income tax effect                         6,584        4.0           6,611        4.1           5,840       3.9
State tax benefits less federal
   income tax effect                        (5,872)      (3.6)
Sale of Kalamazoo shares                    (7,746)      (4.7)
Goodwill amortization                                                    1,199        .7           1,924       1.3
Other                                       (1,302)       (.8)           (104)       (.1)          1,388        .9
                                           -------      -----         -------      -----         -------     -----
Provision for income taxes                 $49,396       29.9%        $64,590       39.7%        $61,702      41.1%
                                           =======      =====         =======      =====         =======     =====

In fiscal year 2002, the company settled a state income tax audit and filed amended returns in a number of states to correct the apportionment and allocation of taxable income.

AUTOMOTIVE SOLUTIONS DEFERRED INCOME TAX ASSETS (LIABILITIES)

September 30                                                                                     2002        2001
------------------------------------------------------------------------------------------------------------------
Deferred income tax assets
   Postretirement medical                                                                      $18,290     $18,280
   Pensions                                                                                     22,107      24,550
   Receivables allowances                                                                        5,825       4,491
   Other                                                                                        13,628      21,375
Deferred income tax liabilities
   Depreciation and amortization                                                                (9,296)    (21,833)
   Other                                                                                        (3,508)     (1,896)
                                                                                               -------     -------
Totals                                                                                          47,046      44,967
Current                                                                                         15,575      24,348
                                                                                               -------     -------
Noncurrent                                                                                     $31,471     $20,619
                                                                                               =======     =======

FINANCIAL SERVICES DEFERRED INCOME TAX LIABILITIES

Financial Services deferred income tax liabilities resulted from temporary differences from financing the company's computer systems sales.

6.  FINANCIAL SERVICES

INCOME SUMMARY

                                                                               2002          2001         2000
----------------------------------------------------------------------------------------------------------------
Revenues                                                                     $ 41,709      $ 41,918     $ 40,206
Cost of sales - interest expense                                               10,645        13,258       14,224
                                                                             --------      --------     --------
Gross profit                                                                   31,064        28,660       25,982
Selling, general and administrative expenses                                    8,073         5,005        4,987
                                                                             --------      --------     --------
Operating income                                                             $ 22,991      $ 23,655      $20,995
                                                                             ========      ========     ========

FINANCE RECEIVABLES

September 30                                                                                 2002        2001
----------------------------------------------------------------------------------------------------------------
Product financing receivables                                                             $ 442,069    $ 462,950
Unguaranteed residual values                                                                 38,370       40,434
Allowance for doubtful accounts                                                              (6,184)      (5,956)
Unearned interest income                                                                    (70,659)     (78,939)
Other                                                                                         2,564        2,881
                                                                                          ---------    ---------
Totals                                                                                    $ 406,160    $ 421,370
                                                                                          =========    =========

As of September 30, 2002, product financing receivables due for each of the next five years were $171,770 in 2003, $125,888 in 2004, $80,978 in 2005, $45,333 in
2006 and $17,803 in 2007.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

September 30                                                                                 2002         2001
----------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                                  $ 5,956      $ 5,846
Provisions
   Financial services                                                                         4,450        2,500
   Automotive solutions                                                                         540          500
Net losses                                                                                   (4,762)      (2,890)
                                                                                            -------      -------
Balance, end of year                                                                        $ 6,184      $ 5,956
                                                                                            =======      =======

7.  FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

During February 2002, the company entered into $100,000 of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements were designated as fair value hedges. As of September 30, 2002, the fair value of these derivative instruments was an asset of $7,614 and was included in Automotive Solutions' other assets on the consolidated balance sheets. These adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in income. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

                                                                                                          Notional
                                                                                                           Amounts
                                                                                          Notes              Swaps
------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
------------------------------------------------------------------------------------------------------------------
Fixed rate notes, $100,000 face value, maturing in 2007                               $ 107,408          $ 100,000
   Weighted average interest rate                                                           7.0%
   Weighted average pay rate                                                                                   4.3%
   Weighted average receive rate                                                                               7.0%
Fixed rate note, maturing in 2003                                                         6,061
                                                                                      ---------          ---------
Totals                                                                                $ 113,469          $ 100,000
Current portion                                                                           6,061
                                                                                      ---------          ---------
Long-term portion                                                                     $ 107,408          $ 100,000
                                                                                      =========          =========

September 30, 2001
------------------------------------------------------------------------------------------------------------------
Fixed rate notes, $100,000 face value, maturing in 2007                               $  99,745
   Weighted average interest rate                                                           7.0%
Fixed rate note, maturing in 2003                                                        12,121
                                                                                      ---------
Totals                                                                                $ 111,866
Current portion                                                                           6,061
                                                                                      ---------
Long-term portion                                                                     $ 105,805
                                                                                      =========

Loan agreements limit consolidated indebtedness and require a minimum interest coverage ratio. The fair values of Automotive Solutions' financing arrangements were $113,691 at September 30, 2002 and $117,917 at September 30, 2001. At September 30, 2002, debt maturities were $6,061 in 2003 and $100,000 in 2007. Interest paid was $5,653 in 2002, $4,484 in 2001 and $11,048 in 2000. Interest
capitalized was $1,806 in 2002, $4,016 in 2001 and $2,643 in 2000.

At September 30, 2002, the $100,000 notional amount of swap agreements mature in 2007.

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

On January 24, 2002, Reyna Funding, L.L.C., an affiliate of the company, entered into a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also an affiliate of the company, as security for the loan. The securitization allows additional borrowings, up to the $100,000 limit, through January 23, 2003. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. During fiscal year 2002, Reyna Funding, L.L.C. borrowed $100,000 under this agreement. Proceeds received by Reyna Capital Corporation from Reyna Funding, L.L.C. were used to retire other debt. During the fiscal year 2002, Reyna Funding, L.L.C. entered into $100,000 of interest rate swap agreements in connection with obtaining this variable rate debt. These interest rate swap agreements meet the criteria for cash flow hedge accounting and were highly effective.

The fair value of the company's cash flow derivative instruments was a $4,035 liability at September 30, 2002 and a $2,724 liability at September 30, 2001 and was included in Financial Services' other liabilities on the consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2003, the company expects the amounts to be reclassified out of other comprehensive income into earnings to be immaterial to the financial statements.

                                                                                                          Notional
                                                                                                           Amounts
                                                                                          Notes              Swaps
------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
------------------------------------------------------------------------------------------------------------------
Variable rate instruments, maturing through 2006                                      $ 189,033          $ 136,500
   Weighted average interest rate                                                           2.2%
   Weighted average pay rate                                                                                   4.4%
   Weighted average receive rate                                                                               1.8%
Fixed rate notes, maturing through 2005                                                  28,219
   Weighted average interest rate                                                           6.4%
                                                                                      ---------          ---------
Totals                                                                                $ 217,252          $ 136,500
                                                                                      =========          =========

September 30, 2001
------------------------------------------------------------------------------------------------------------------
Variable rate instruments, maturing through 2005                                      $ 146,200          $  63,500
   Weighted average interest rate                                                           4.2%
   Weighted average pay rate                                                                                   6.3%
   Weighted average receive rate                                                                               3.0%
Fixed rate notes, maturing through 2005                                                  57,312
   Weighted average interest rate                                                           6.4%
                                                                                      ---------          ---------
Totals                                                                                $ 203,512          $  63,500
                                                                                      =========          =========

Loan agreements limit consolidated indebtedness and require a minimum interest coverage ratio. The fair value of Financial Services debt was $218,366 and $204,632 at September 30, 2002 and 2001, respectively. At September 30, 2002, maturities of notes were $36,733 in 2003, $22,394 in 2004, $58,125 in 2005,
$25,000 in 2006 and $25,000 in 2007. Interest paid was $11,155 in 2002, $13,476 in 2001 and $14,301 in 2000.

At September 30, 2002, notional amount maturities of swap agreements were $49,625 in 2003, $38,250 in 2004, $28,125 in 2005, $19,250 in 2006 and $1,250 in
2007.

REVOLVING CREDIT AGREEMENTS

Automotive Solutions and Financial Services share variable rate revolving credit agreements which total $150,000 and require commitment fees on unused credit. At September 30, 2002, available balances under these agreements were $100,000.

8.  CAPITAL STOCK

September 30                                                           2002               2001             2000
----------------------------------------------------------------------------------------------------------------
Preferred
   No par value
   Authorized shares                                                  60,000             60,000           60,000

Class A common
   No par value
   Authorized shares                                                 240,000            240,000          240,000
                                                                     =======            =======          =======
   Issued and outstanding shares
     Balance, beginning of year                                       70,230             73,622           76,532
     Issued                                                            2,978              3,119            2,611
     Converted from Class B common                                       200
     Repurchased                                                      (4,779)            (6,490)          (5,488)
     Retired                                                             (34)               (21)             (33)
                                                                     -------            -------          -------
     Balance, end of year                                             68,595             70,230           73,622
                                                                     =======            =======          =======

Class B common
   No par value
   Authorized shares                                                  40,000             40,000           40,000
   Issued and outstanding shares                                      16,000             20,000           20,000

Dividends on Class A common shares must be twenty times the dividends on Class B common shares and must be paid simultaneously. Each share of Class A common and Class B common is entitled to one vote. The Class B common shareholder may convert twenty Class B common shares to one share of Class A common. During February 2002, 4,000 Class B common shares were converted into 200 Class A common shares. The company has reserved sufficient authorized Class A common shares for Class B conversions and stock option plans.

Each outstanding Class A common share has one preferred share purchase right. Each outstanding Class B common share has one-twentieth of a right. Rights become exercisable if a person or group acquires or seeks to acquire, through a tender or exchange offer, 15% or more of the company's Class A common shares. In that event, all holders of Class A common shares and Class B common shares, other than the acquirer, could exercise their rights and purchase preferred shares at a specified amount. At the date of these financial statements, except for the preferred share purchase rights, the company had no agreements or commitments with respect to the sale or issuance of the preferred shares and no preferred shares were outstanding.

The company repurchased Class A common shares for treasury at average prices of $26.23 in 2002, $21.70 in 2001 and $18.41 in 2000. The remaining balance of shares authorized for repurchase by the board of directors was 4,921 at September 30, 2002. Treasury shares at September 30 were 23,503 in 2002, 21,903 in 2001 and 18,531 in 2000.

9.  EMPLOYEE STOCK OPTION PLANS

The company's stock option plans award incentive stock options and/or nonqualified stock options to purchase Class A common shares to substantially all employees. Stock options are generally granted at a price equal to fair market value of the common stock on the date of grant. During the year ended September 30, 1999, the company granted a nonqualified stock option for 200 Class A common shares at an option price of $.01 per share and recognized compensation expense of $512 in 2002, $1,009 in 2001 and $1,921 in 2000. At September 30, 2002, options to purchase 3,308 additional Class A common shares were available for future awards to certain key employees. Under a broad-based stock option plan, the board of directors may award options at its discretion.

                                                    Shares Under Option                   Option Prices Per Share
                                           2002         2001            2000            2002       2001       2000
-------------------------------------------------------------------------------------------------------------------
Outstanding
    Beginning of year                     13,941       17,620          13,675          $18.88     $18.04     $17.48
    Granted                                2,833          281           6,493           22.68      19.99      18.61
    Exercised                             (2,970)      (3,090)         (1,276)          16.96      13.89      12.19
    Canceled                                (729)        (870)         (1,272)          20.69      19.96      20.85
                                          ------       ------          ------
    End of year                           13,075       13,941          17,620           20.02      18.88      18.04
                                          ======       ======          ======
Exercisable at September 30                5,206        5,090           5,719           19.85      18.96      16.56
                                          ======       ======          ======

                                            Outstanding, September 30, 2002         Exercisable, September 30, 2002

                                                         Weighted        Weighted
                                                          Average         Average                          Weighted
Option                               Number of          Remaining          Option        Number of          Average
Price Range                            Options      Life in Years           Price          Options     Option Price
-------------------------------------------------------------------------------------------------------------------
$  .01                                      50                6.6          $  .01
$10.00 - $17.44                          4,666                6.3           16.79            2,528           $16.69
$17.69 - $22.53                          6,845                7.2           21.07            1,548            20.38
$23.07 - $30.27                          1,514                5.1           25.94            1,130            26.19
                                        ------                                               -----
TOTALS                                  13,075                6.6           20.02            5,206            19.85
                                        ======                                               =====

The company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the valuation of stock options using option valuation models and the disclosure of the pro forma effect on earnings. The company valued its stock options using the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, such as expected stock price volatility, which can materially affect the fair value estimate. Because the company's stock options have characteristics significantly different from traded options, the fair value determined may not reflect the actual value of the company's stock options. The weighted average fair value of the company's stock options granted at fair market value was $5.34 in 2002, $6.47 in 2001 and $5.23 in 2000. There were no options granted below fair market value in 2002, 2001 or 2000. Had compensation expense been recognized using these fair values, the company's net income and diluted earnings per common share would have decreased by $11,780 or $.16 per share in 2002, $11,948 or $.16 per share in 2001 and
$11,695 or $.15 per share in 2000.

OPTION VALUATION ASSUMPTIONS

                                                                            2002              2001            2000
------------------------------------------------------------------------------------------------------------------
Expected life in years                                                        4                 5               5
Dividend yield                                                              1.9%              1.9%            1.7%
Risk free interest rate                                                     3.7%              5.9%            6.1%
Volatility                                                                   29%               33%             33%

10.  POSTRETIREMENT BENEFITS

PENSION EXPENSE

                                                                            2002             2001            2000
-----------------------------------------------------------------------------------------------------------------
Net periodic pension cost
   Service cost                                                         $  8,839        $  8,794        $ 12,747
   Interest cost                                                          15,915          15,918          17,677
   Estimated return on plan assets                                       (13,277)        (12,893)        (15,840)
   Amortization of unrecognized transitional asset                           145             147             144
   Amortization of prior service cost                                        431             427             523
   Recognized net actuarial losses                                            65             153             830
   Plan administration                                                       774             767             791
   Special termination benefits                                                                            4,526
   Settlements                                                             1,684                             533
                                                                        --------        --------        --------
   Net periodic pension cost                                              14,576          13,313          21,931
Defined contribution plans                                                 6,503           6,258          10,435
Multi-employer plans                                                          25              37             154
                                                                        --------        --------        --------
Totals                                                                  $ 21,104        $ 19,608        $ 32,520
                                                                        ========        ========        ========

Actuarial assumptions
   Discount rate                                                    7.0%  -  7.5%    6.5% - 7.75%    6.5% - 7.75%
   Rate of compensation increase                                   3.75%  -  5.0%  3.75% -   5.0%   3.75%  - 6.0%
   Expected long-term rate of return on assets                               9.0%            9.0%            9.0%
   Actuarial cost method                                                        PROJECTED UNIT CREDIT
   Measurement period                                                             JULY 1 - JUNE 30

The company sponsors contributory and noncontributory defined benefit pension plans for most employees. Pension benefits are primarily based on years of service and compensation. The company's funding policy is to make annual contributions to the plans sufficient to meet or exceed the minimum statutory requirements. The company and its actuaries review the pension plans each year. The actuarial assumptions are intended to reflect expected experience over the life of the pension liability.

The company expensed special termination benefits of $4,526 in 2000 in connection with a restructuring. These benefits were in addition to the employees' regular plan benefits and will be paid directly from company assets rather than plan assets.

The company expensed payments of $1,684 in 2002 in connection with the early settlement of certain pension benefits for former executives. These payments reduce the future company obligations for those individuals.

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

FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                                                                   2002                     2001
----------------------------------------------------------------------------------------------------------------
Change in projected benefit obligation
   Projected benefit obligation, beginning of year                             $221,507                 $212,295
   Service cost                                                                   8,835                    8,672
   Interest cost                                                                 15,911                   15,905
   Actuarial losses (gains)                                                       1,580                   (3,976)
   Benefits paid                                                                (19,377)                 (11,021)
   Change in plan provisions                                                        330                       71
   Employee contributions                                                                                   (109)
   Foreign currency translation                                                     (33)                    (330)
                                                                               --------                 --------
   Projected benefit obligation, end of year                                   $228,753                 $221,507
                                                                               ========                 ========

Change in plan assets
   Fair value of plan assets, beginning of year                                $135,882                 $149,166
   Actual losses on plan assets                                                 (12,810)                  (9,770)
   Administrative expenses paid                                                    (942)                    (809)
   Employer contributions                                                        12,833                    3,927
   Employee contributions                                                                                   (109)
   Benefits paid                                                                 (7,453)                  (6,179)
   Foreign currency translation                                                     (33)                    (344)
                                                                               --------                 --------
   Fair value of plan assets, end of year                                      $127,477                 $135,882
                                                                               ========                 ========

Net amount recognized
   Funded status                                                               $101,276                 $ 85,625
   Unrecognized transition obligation                                              (405)                    (552)
   Unrecognized prior service cost                                               (2,944)                  (3,592)
   Unrecognized net losses                                                      (51,547)                 (24,937)
   Multi-employer liability                                                          66                       94
   Minimum pension liability                                                     13,264                    8,012
                                                                               --------                 --------
   Net amount recognized                                                       $ 59,710                 $ 64,650
                                                                               ========                 ========

Minimum pension liability
   Intangible asset                                                            $  3,382                 $  4,158
   Deferred income tax benefit                                                    3,895                    1,546
   Accumulated other comprehensive income                                         5,987                    2,308
                                                                               --------                 --------
   Totals                                                                      $ 13,264                 $  8,012
                                                                               ========                 ========

Actuarial assumptions
   Projected benefit obligation discount rate                               6.5% - 7.25%              7.0% - 7.5%
   Rate of compensation increase                                            3.75% - 4.5%             3.75% - 5.0%

At September 30, 2002 and 2001, respectively, about 26% and 30% of the plans' assets were invested in cash and equivalents, government bonds and investment grade corporate bonds. The balance of the plans' assets were invested in equities.

The company sponsors certain unfunded pension plans. These pension plans have accumulated benefit obligations exceeding plan assets. The projected benefit obligations were $46,265 and $52,529 at September 30, 2002 and 2001, respectively. The accumulated benefit obligations were $44,164 and $51,143 at September 30, 2002 and 2001, respectively. At September 30, 2002, the accumulated benefit obligation of one of the company's funded pension plans also exceeded plan assets. At September 30, 2002, the projected benefit obligation for this plan was $174,349 and the accumulated benefit obligation was $136,958.

POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

                                                  2002        2001            2000
-----------------------------------------------------------------------------------
Service cost                                     $  547      $  752          $1,127
Interest cost                                     4,027       3,773           3,209
Amortization of prior service cost                 (532)       (337)           (391)
Recognized net actuarial losses                     637         260               3
Special termination benefits                                                    189
Settlement - discontinued operations                                           (865)
                                                 ------      ------          ------
Totals                                           $4,679      $4,448          $3,272
                                                 ======      ======          ======
Actuarial assumptions
  Discount rate                                    7.25%       7.75%    7.0% - 7.75%
  Healthcare cost trend rate through 2007           6.0%        6.0%            6.0%
  Healthcare cost trend rate thereafter             5.0%        5.0%            5.0%

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

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION

                                                              2002           2001
----------------------------------------------------------------------------------
Change in projected benefit obligation
  Projected benefit obligation, beginning of year           $55,394        $40,107
  Service cost                                                  546            751
  Interest cost                                               4,026          3,773
  Plan participant contributions                                200            138
  Actuarial losses                                            6,863         16,362
  Benefits paid                                              (3,943)        (3,402)
  Change in plan provisions                                  (2,317)        (2,335)
                                                            -------        -------
  Projected benefit obligation, end of year                 $60,769        $55,394
                                                            =======        =======

Net amount recognized
  Projected benefit obligation, end of year                 $60,769        $55,394
  Unrecognized prior service cost                             7,148          5,369
  Unrecognized net losses                                   (21,347)       (15,121)
                                                            -------        -------
  Net amount recognized                                     $46,570        $45,642
                                                            =======        =======

Actuarial assumptions
   Discount rate                                               7.25%          7.50%
   Healthcare cost trend rate through 2007                      6.0%           6.0%
   Healthcare cost trend rate thereafter                        5.0%           5.0%

The effect of a 1% increase in the assumed healthcare cost trend rate would have increased fiscal year 2002 service and interest costs by $185 and the September 30, 2002 accumulated benefit obligation by $2,545. Similarly, a 1% decrease would have decreased fiscal year 2002 service and interest costs by $161 and the September 30, 2002 accumulated benefit obligation by $2,227.

11.  CASH FLOW STATEMENTS

                                                                   2002            2001           2000
--------------------------------------------------------------------------------------------------------
AUTOMOTIVE SOLUTIONS

Cash flows provided by (used for) operating activities
  Net income                                                     $ 64,866        $ 85,019       $104,067
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Cumulative effect of accounting change                         36,563
    Depreciation and amortization                                  31,395          49,901         38,676
    Deferred income taxes                                          23,256           8,135          1,658
    Deferred income taxes transferred from
      financial services                                           (2,866)         (2,647)        (7,886)
    Income from discontinued operations                                            (1,623)       (28,156)
    Losses (gains) on sales of assets                               1,605            (337)           557
    Changes in operating assets and liabilities
      Accounts receivable                                          (2,358)          9,249         (1,955)
      Inventories                                                  (2,221)          4,441          1,884
      Prepaid expenses, intangible and other assets                11,538          (1,249)        (5,828)
      Accounts payable                                                506          (2,792)        (1,443)
      Accrued and other liabilities                                (4,213)         17,451         17,374
                                                                 --------        --------       --------
  Net cash provided by operating activities                      $158,071        $165,548       $118,948
                                                                 ========        ========       ========
FINANCIAL SERVICES

Cash flows provided by (used for) operating activities
  Net income                                                     $ 14,123        $ 14,538       $ 12,529
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Deferred income taxes                                          (2,269)         (6,422)        (2,640)
    Deferred income taxes transferred to
      automotive solutions                                          2,866           2,647          7,886
    Changes in receivables, other assets
      and other liabilities                                         4,737           3,256          3,083
                                                                 --------        --------       --------
  Net cash provided by operating activities                      $ 19,457        $ 14,019       $ 20,858
                                                                 ========        ========       ========

12.  SEGMENT REPORTING

The company's five solutions business units have been aggregated into four segments for reporting purposes.

The Software Solutions segment consists of the Software Solutions business unit and the Info-Structure Services business unit. This segment provides integrated computer systems products and related services. Products include integrated software packages, computer hardware and installation of hardware and software. Services include customer training, hardware maintenance and software support as well as consulting services.

The Transformation Solutions segment provides specialized training, Web services and customer relationship management products and services.

The Documents segment manufactures and distributes printed business forms to automotive retailers.

The Financial Services segment provides financing services, principally for sales of the company's computer systems.

Total assets were not allocated by segment except for Financial Services' assets. Investments in equity method investees and capital expenditures were not allocated by segment. Depreciation and amortization were reflected in determining segment operating income, however, it is not practicable to present this information by segment.

OPERATING SEGMENTS

                                                 2002              2001            2000
------------------------------------------------------------------------------------------
Net sales and revenues
  Software solutions
    Computer services                         $  482,152        $  444,767      $  404,676
    Computer systems products                    145,299           169,125         181,370
                                              ----------        ----------      ----------
    Total software solutions                     627,451           613,892         586,046
  Transformation solutions                       139,700           161,149         132,093
  Documents                                      183,523           187,053         196,342
  Financial services                              41,709            41,918          40,206
                                              ----------        ----------      ----------
  Total net sales and revenues                $  992,383        $1,004,012      $  954,687
                                              ==========        ==========      ==========

Operating income (loss)
  Software solutions                          $  127,296        $  120,218      $  107,436
  Transformation solutions                        (9,037)          (11,932)         (2,247)
  Documents                                       37,277            39,791          39,585
  Financial services                              22,991            23,655          20,995
  Restructuring charges                                                            (10,560)
                                              ----------        ----------      ----------
  Total operating income                      $  178,527        $  171,732      $  155,209
                                              ==========        ==========      ==========

Assets
  Automotive solutions                        $  729,560        $  732,073      $  808,527
  Financial services                             407,605           422,334         421,129
                                              ----------        ----------      -----------

  Total assets                                $1,137,165        $1,154,407      $1,229,656
                                              ==========        ==========      ==========

Investments in equity method investees        $    8,270        $   20,531      $   32,906
Capital expenditures                              37,067            51,383          65,677
Depreciation and amortization                     31,395            49,901          38,676

GEOGRAPHIC AREAS

The company provides integrated computer systems products and services and manufactures and distributes printed business forms primarily in the United States.

                                           2002            2001            2000
---------------------------------------------------------------------------------
United States
   Net sales and revenues                $941,709       $  954,458       $908,528
   Long-lived assets                      377,168          420,906        390,649

International
   Net sales and revenues                  56,927           58,850         55,486
   Long-lived assets                        3,118            3,424          4,087

Elimination of intersegment sales          (6,253)          (9,296)        (9,327)

Totals
   Net sales and revenues                 992,383        1,004,012        954,687
   Long-lived assets                      380,286          424,330        394,736

13.  CONTINGENCIES

The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1996, an agreement was reached whereby the state of Connecticut contributed $8,000 towards remediation costs. Preliminary remediation continued during fiscal year 2001 utilizing Connecticut's contribution. The EPA issued a Record of Decision on September 28, 2001 which selects a remedy at the site involving "monitored natural attenuation." The EPA's estimated future remedial costs are approximately $3,200. The company was also named a defendant in a cost recovery lawsuit filed by a PRP coalition in the United States District Court for the Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court has ordered the parties to participate in a non-binding mediation. The company believes that the reasonably foreseeable resolution of these two matters will not have a material adverse effect on the financial statements.

14.  ACCOUNTING CHANGE

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead, tested for impairment at least annually. The statement also requires recognized intangible assets with finite useful lives to be amortized over their useful lives and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The company elected to adopt the provisions of SFAS No. 142 effective October 1, 2001. Accordingly, goodwill has not been amortized in the financial statements for the period ended September 30, 2002. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended December 31, 2001, the company subsumed into goodwill $54,531 of intangible assets representing assembled workforce and a noncontractual customer relationship, that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

SFAS No. 142 also requires that goodwill be tested for impairment, initially as of October 1, 2001, and thereafter at least annually. During the second quarter of fiscal year 2002, the company completed the goodwill impairment test and recorded impairment losses of $36,563 ($60,938 net of income tax benefits of $24,375). These impairment losses were recorded effective October 1, 2001, as the cumulative effect of the accounting change on the consolidated statements of income. The company divided its four reporting segments into eight reporting units for purposes of applying the provisions of this pronouncement. For each reporting unit a fair value was determined based primarily on the present value of discounted future cash flows. Other methods were considered to validate this valuation method. Where initial impairment was indicated, the company hired an outside appraisal firm to determine the fair value and allocate this fair value among assets and liabilities. Based on this analysis, two reporting units within the Transformation Solutions reporting segment incurred impairment losses. The customer relationship management consulting business, acquired in fiscal year 2000 as part of the HAC Group business combination, recorded an impairment loss of $33,515 ($55,858 net of income tax benefits of $22,343). The company also recorded an impairment loss of $3,048 ($5,080 net of income tax benefits of $2,032) related to its Campaign Management Services reporting unit. These impairment losses occurred because of discounting future cash flows to determine the fair value of the reporting units. Under previous accounting standards, future cash flows were not discounted in determining if impairment existed. As of July 31, 2002, the company completed its annual goodwill impairment test using a consistent methodology with the initial impairment test and did not identify an impairment.

ACQUIRED INTANGIBLE ASSETS

                                                       Gross        Accumulated     Useful Life
                                                       Amount      Amortization       (years)
-----------------------------------------------------------------------------------------------
AS OF SEPTEMBER 30, 2002
Contractual customer relationship                     $ 33,100        $ 4,000            20
Customer contract                                       17,700         11,666          3.67
Trademarks                                               5,900            713            20
Other                                                    6,889          2,844          3-10
                                                      --------        -------
Totals                                                $ 63,589        $19,223
                                                      ========        =======

As of September 30, 2001
Intangible assets subsumed into goodwill 10/1/01      $ 56,948        $ 2,417         10-20
Contractual customer relationship                       33,100          2,344            20
Customer contract                                       17,700          6,839          3.67
Trademarks                                               5,900            418            20
Other                                                    2,990          2,602           3-7
                                                      --------        -------
Totals                                                $116,638        $14,620
                                                      ========        =======

Aggregate amortization expense was $7,021 in 2002, $11,142 in 2001 and $4,777 in 2000. As of September 30, 2002, estimated amortization expense was $7,346 in 2003, $3,577 in 2004, $2,340 in 2005, $2,340 in 2006 and $2,340 in 2007.

GOODWILL

                                             Software     Transformation
                                             Solutions      Solutions       Documents     Totals
-------------------------------------------------------------------------------------------------
Balances as of September 30, 2001             $10,412        $ 21,374        $2,877      $ 34,663
Intangible assets subsumed
  Noncontractual customer relationship                         47,376                      47,376
  Assembled workforce                                           7,155                       7,155
Cumulative effect of accounting change                        (60,938)                    (60,938)
Business combination                                              743                         743
                                              -------        --------        ------      --------
Balances as of September 30, 2002             $10,412        $ 15,710        $2,877      $ 28,999
                                              =======        ========        ======      ========

PRO FORMA INCOME FROM CONTINUING OPERATIONS

The table below presents the pro forma effect on net income and earnings per share from the adoption of SFAS No. 142.

                                                                2002             2001          2000
----------------------------------------------------------------------------------------------------
Income from continuing operations, as reported                $115,552         $ 97,934      $88,440
Goodwill amortization, net of taxes                                               8,359        8,913
Subsumed intangible assets amortization, net of taxes                             2,619        1,091
                                                              --------         --------      -------
Pro forma income from continuing operations                   $115,552         $108,912      $98,444
                                                              ========         ========      =======
Basic Earnings per Common Share
   Income from continuing operations, as reported             $   1.63         $   1.34      $  1.14
   Pro forma income from continuing operations                $   1.63         $   1.49      $  1.27

Diluted Earnings per Common Share
   Income from continuing operations, as reported             $   1.58         $   1.31      $  1.11
   Pro forma income from continuing operations                $   1.58         $   1.45      $  1.24

15.  ACCOUNTING STANDARDS

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management is currently assessing the impact of this pronouncement and has not determined the impact on the company's financial statements.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     First          Second      Third        Fourth
                                                    Quarter        Quarter     Quarter       Quarter
-----------------------------------------------------------------------------------------------------
2002
-----------------------------------------------------------------------------------------------------
Net sales and revenues                              $240,109       $245,002    $250,568      $256,704

Gross profit                                        $140,603       $141,701    $148,208      $148,135

Income from continuing operations                   $ 25,400       $ 29,067    $ 30,233      $ 30,852
  Basic earnings per common share                   $    .36       $    .41    $    .43      $    .44
  Diluted earnings per common share                 $    .35       $    .39    $    .41      $    .43

Net income (loss)                                   $(11,163)      $ 29,067    $ 30,233      $ 30,852
  Basic earnings per common share                   $   (.16)      $    .41    $    .43      $    .44
  Diluted earnings per common share                 $   (.15)      $    .39    $    .41      $    .43

Cash dividends declared per share
  Class A common                                    $    .11       $    .11    $    .11      $    .11
  Class B common                                    $  .0055       $  .0055    $  .0055      $  .0055

Closing market prices of Class A common shares
  High                                              $  25.94       $  31.55    $  30.57      $  27.33
  Low                                               $  22.55       $  24.03    $  27.95      $  22.30

(1) Effective October 1, 2001, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and reduced income by $36,563 for the cumulative effect of the accounting change.

(2) During the fourth quarter of fiscal year 2002, the company accrued an additional $1,923 of support costs related to noncancelable contracts for Web hosting services.

2001
-----------------------------------------------------------------------------------------------------
Net sales and revenues                              $251,734       $250,094    $250,450      $251,734

Gross profit                                        $142,000       $136,603    $141,451      $146,046

Income from continuing operations                   $ 23,879       $ 22,199    $ 24,719      $ 27,137
  Basic earnings per common share                   $    .32       $    .31    $    .34      $    .37
  Diluted earnings per common share                 $    .32       $    .30    $    .33      $    .36

Net income                                          $ 23,879       $ 23,822    $ 24,719      $ 27,137
  Basic earnings per common share                   $    .32       $    .33    $    .34      $    .37
  Diluted earnings per common share                 $    .32       $    .32    $    .33      $    .36

Cash dividends declared per share
  Class A common                                    $    .11       $    .11    $    .11      $    .11
  Class B common                                    $  .0055       $  .0055    $  .0055      $  .0055

Closing market prices of Class A common shares
  High                                              $  20.50       $  22.97    $  23.00      $  25.14
  Low                                               $  16.94       $  19.25    $  18.25      $  21.26

                               VALUATION ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------
Column A                                  Column B                Column C            Column D        Column E
                                                              ----Additions----  ----Deductions----
                                          Balance       Charged
                                             at         to Costs         Other       Write-offs       Balance
                                         Beginning        and                          Net of         At End
Description                               of Year       Expenses          (a)        Recoveries       of Year

------------------------------------------------------------------------------------------------------------------
Valuation Accounts - Deducted From Assets to Which They Apply
AUTOMOTIVE SOLUTIONS
Reserves for accounts receivable:
    Year ended September 30, 2002           $3,662        $6,363           ($538)       $4,585        $ 4,902
    Year ended September 30, 2001           $2,324        $5,340           ($978)       $3,024        $ 3,662
    Year ended September 30, 2000           $2,056        $3,197           ($697)       $2,232        $ 2,324

Reserves for credit memos:
    Year ended September 30, 2002           $6,724        $3,814             ($7)       $  210        $10,321
    Year ended September 30, 2001           $6,850        $  300            ($26)       $  400        $ 6,724
    Year ended September 30, 2000           $5,758        $  777        $    315            --        $ 6,850

Reserves for inventory:
    Year ended September 30, 2002           $  970        $1,965        $    110        $1,725        $ 1,320
    Year ended September 30, 2001           $1,644        $   77             ($8)       $  743        $   970
    Year ended September 30, 2000           $2,336        $2,809         ($2,694)       $  807        $ 1,644

FINANCIAL SERVICES
Reserves for finance receivables:
    Year ended September 30, 2002           $5,956        $4,450        $    533        $4,755        $ 6,184
    Year ended September 30, 2001           $5,846        $2,500        $    493        $2,883        $ 5,956
    Year ended September 30, 2000           $6,581        $2,360        $    517        $3,612        $ 5,846

(a) Includes adjustments from translation of foreign currency to United States dollars, the effects of acquisitions of businesses and transfers between reserves.