Form 10-Q
period 2002-12-31
REYNOLDS & REYNOLDS CO
filed 2003-02-14
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2002

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
Yes   X     No
     ---        ----

On February 10, 2003, 67,442,434 Class A common shares and 16,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS



                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three Months Ended December 31, 2002 and 2001         3

              Condensed Consolidated Balance Sheets
              As of December 31, 2002 and September 30, 2002                4

              Condensed Statements of Consolidated Cash Flows
              For the Three Months Ended December 31, 2002 and 2001         5

              Notes to Condensed Consolidated Financial Statements          6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three Months Ended December 31, 2002 and 2001        11


Item 3.       Quantitative and Qualitative Disclosures About Market
              Risk (See the caption entitled "Market Risks" included
              in the Management's Discussion and Analysis of
              Financial Condition and Results of Operations                15

Item 4.       Controls and Procedures                                      16


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                                 18

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                      (In thousands except per share data)


                                                                        Three Months
                                                                    2002             2001
                                                                 ---------         ---------
Net Sales and Revenues
    Services                                                     $ 150,380         $ 148,166
    Products                                                        86,628            81,590
    Financial services                                               9,640            10,353
                                                                 ---------         ---------
    Total net sales and revenues                                   246,648           240,109
                                                                 ---------         ---------

Cost of Sales
    Services                                                        56,838            51,916
    Products                                                        47,965            44,816
    Financial services                                               2,534             2,774
                                                                 ---------         ---------
    Total cost of sales                                            107,337            99,506
                                                                 ---------         ---------

Gross Profit                                                       139,311           140,603

Selling, General and Administrative Expenses                        93,550            97,056
                                                                 ---------         ---------

Operating Income                                                    45,761            43,547
                                                                 ---------         ---------

Other Charges (Income)
    Interest expense                                                 1,521             1,852
    Interest income                                                   (871)             (675)
    Equity in net losses (income) of affiliated companies             (572)            1,053
    Other                                                             (424)             (160)
                                                                 ---------         ---------
    Total other charges (income)                                      (346)            2,070
                                                                 ---------         ---------

Income Before Income Taxes                                          46,107            41,477
Provision for  Income Taxes                                         17,859            16,077
                                                                 ---------         ---------
Income Before Cumulative Effect of Accounting Change                28,248            25,400
Cumulative Effect of Accounting Change                                   0           (36,563)
                                                                 ---------         ---------
Net Income                                                       $  28,248         $ (11,163)
                                                                 =========         =========

Basic Earnings Per Common Share
    Income Before Cumulative Effect of Accounting Change         $    0.41         $    0.36
    Cumulative Effect of Accounting Change                       $    0.00         $   (0.52)
    Net Income                                                   $    0.41         $   (0.16)
    Average Number of Common Shares Outstanding                     69,188            70,642

Diluted Earnings Per Common Share
    Income Before Cumulative Effect of Accounting Change         $    0.40         $    0.35
    Cumulative Effect of Accounting Change                       $    0.00         $   (0.50)
    Net Income                                                   $    0.40         $   (0.15)
    Average Number of Common Shares Outstanding                     71,104            73,109

Cash Dividends Declared Per Common Share                         $    0.11         $    0.11


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2002 AND SEPTEMBER 30, 2002
                                 (In thousands)

                                                                         12/31/02            9/30/02
                                                                       -----------         -----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                               $   102,745         $   155,295
    Accounts receivable                                                    107,283             117,471
    Inventories                                                             16,881              13,067
    Other current assets                                                    33,014              31,970
                                                                       -----------         -----------
    Total current assets                                                   259,923             317,803
Property, Plant and Equipment, less accumulated depreciation of
    $164,340 at 12/31/02 and $159,558 at 9/30/02                           163,815             161,073
Goodwill                                                                    43,601              28,999
Software Licensed to Customers                                              86,414              81,557
Acquired Intangible Assets                                                  40,811              44,366
Other Assets                                                                93,573              95,762
                                                                       -----------         -----------
Total Automotive Solutions Assets                                          688,137             729,560
                                                                       -----------         -----------

FINANCIAL SERVICES ASSETS
Cash                                                                         1,193                 635
Finance Receivables                                                        402,193             406,160
Other Assets                                                                   790                 810
                                                                       -----------         -----------
Total Financial Services Assets                                            404,176             407,605
                                                                       -----------         -----------

TOTAL ASSETS                                                           $ 1,092,313         $ 1,137,165
                                                                       ===========         ===========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
    Current portion of long-term debt                                  $         0         $     6,061
    Accounts payable                                                        38,528              45,144
    Accrued liabilities                                                     62,899              81,860
    Deferred revenues                                                       26,653              24,404
                                                                       -----------         -----------
    Total current liabilities                                              128,080             157,469
Long-Term Debt                                                             106,933             107,408
Other Liabilities                                                           98,676              96,488
                                                                       -----------         -----------
Total Automotive Solutions Liabilities                                     333,689             361,365
                                                                       -----------         -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                              210,167             217,252
Other Liabilities                                                          105,563             103,522
                                                                       -----------         -----------
Total Financial Services Liabilities                                       315,730             320,774
                                                                       -----------         -----------

SHAREHOLDERS' EQUITY
Capital Stock                                                              219,822             217,018
Other Comprehensive Losses                                                 (13,953)            (14,234)
Retained Earnings                                                          237,025             252,242
                                                                       -----------         -----------
Total Shareholders' Equity                                                 442,894             455,026
                                                                       -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 1,092,313         $ 1,137,165
                                                                       ===========         ===========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                 (In thousands)


                                                                        2002              2001
                                                                      ---------         ---------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities                           $   8,718         $   3,649
                                                                      ---------         ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                               (11,666)                0
    Capital expenditures                                                 (9,505)          (11,163)
    Net proceeds from asset sales                                           145             8,968
    Capitalization of software licensed to customers                     (5,079)           (6,577)
    Repayments from financial services                                    4,973            18,999
                                                                      ---------         ---------
    Net cash flows provided by (used for) investing activities          (21,132)           10,227
                                                                      ---------         ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                     0               176
    Principal payments on debt                                           (6,061)             (346)
    Capital stock issued                                                  6,720            14,626
    Capital stock repurchased                                           (40,910)          (34,872)
                                                                      ---------         ---------
    Net cash flows used for financing activities                        (40,251)          (20,416)
                                                                      ---------         ---------

Effect of Exchange Rate Changes on Cash                                     115              (179)
                                                                      ---------         ---------

Decrease in Cash and Equivalents                                        (52,550)           (6,719)
Cash and Equivalents, Beginning of Period                               155,295           110,511
                                                                      ---------         ---------
Cash and Equivalents, End of Period                                   $ 102,745         $ 103,792
                                                                      =========         =========


FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                           $   6,681         $   6,082
                                                                      ---------         ---------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                      (36,217)          (40,536)
    Collections on finance receivables                                   42,152            44,659
                                                                      ---------         ---------
    Net cash flows provided by investing activities                       5,935             4,123
                                                                      ---------         ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                     0            22,000
    Principal payments on debt                                           (7,085)          (13,246)
    Repayments to automotive solutions                                   (4,973)          (18,999)
                                                                      ---------         ---------
    Net cash flows used for financing activities                        (12,058)          (10,245)
                                                                      ---------         ---------

Increase (Decrease) in Cash and Equivalents                                 558               (40)
Cash and Equivalents, Beginning of Period                                   635               441
                                                                      ---------         ---------
Cash and Equivalents, End of Period                                   $   1,193         $     401
                                                                      =========         =========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The balance sheet as of September 30, 2002 is condensed financial information taken from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments (which consist only of normal recurring adjustments) necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

 (2)  INVENTORIES
                                                12/31/02         9/30/02
                                                -------          -------
Finished products                               $16,353          $12,539
Work in process                                     296              365
Raw materials                                       232              163
                                                -------          -------
Total inventories                               $16,881          $13,067
                                                =======          =======

(3)  BUSINESS COMBINATIONS
In November 2002, the company purchased all outstanding shares of Networkcar, Inc., the provider of a telematics device called CAReader, which monitors a car's diagnostic information, locates stolen cars through a satellite-based Global Positioning System and performs remote emissions testing. The company purchased Networkcar to enable the rollout of CAReader to North American automotive retailers as a component of the company's integrated suite of customer relationship management solutions. The purchase price of $11,666 was paid with cash from existing balances. The results of Networkcar's operations have been included in the company's financial statements since the November 29, 2002, purchase date. The company has recorded goodwill of $12,502 based on the preliminary allocation of the purchase price. The company has engaged an independent appraisal firm to determine fair values of intangible assets, such as patents. Remaining asset and liability captions were not material. Because the company purchased stock, goodwill would be tax deductible only if the company disposes of the stock of Networkcar.

In August 2002, the company purchased BoatVentures.com Corporation, a provider of Web-based applications and education processes to boat, power sports and recreational vehicle retailers and manufacturers. The company preliminarily allocated the purchase price to the net assets at that time. In the first quarter of fiscal year 2003, the valuation of the net assets was completed by an independent appraisal firm and the company adjusted the purchase price allocation to increase computer equipment by $200, increase capitalized software by $100, reduce non-compete agreement intangible assets by $2,400 and increase goodwill by $2,100.

(4)  GOODWILL AND INTANGIBLE ASSETS
In 2002, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. During fiscal year 2002, the company completed the initial goodwill impairment test and recorded impairment losses of $36,563 ($60,938 net of income tax benefits of $24,375). These impairment losses were recorded effective October 1, 2001, as the cumulative effect of accounting change in the statements of consolidated income.

GOODWILL

                                        Software       Transform.
                                        Solutions      Solutions      Documents       Totals
                                        ---------      ---------      ---------       ------
Balances as of September 30, 2002        $10,412        $15,710        $ 2,877        $28,999
Business Combinations                                    14,602                        14,602
                                         -------        -------        -------        -------
Balances as of December 31, 2002         $10,412        $30,312        $ 2,877        $43,601
                                         =======        =======        =======        =======

ACQUIRED INTANGIBLE ASSETS

                                                 Gross           Accumulated          Useful Life
                                                 Amount          Amortization           (years)
                                                 ------          -------------        -----------
AS OF DECEMBER 31, 2002
Amortized intangible assets
    Contractual customer relationship            $33,100            $ 4,413                 20
    Customer contract                             17,700             12,873               3.67
    Trademarks                                     5,900                787                 20
    Other                                          5,091              2,907               2-15
                                                 -------            -------
    Total                                        $61,791            $20,980
                                                 =======            =======

AS OF SEPTEMBER 30, 2002
Amortized intangible assets
    Contractual customer relationship            $33,100            $ 4,000                 20
    Customer contract                             17,700             11,666               3.67
    Trademarks                                     5,900                713                 20
    Other                                          6,889              2,844               3-10
                                                 -------            -------
    Total                                        $63,589            $19,223
                                                 =======            =======

Aggregate amortization expense was $1,754 for the three months ended December 31, 2002. Estimated amortization expense for the years ended September 30, is $7,235 in 2003, $3,549 in 2004, $2,147 in 2005, $2,113 in 2006 and $2,113 in
2007.

(5)  FINANCING ARRANGEMENTS
Automotive Solutions
As of December 31, 2002, the company had outstanding interest rate swap agreements with notional amounts of $100,000. These interest rate swap agreements were designated as fair value hedges. The fair value of the company's fair value derivative instruments was $7,127 at December 31, 2002 and $7,614 at September 30, 2002 and was included in Automotive Solutions' other assets on the condensed consolidated balance sheet. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in income. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

Financial Services
On January 24, 2003, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. The securitization allows borrowings, up to the $100,000 limit, through January 23, 2004. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. As of December 31, 2002, Reyna Funding, L.L.C. had outstanding borrowings of $100,000 under this arrangement.

As of December 31, 2002, Reyna Funding, L.L.C. had outstanding interest rate swap agreements with notional amounts of $100,000 and Reyna Capital Corporation had outstanding interest rate swap agreements with notional amounts of $31,000. These interest rate swap agreements were designated as cash flow hedges. The fair value of the company's cash flow derivative instruments was a $3,766 liability at December 31, 2002 and a $4,035 liability at September 30, 2002 and was included in Financial Services' other liabilities on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented were recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value of cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2003, the company expects the amounts to be reclassified out of other comprehensive income into earnings to be immaterial to the financial statements.

(6) COMPREHENSIVE INCOME

                                                          2002                2001
                                                        --------            --------
Net income                                              $ 28,248            ($11,163)
Foreign currency translation adjustment                      115                (179)
Net unrealized gains on derivative contracts                 166                 222
                                                        --------            --------
Comprehensive income                                    $ 28,529            ($11,120)
                                                        ========            ========

(7)  STOCK OPTIONS
In December 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require disclosure in interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement is effective for interim financial statements beginning after December 15, 2002, with early application encouraged.

The company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure requirements of SFAS No. 123. SFAS No. 123 requires the valuation of stock options using option valuation models and the disclosure of the pro forma effect on earnings. The company valued its stock options using the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, such as expected stock price volatility, which can materially affect the fair value estimate. Because the company's stock options have characteristics significantly different from traded options, the fair value determined may not reflect the actual value of the company's stock options.


                                                                                    2002                  2001
                                                                                 ----------            ----------
Income before cumulative effect of accounting change, as reported                $   28,248            $   25,400

Stock-based compensation employee expense, net of taxes                               2,704                 3,630
                                                                                 ----------            ----------
Pro forma income before accounting change                                        $   25,544            $   21,770
                                                                                 ==========            ==========

Basic Earnings Per Common Share
    Income before cumulative effect of accounting change, as reported            $     0.41            $     0.36
    Pro forma income before accounting change                                    $     0.37            $     0.31

Diluted Earnings Per Common Share
    Income before cumulative effect of accounting change, as reported            $     0.40            $     0.35
    Pro forma income before accounting change                                    $     0.36            $     0.30


(8)  CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.


                                                                         2002                 2001
                                                                       --------             --------
AUTOMOTIVE SOLUTIONS
Net Income                                                             $ 24,712             $(14,532)
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Cumulative effect of accounting change                                                    36,563
    Depreciation and amortization                                         8,662                6,870
    Deferred income taxes                                                   583                6,428
    Deferred income taxes transferred to Financial Services                 (94)              (1,055)
    Losses (gains) on sales of assets                                       347                   (6)
    Changes in operating assets and liabilities
        Accounts receivable                                               6,819                4,536
        Inventories                                                      (3,516)              (4,446)
        Prepaid expenses and other current assets                        (1,042)              (1,117)
        Intangible and other assets                                         942                1,745
        Accounts payable                                                 (6,914)              (2,470)
        Accrued liabilities                                             (23,499)             (26,822)
        Other liabilities                                                 1,718               (2,045)
                                                                       --------             --------
Net Cash Provided by Operating Activities                              $  8,718             $  3,649
                                                                       ========             ========

FINANCIAL SERVICES
Net Income                                                             $  3,536             $  3,369
Deferred Income Taxes                                                       207               (1,993)
Deferred Income Taxes Transferred from Automotive Solutions                  94                1,055
Changes in Receivables, Other Assets and Other Liabilities                2,844                3,651
                                                                       --------             --------
Net Cash Provided by Operating Activities                              $  6,681             $  6,082
                                                                       ========             ========


(9)  BUSINESS SEGMENTS
Reclassifications were made to the prior year's segment information to conform to the presentation used in fiscal year 2003. The results of operations for a consulting business unit were transferred from the Software Solutions segment to the Transformation Solutions segment. This presentation reflects the current organizational structure of the company.

                                           2002                   2001
                                        ---------              ---------
NET SALES AND REVENUES
Software Solutions                      $  162,351             $ 148,028
Transformation Solutions                    34,029                37,491
Documents                                   40,628                44,237
Financial Services                           9,640                10,353
                                        ----------            ----------
Total Net Sales and Revenues            $  246,648            $  240,109
                                        ==========            ==========

OPERATING INCOME (LOSS)
Software Solutions                      $   38,579            $   30,316
Transformation Solutions                    (6,296)               (1,778)
Documents                                    7,571                 9,414
Financial Services                           5,907                 5,595
                                        ----------            ----------
Total Operating Income                  $   45,761            $   43,547
                                        ==========            ==========

                                         12/31/02              9/30/02
                                        ----------            ----------
ASSETS
Automotive Solutions                    $  688,137            $  729,560
Financial Services                         404,176               407,605
                                        ----------            ----------
Total Assets                            $1,092,313            $1,137,165
                                        ==========            ==========




(10)  CONTINGENCIES
The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1996, an agreement was reached whereby the state of Connecticut contributed $8,000 towards remediation costs. Preliminary remediation continued during fiscal year 2001, utilizing Connecticut's contribution. The EPA issued a Record of Decision on September 28, 2001, which selects a remedy at the site involving "monitored natural attenuation." The EPA's estimated future remedial costs are approximately $3,200. The company was also named a defendant in a cost recovery lawsuit filed by a PRP coalition in the United States District Court for the Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court has ordered the parties to participate in a nonbinding mediation. The company believes that the reasonably foreseeable resolution of these two matters will not have a material adverse effect on the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the company to disclose contingent obligations under certain guarantees in both interim and annual financial statements. In fiscal year 2000, the company sold the net assets of its Information Solutions segment to The Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. As of December 31, 2002, this contingent liability totaled $5,056. The majority of these leases expire during 2003 and 2004. Also in connection with the sale of these operations to The Carlyle Group, the company secured a stand-by letter of credit which expires in 2007. The company is contingently liable for a portion of long-term debt secured by a Relizon facility in Canada. As of December 31, 2002, the unamortized balance on this letter of credit was $1,667.

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

(11)  ACCOUNTING STANDARDS
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this pronouncement will have a material impact on the company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is currently assessing the impact of this pronouncement and has not determined the impact on the company's financial statements. In the fourth quarter of fiscal year 2003, the company will likely be required to consolidate a nonconsolidated trust from which the company leases an office building near Dayton, Ohio.





                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                      (In thousands except per share data)




RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                        2002       2001      Change       % Change
                                      --------   --------    --------     --------
Net sales and revenues                $246,648   $240,109    $ 6,539         3%
Gross profit                          $139,311   $140,603    $(1,292)       -1%
    % of revenues                         56.5%      58.6%
SG&A expenses                         $ 93,550   $ 97,056    $(3,506)       -4%
    % of revenues                         37.9%      40.5%
Operating income                      $ 45,761   $ 43,547    $ 2,214         5%
    % of revenues                         18.6%      18.1%
Income Before Cumulative Effect of
    Accounting Change                 $ 28,248   $ 25,400    $ 2,848        11%
    Basic earnings per share          $   0.41   $   0.36    $  0.05        14%
    Diluted earnings per share        $   0.40   $   0.35    $  0.05        14%

Consolidated revenues increased over the prior year as strong growth in Software Solutions revenues was partially offset by sales declines in the other segments. Gross margin declined as a percentage of revenues because of growth in lower margin Software Solutions computer systems products, Documents sales decline and a change in the method of allocating certain expenses previously reported as SG&A expenses to cost of sales. This improved method of allocating expenses was made possible by a new general ledger system, however, it was not practicable to restate the prior year. SG&A expenses declined from last year primarily because of lower severance expenses and the change in cost allocation methodology. Research and development (R&D) expenses were approximately $18,000 in the quarter, compared to $16,000 last year. Operating income also included about $1,800 of operating losses for Reydiance (acquired as Boat Ventures.com in August 2002) and Networkcar, acquired during the first quarter of fiscal year 2003. Overall, operating income grew at a higher rate than sales and the operating margin improved to about 19%.

Other income and expense improved from last year primarily because last year included losses from affiliated companies. Interest expense also declined from last year because of the February 2002 interest rate swap which lowered effective interest rates. Interest income grew because of higher average cash balances during the first quarter of fiscal year 2003. The effective income tax rate was approximately the same as last year.

     SOFTWARE SOLUTIONS

                                        2002       2001      Change       % Change
                                      --------   --------    --------     --------
Net sales and revenues                $162,351   $148,028    $ 14,323        10%
Gross profit                          $ 98,908   $ 94,703    $  4,205         4%
    % of revenues                         60.9%      64.0%
SG&A expenses                         $ 60,329   $ 64,387    $ (4,058)       -6%
    % of revenues                         37.1%      43.5%
Operating income                      $ 38,579   $ 30,316    $  8,263        27%
    % of revenues                         23.8%      20.5%

Software Solutions revenues increased over last year as both computer systems products sales and computer service revenues increased over last year. After declining for the last two years, computer systems products sales increased as more ERA computer systems and related PCs were sold. Recurring computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, grew because of the increased number of ERA retail management software applications supported and growth in network services revenues. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $59,000 at December 31, 2002 compared to $60,000 at September 30, 2002. Gross profit increased because of the sales increase, however, gross margins declined. This decline occurred because of the strong growth in lower margin product sales and a change in the method of allocating certain expenses previously reported as SG&A expenses to cost of sales. This improved method of allocating expenses was made possible by a new general ledger system, however, it was not practicable to restate the prior year. SG&A expenses declined from last year primarily because of lower severance expenses and the change in cost allocation methodology. Operating margins remained strong, exceeding last year because of the strong sales growth and lower severance expense than incurred last year.

TRANSFORMATION SOLUTIONS

                                        2002       2001      Change       % Change
                                      --------   --------    --------     --------
Net sales and revenues                 $34,029    $37,491    $(3,462)        -9%
Gross profit                           $10,427    $12,341    $(1,914)       -16%
    % of revenues                         30.6%      32.9%
SG&A expenses                          $16,723    $14,119    $ 2,604         18%
    % of revenues                         49.1%      37.6%
Operating loss                         $(6,296)   $(1,778)   $(4,518)
    % of revenues                        -18.5%      -4.7%

Transformation Solutions revenues were less than last year as growth of credit applications and Automark Web Services was more than offset by declines in consulting revenues and campaign management services. Automark Web Services have historically included a mixture of one-time and recurring revenues based on contract terms which have allowed customers the option to host their Web sites. As part of the Reynolds Generation Series family of solutions, the company has launched additional hosted services and will release more in the future. As many of these hosted services integrate into the Web services offerings, the company is transitioning Automark Web Services to the company's standard contract terms, which do not contain the hosting option. As the new contracts are implemented, the company will begin recording revenues over the contract service period, instead of upon delivery of the software license. During the first quarter of fiscal year 2003, the vast majority of Automark contracts included the hosting option and revenues were recognized upon delivery of the software. Gross profit and gross profit margins declined from last year because of the decline in consulting revenues and the resulting lower utilization of consultants. The operating income also reflects losses related to Reydiance, acquired in the fourth quarter of fiscal year 2002 and Networkcar, acquired during the first quarter of fiscal year 2003.

DOCUMENTS

                                        2002       2001      Change       % Change
                                      --------   --------    --------     --------
Net sales and revenues                 $40,628    $44,237    $(3,609)        -8%
Gross profit                           $22,870    $25,980    $(3,110)       -12%
    % of revenues                         56.3%      58.7%
SG&A expenses                          $15,299    $16,566    $(1,267)        -8%
    % of revenues                         37.7%      37.4%
Operating income                       $ 7,571    $ 9,414    $(1,843)       -20%
    % of revenues                         18.6%      21.3%

Documents sales decreased in the first quarter of fiscal year 2003 as a result of the continued decline in the number of business forms sold. When comparing the previous two calendar years, the rate of sales decline has decreased. In calendar year 2002, sales declined 2.6%, compared to a 5.2% decline in calendar year 2001. Gross profit and gross profit margins, while still strong, were less than last year because of the sales decline. Operating margins remained strong, reflecting the change in gross profit as SG&A expenses declined with sales.


FINANCIAL SERVICES

                                        2002       2001      Change       % Change
                                      --------   --------    --------     --------
Net sales and revenues                  $9,640    $10,353     $(713)         -7%
Gross profit                            $7,106    $ 7,579     $(473)         -6%
    % of revenues                         73.7%      73.2%
SG&A expenses                           $1,199    $ 1,984     $(785)        -40%
    % of revenues                         12.4%      19.2%
Operating income                        $5,907    $ 5,595     $ 312           6%
    % of revenues                         61.3%      54.0%

Financial Services revenues decreased from last year as the average balance of outstanding finance receivables declined from a year ago. The decline in finance receivables resulted from lower new computer systems sales last year. The effect of stronger sales of new computer systems in the first quarter of fiscal year 2003 should begin in the second quarter once systems are fully installed. Gross profit decreased from last year because of the revenue decline, however, gross profit margins increased over the last year as interest rate spreads strengthened. Financial Services interest rate spread was strong at 5.2%, compared to 4.6% last year. In fiscal year 2003, the interest rate spread was at a relatively high level for this segment as reduced interest rates drove lower borrowing costs. SG&A declined from last year because of lower bad debt expenses. Bad debt expenses were $315 in the first quarter of 2003, compared to $1,100 last year, reflecting a decline in past due accounts. Overall, operating margins were very strong for this segment.


LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
The company's cash balances were $102,745 as of December 31, 2002. Cash flows from operating activities were $8,718 during the first three months of the fiscal year and compare favorably with the prior year. Cash flow from operating activities resulted primarily from net income, adjusted for non cash charges, primarily depreciation and amortization, partially reduced by annual payments related to compensation and benefit plans. Cash flows provided by investing activities included intercompany loan repayments and dividends from financial services. These operating and investing cash flows funded the company's purchase of Networkcar for $11,666 and investments for normal operations including $9,505 of capital expenditures. See Note 3 to the Consolidated Financial Statements for more disclosure on business combinations. During the first three months of the fiscal year, the company also capitalized $5,079 of software licensed to customers. As of December 31, 2002, the balance of software licensed to customers was $86,414. Most of the capitalized software development costs related to Reynolds Generations Series solutions, scheduled for release in fiscal year 2003 when the company will begin amortizing these costs. Fiscal year 2003 capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $35,000.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's automotive systems, used to make scheduled debt repayments and dividend payments to automotive solutions.

CAPITALIZATION
The company's ratio of total debt (total automotive solutions debt) to capitalization (total automotive solutions debt plus shareholders' equity) was 19.4% as of December 31, 2002 and 20.0% as of September 30, 2002. During the first quarter of fiscal year 2003, the company repaid $6,061 of long-term debt.

Remaining credit available under committed revolving credit agreements was $100,000 at December 31, 2002. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash balances, cash flow from operations and cash available from committed credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until such time as needed.

In August 1997, the company entered into an agreement with a trust for the construction and lease of an office building near Dayton, Ohio. The trust was formed by a consortium of institutional investors who purchased equity interests in the trust and provided loans to the trust for the construction of the building. This building was completed in 1999 at a cost of $28,800. This lease is accounted for as an operating lease for financial reporting purposes. Accordingly, neither the asset nor the related liability is reported on the company's balance sheets. The company has guaranteed 80% of the trust's debt related to the construction of the building. The company makes quarterly lease payments based on the outstanding lease balance of $28,800. The original five-year term was extended two years through August 2004. At the end of the lease term, the company may either purchase the building for $28,800 or sell the building on behalf of the lessor. If the building is sold and the proceeds from the sale are insufficient to repay the investors, the company may be required to make a payment to the lessor of up to 80% of the building's cost. Based on appraised values, management does not believe any additional payments will be required at the termination of the lease. In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation will require existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Management is currently assessing the impact of this pronouncement and has not determined the impact on the company's financial statements. In the fourth quarter of fiscal year 2003, the company will likely be required to consolidate this nonconsolidated trust, recording the values of the building and outstanding debt on its consolidated balance sheet.

On January 24, 2003, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. borrowed $100,000 using finance receivables purchased from Reyna Capital Corporation, also an affiliate of the company, as security for the loan. The securitization allows borrowings, up to the $100,000 limit, through January 23, 2004. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. The outstanding borrowings under this arrangement were included with Financial Services' notes payable on the consolidated balance sheet.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of December 31, 2002, the company can issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of December 31, 2002, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2002.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the three months ended December 31, 2002, the company repurchased 1,580 Class A common shares for $40,910 ($25.89 per share). As of December 31, 2002, the company could repurchase an additional 3,323 Class A common shares under existing board of directors' authorizations.

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

MARKET RISKS
INTEREST RATES
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt. The company does not use financial instruments for trading purposes. See Note 5 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

The Financial Services segment of the business, including Reyna Funding L.L.C., an affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. Management believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the quarter ended December 31, 2002, Reyna Funding, L.L.C., an affiliate of the company, entered into a $10,750 interest rate swap to replace a maturing interest rate swap. The company does not use financial instruments for trading purposes. See Note 5 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

Because the company's borrowings are generally under fixed rate debt arrangements or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a one percentage point move in interest rates would not have a material effect on the company's financial statements.

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations, primarily in Canada, which accounted for 6% of net sales and revenues for the three months ended December 31, 2002. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At December 31, 2002, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at December 31, 2002, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTER
See Note 10 to the Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARDS
See Note 11 to the Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.

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

CONTROLS AND PROCEDURES
The company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days prior to the filing date of this quarterly report.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)      Reports on Form 8-K
                    On December 3, 2002 the company filed a report on Form 8-K disclosing the purchase of 577 Class A common shares from Eustace W. Mita, a director, in two arms-length, off-market, private transactions for $14,909.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE REYNOLDS AND REYNOLDS COMPANY




Date  February 14, 2003                          /s/ Lloyd G. Waterhouse
      -------------------                        ------------------------------
                                                 Lloyd G. Waterhouse
                                                 Chief Executive Officer,
                                                 Chairman and President


Date  February 14, 2003                          /s/ Dale L. Medford
      -------------------                        ------------------------------
                                                 Dale L. Medford
                                                 Executive Vice President
                                                 and Chief Financial Officer

                                 CERTIFICATIONS


I, Lloyd G. Waterhouse, principal executive officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Reynolds and Reynolds Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  February 14, 2003                                   /s/Lloyd G. Waterhouse
      -----------------                                   ----------------------
                                                             Lloyd G. Waterhouse
                                 Chief Executive Officer, Chairman and President

I, Dale L. Medford, principal financial officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Reynolds and Reynolds Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date  February 14, 2003                                     /s/ Dale L. Medford
      -----------------                                    --------------------
                                                                Dale L. Medford
                           Executive Vice President and Chief Financial Officer