Form 10-Q
period 2003-03-31
REYNOLDS & REYNOLDS CO
filed 2003-05-14
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2003

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
Yes    X    No
      ----     ----

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  X   No
                                                           ----    ----

On March 31, 2003, 66,894,517 Class A common shares and 16,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three and Six Months Ended March 31, 2003 and 2002                                        3

              Condensed Consolidated Balance Sheets
              As of March 31, 2003 and September 30, 2002                                                       4

              Condensed Statements of Consolidated Cash Flows
              For the Six Months Ended March 31, 2003 and 2002                                                  5

              Notes to Condensed Consolidated Financial Statements                                              6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Six Months Ended March 31, 2003 and 2002                                       11


Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                       16
              (See the caption entitled "Market Risks" included in the Management's
              Discussion and Analysis of Financial Condition and Results of Operations)

Item 4.       Controls and Procedures                                                                          17


PART II.      OTHER INFORMATION

Item 4.       Results of Votes of Security Holders                                                             18

Item 6.       Exhibits and Reports on Form 8-K                                                                 18

SIGNATURES                                                                                                     19

CERTIFICATIONS                                                                                                 20

                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                      (In thousands except per share data)


                                                                                Three Months                   Six Months
                                                                             2003           2002           2003           2002
                                                                          -----------    -----------    -----------    -----------
Net Sales and Revenues
    Services                                                                $157,431       $150,688       $307,811       $298,854
    Products                                                                  88,253         83,742        174,881        165,332
    Financial services                                                         9,415         10,572         19,055         20,925
                                                                          -----------    -----------    -----------    -----------
    Total net sales and revenues                                             255,099        245,002        501,747        485,111
                                                                          -----------    -----------    -----------    -----------

Cost of Sales
    Services                                                                  59,649         52,040        116,487        103,956
    Products                                                                  51,111         48,744         99,076         93,560
    Financial services                                                         2,261          2,517          4,795          5,291
                                                                          -----------    -----------    -----------    -----------
    Total cost of sales                                                      113,021        103,301        220,358        202,807
                                                                          -----------    -----------    -----------    -----------

Gross Profit                                                                 142,078        141,701        281,389        282,304

Selling, General and Administrative Expenses                                  95,558        105,190        189,108        202,246
                                                                          -----------    -----------    -----------    -----------

Operating Income                                                              46,520         36,511         92,281         80,058
                                                                          -----------    -----------    -----------    -----------

Other Charges (Income)
    Interest expense                                                           1,179           (291)         2,700          1,561
    Interest income                                                             (462)        (1,438)        (1,333)        (2,113)
    Equity in net losses (income) of affiliated companies                       (512)        13,192         (1,084)        14,245
    Other                                                                     (1,777)            96         (2,201)           (64)
                                                                          -----------    -----------    -----------    -----------
    Total other charges (income)                                              (1,572)        11,559         (1,918)        13,629
                                                                          -----------    -----------    -----------    -----------

Income Before Income Taxes                                                    48,092         24,952         94,199         66,429
Provision for (Benefits from) Income Taxes                                    18,565         (4,115)        36,424         11,962
                                                                          -----------    -----------    -----------    -----------
Income Before Cumulative Effect of Accounting Change                          29,527         29,067         57,775         54,467
Cumulative Effect of Accounting Change                                             0              0              0        (36,563)
                                                                          -----------    -----------    -----------    -----------
Net Income                                                                   $29,527        $29,067        $57,775        $17,904
                                                                          ===========    ===========    ===========    ===========

Basic Earnings Per Common Share
    Income Before Cumulative Effect of Accounting Change                       $0.43          $0.41          $0.84          $0.77
    Cumulative Effect of Accounting Change                                     $0.00          $0.00          $0.00         ($0.52)
    Net Income                                                                 $0.43          $0.41          $0.84          $0.25
    Average Number of Common Shares Outstanding                               68,094         71,073         68,647         70,855

Diluted Earnings Per Common Share
    Income Before Cumulative Effect of Accounting Change                       $0.42          $0.39          $0.82          $0.74
    Cumulative Effect of Accounting Change                                     $0.00          $0.00          $0.00         ($0.50)
    Net Income                                                                 $0.42          $0.39          $0.82          $0.24
    Average Number of Common Shares Outstanding                               70,017         74,121         70,566         73,613

Cash Dividends Declared Per Common Share                                       $0.11          $0.11          $0.22          $0.22

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND SEPTEMBER 30, 2002
                                 (In thousands)


                                                           3/31/03        9/30/02
                                                         -----------    -----------
     AUTOMOTIVE SOLUTIONS ASSETS
     Current Assets
         Cash and equivalents                              $122,388       $155,295
         Accounts receivable                                106,216        117,471
         Inventories                                         15,914         13,067
         Other current assets                                32,372         31,970
                                                         -----------    -----------
         Total current assets                               276,890        317,803
     Property, Plant and Equipment, less accumulated
       depreciation of $162,643 at 3/31/03 and
       $159,558 at 9/30/02                                  162,002        161,073
     Goodwill                                                43,649         28,999
     Software Licensed to Customers                          91,377         81,557
     Acquired Intangible Assets                              38,981         44,366
     Other Assets                                            95,780         95,762
                                                         -----------    -----------
     Total Automotive Solutions Assets                      708,679        729,560
                                                         -----------    -----------

     FINANCIAL SERVICES ASSETS
     Cash                                                     1,405            635
     Finance Receivables                                    396,749        406,160
     Other Assets                                               689            810
                                                         -----------    -----------
     Total Financial Services Assets                        398,843        407,605
                                                         -----------    -----------

     TOTAL ASSETS                                        $1,107,522     $1,137,165
                                                         ===========    ===========

     AUTOMOTIVE SOLUTIONS LIABILITIES
     Current Liabilities
         Current portion of long-term debt                       $0         $6,061
         Accounts payable                                    41,064         45,144
         Accrued liabilities                                 77,738         81,860
         Deferred revenues                                   28,380         24,404
                                                         -----------    -----------
         Total current liabilities                          147,182        157,469
     Long-Term Debt                                         107,190        107,408
     Other Liabilities                                       91,195         96,488
                                                         -----------    -----------
     Total Automotive Solutions Liabilities                 345,567        361,365
                                                         -----------    -----------

     FINANCIAL SERVICES LIABILITIES
     Notes Payable                                          201,240        217,252
     Other Liabilities                                      106,734        103,522
                                                         -----------    -----------
     Total Financial Services Liabilities                   307,974        320,774
                                                         -----------    -----------

     SHAREHOLDERS' EQUITY
     Capital Stock                                          221,940        217,018
     Other Comprehensive Losses                             (12,383)       (14,234)
     Retained Earnings                                      244,424        252,242
                                                         -----------    -----------
     Total Shareholders' Equity                             453,981        455,026
                                                         -----------    -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $1,107,522     $1,137,165
                                                         ===========    ===========

     See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (In thousands)


                                                                           2003         2002
                                                                        ---------    ---------
        AUTOMOTIVE SOLUTIONS
        Cash Flows Provided By Operating Activities                     $60,561      $72,780
                                                                        ---------    ---------

        Cash Flows Provided By (Used For) Investing Activities

            Business combinations                                       (11,714)           0
            Capital expenditures                                        (14,166)     (22,565)
            Net proceeds from asset sales                                   157        9,275
            Capitalization of software licensed to customers            (10,359)     (10,837)
            Repayments from financial services                            1,910       32,119
                                                                       ---------    ---------
            Net cash flows provided by (used for) investing
        activities                                                      (34,172)       7,992
                                                                       ---------    ---------

        Cash Flows Provided By (Used For) Financing Activities
            Principal payments on debt                                   (6,061)        (346)
            Cash dividends paid                                          (7,548)      (7,765)
            Capital stock issued                                         10,620       36,039
            Capital stock repurchased                                   (57,797)     (58,587)
                                                                       ---------    ---------
            Net cash flows used for financing activities                (60,786)     (30,659)
                                                                       ---------    ---------

        Effect of Exchange Rate Changes on Cash                           1,490         (233)
                                                                       ---------    ---------

        Increase (Decrease) in Cash and Equivalents                     (32,907)      49,880
        Cash and Equivalents, Beginning of Period                       155,295      110,511
                                                                       ---------    ---------
        Cash and Equivalents, End of Period                            $122,388     $160,391
                                                                       =========    =========


        FINANCIAL SERVICES
        Cash Flows Provided By Operating Activities                      $9,702      $10,765
                                                                       ---------    ---------

        Cash Flows Provided By (Used For) Investing Activities
            Finance receivables originated                              (76,100)     (84,953)
            Collections on finance receivables                           85,090       92,093
                                                                       ---------    ---------
            Net cash flows provided by investing activities               8,990        7,140
                                                                       ---------    ---------

        Cash Flows Provided By (Used For) Financing Activities

            Additional borrowings                                             0       80,000
            Principal payments on debt                                  (16,012)     (65,770)
            Repayments to automotive solutions                           (1,910)     (32,119)
                                                                       ---------    ---------
            Net cash flows used for financing activities                (17,922)     (17,889)
                                                                       ---------    ---------

        Increase in Cash and Equivalents                                    770           16
        Cash and Equivalents, Beginning of Period                           635          441
                                                                       ---------    ---------
        Cash and Equivalents, End of Period                              $1,405         $457
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

(2)  INVENTORIES

                                                                3/31/03        9/30/02
                                                               -----------    -----------
Finished products                                                 $15,312        $12,539
Work in process                                                       283            365
Raw materials                                                         319            163
                                                               -----------    -----------
Total inventories                                                 $15,914        $13,067
                                                               ===========    ===========

(3)  BUSINESS COMBINATIONS
In November 2002, the company purchased all outstanding shares of Networkcar, Inc., the provider of a telematics device, which monitors a car's diagnostic information, locates stolen cars through a satellite-based Global Positioning System and performs remote emissions testing. The company purchased Networkcar to enable the rollout to North American automotive retailers as a component of the company's integrated suite of customer relationship management solutions. The purchase price of $11,714 was paid with cash from existing balances. The results of Networkcar's operations have been included in the company's financial statements since the November 29, 2002, purchase date. As of March 31, 2003, the company has recorded goodwill of $12,550 based on the preliminary allocation of the purchase price. The company has engaged an independent appraisal firm to determine fair values of intangible assets, such as patents. Remaining asset and liability captions were not material. Because the company purchased stock, goodwill would be tax deductible only if the company disposes of the stock of Networkcar.

In August 2002, the company purchased BoatVentures.com Corporation, a provider of Web-based applications and education processes to boat, power sports and recreational vehicle retailers and manufacturers. The company preliminarily allocated the purchase price to the net assets at that time. During fiscal year 2003, the valuation of the net assets was completed by an independent appraisal firm and the company adjusted the purchase price allocation to increase computer equipment by $200, increase capitalized software by $100, reduce non-compete agreement intangible assets by $2,400 and increase goodwill by $2,100.

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


GOODWILL

                                                Software       Transform.
                                                Solutions      Solutions        Documents         Totals
                                               ------------   -------------    -------------    -----------
Balances as of September 30, 2002                  $10,412         $15,710           $2,877        $28,999
Business Combinations                                               14,650                          14,650
                                               ------------   -------------    -------------    -----------
Balances as of March 31, 2003                      $10,412         $30,360           $2,877        $43,649
                                               ============   =============    =============    ===========

ACQUIRED INTANGIBLE ASSETS


                                                      Gross         Accumulated       Useful Life
                                                     Amount         Amortization        (years)
                                                  --------------   ---------------    -------------
AS OF MARCH 31, 2003
Amortized intangible assets
    Contractual customer relationship                   $33,100            $4,827          20
    Customer contract                                    17,700            14,080         3.67
    Trademarks                                            5,900               860          20
    Other                                                 4,016             1,968         2-15
                                                  --------------   ---------------
    Total                                               $60,716           $21,735
                                                  ==============   ===============

AS OF SEPTEMBER 30, 2002
Amortized intangible assets
    Contractual customer relationship                   $33,100            $4,000          20
    Customer contract                                    17,700            11,666         3.67
    Trademarks                                            5,900               713          20
    Other                                                 6,889             2,844         3-10
                                                  --------------   ---------------
    Total                                               $63,589           $19,223
                                                  ==============   ===============

Aggregate amortization expense was $1,830 and $3,584 for the three and six months ended March 31, 2003, respectively. Estimated amortization expense for the years ended September 30, is $7,235 in 2003, $3,549 in 2004, $2,147 in 2005,
$2,113 in 2006 and $2,113 in 2007.

(5)  FINANCING ARRANGEMENTS
AUTOMOTIVE SOLUTIONS
As of March 31, 2003, the company had outstanding interest rate swap agreements with notional amounts of $100,000. These interest rate swap agreements were designated as fair value hedges. The fair value of the company's fair value derivative instruments was $7,372 at March 31, 2003 and $7,614 at September 30, 2002 and was included in Automotive Solutions' other assets on the condensed consolidated balance sheet. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in income. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

FINANCIAL SERVICES
On January 24, 2003, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. The securitization allows borrowings, up to the $100,000 limit, through January 23, 2004. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. As of March 31, 2003, Reyna Funding, L.L.C. had outstanding borrowings of $100,000 under this arrangement.

As of March 31, 2003, Reyna Funding, L.L.C. had outstanding interest rate swap agreements with notional amounts of $100,000 and Reyna Capital Corporation had outstanding interest rate swap agreements with notional amounts of $25,500. These interest rate swap agreements were designated as cash flow hedges. The fair value of the company's cash flow derivative instruments was a $3,449 liability at March 31, 2003 and a $4,035 liability at September 30, 2002 and was included in Financial Services' other liabilities on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented were recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value of cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2003, the company expects the amounts to be reclassified out of other comprehensive income into earnings to be immaterial to the financial statements.

(6) COMPREHENSIVE INCOME

                                                                     THREE MONTHS                  SIX MONTHS
                                                                 2003           2002           2003          2002
                                                              ------------   ------------    ----------    ----------
Net income                                                        $29,527        $29,067       $57,775       $17,904
Foreign currency translation adjustment                             1,375            (54)        1,490          (233)
Net unrealized gains on derivative contracts, net of taxes            195            703           361           925
                                                              ------------   ------------    ----------    ----------
Comprehensive income                                              $31,097        $29,716       $59,626       $18,596
                                                              ============   ============    ==========    ==========

(7)  STOCK OPTIONS
In December 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require disclosure in interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement was effective for interim financial statements beginning after December 15 2002.

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

                                                                                THREE MONTHS                 SIX MONTHS
                                                                            2003           2002          2003         2002
                                                                          ----------    -----------    ---------    ----------
Net Income as reported                                                      $29,527        $29,067      $57,775       $17,904
Stock-based compensation employee expense, net of taxes                       2,585          2,798        5,289         6,428
                                                                          ----------    -----------    ---------    ----------
Pro forma net income                                                        $26,942        $26,269      $52,486       $11,476
                                                                          ==========    ===========    =========    ==========

Basic Earnings Per Common Share
   Net Income as reported                                                     $0.43          $0.41        $0.84         $0.25
   Pro forma net income                                                       $0.40          $0.37        $0.76         $0.16

Diluted Earnings Per Common Share
   Net Income as reported                                                     $0.42          $0.39        $0.82         $0.24
   Pro forma net income                                                       $0.38          $0.35        $0.74         $0.15

(8)  CASH FLOW STATEMENTS
Reconciliation of net income to net cash provided by operating activities.

                                                                                      SIX MONTHS
                                                                                2003             2002
                                                                             ------------    -------------
AUTOMOTIVE SOLUTIONS
Net Income                                                                       $51,020          $11,047
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Cumulative effect of accounting change                                             0           36,563
    Depreciation and amortization                                                 16,813           14,379
    Deferred income taxes                                                          2,165            9,149
    Deferred income taxes transferred to (from) Financial Services                 2,516           (1,780)
    Losses on sales of assets                                                        804            1,013
    Changes in operating assets and liabilities
        Accounts receivable                                                        9,330           17,573
        Inventories                                                               (2,549)          (3,519)
        Prepaid expenses and other current assets                                 (1,486)            (457)
        Intangible and other assets                                               (1,515)          15,629
        Accounts payable                                                          (4,378)          (4,509)
        Accrued liabilities                                                       (6,408)         (14,735)
        Other liabilities                                                         (5,751)          (7,573)
                                                                             ------------    -------------
Net Cash Provided by Operating Activities                                        $60,561          $72,780
                                                                             ============    =============

FINANCIAL SERVICES
Net Income                                                                        $6,755           $6,857
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Deferred income taxes                                                          1,856           (3,939)
    Deferred income taxes transferred to (from) Automotive Solutions              (2,516)           1,780
    Changes in receivables, other assets and other liabilities                     3,607            6,067
                                                                             ------------    -------------
Net Cash Provided by Operating Activities                                         $9,702          $10,765
                                                                             ============    =============

(9)  BUSINESS SEGMENTS

Reclassifications were made to the prior year's segment information to conform to the presentation used in fiscal year 2003. The results of operations for a consulting business unit were transferred from the Software Solutions segment to the Transformation Solutions segment. This presentation reflects the current organizational structure of the company.

                                                        THREE MONTHS                       SIX MONTHS
                                                    2003            2002             2003              2002
                                                -------------   --------------   --------------    --------------
NET SALES AND REVENUES
Software Solutions                                  $166,817         $150,205         $329,168          $298,233
Transformation Solutions                              34,688           37,054           68,717            74,545
Documents                                             44,179           47,171           84,807            91,408
Financial Services                                     9,415           10,572           19,055            20,925
                                                -------------   --------------   --------------    --------------
Total Net Sales and Revenues                        $255,099         $245,002         $501,747          $485,111
                                                =============   ==============   ==============    ==============

OPERATING INCOME (LOSS)
Software Solutions                                   $40,324          $25,108          $78,903           $55,424
Transformation Solutions                              (6,698)          (3,422)         (12,994)           (5,200)
Documents                                              7,724            9,176           15,295            18,590
Financial Services                                     5,170            5,649           11,077            11,244
                                                -------------   --------------   --------------    --------------
Total Operating Income                               $46,520          $36,511          $92,281           $80,058
                                                =============   ==============   ==============    ==============

                                                                                    3/31/03           9/30/02
                                                                                 --------------    --------------
ASSETS
Automotive Solutions                                                                  $708,679          $729,560
Financial Services                                                                     398,843           407,605
                                                                                 --------------    --------------
Total Assets                                                                        $1,107,522        $1,137,165
                                                                                 ==============    ==============


(10)  CONTINGENCIES
The U.S. Environmental Protection Agency (EPA) has designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA has contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involves a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and is sharing remedial investigation and feasibility study costs with other PRPs. During fiscal year 1996, an agreement was reached whereby the state of Connecticut contributed $8,000 towards remediation costs. Preliminary remediation continued during fiscal year 2001, utilizing Connecticut's contribution. The EPA issued a Record of Decision on September 28, 2001, which selects a remedy at the site involving "monitored natural attenuation." The EPA's estimated future remedial costs are approximately $3,200. In 2000, the company was named a defendant in a cost recovery lawsuit filed by a PRP coalition in the United States District Court for the Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court has ordered the parties to participate in a nonbinding mediation. The company believes that the reasonably foreseeable resolution of these two matters will not have a material adverse effect on the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the company to disclose contingent obligations under certain guarantees in both interim and annual financial statements. In fiscal year 2000, the company sold the net assets of its Information Solutions segment to The Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. As of March 31, 2003, this contingent liability totaled $4,197. The majority of these leases expire during 2003 and 2004. Also in connection with the sale of these operations to The Carlyle Group, the company secured a stand-by letter of credit which expires in 2007. The company is contingently liable for a portion of long-term debt secured by a Relizon facility in Canada. As of March 31, 2003, the unamortized balance on this letter of credit was $1,626.

In August 1997, the company entered into an agreement with a trust for the construction and lease of an office building near Dayton, Ohio. The trust was formed by a consortium of institutional investors who purchased equity interests in the trust and provided loans to the trust for the construction of the building. This building was completed in 1999 at a cost of $28,800. This lease is accounted for as an operating lease for financial reporting purposes. Accordingly, neither the asset nor the related liability is reported on the company's balance sheets. The company has guaranteed 80% of the trust's debt related to the construction of the building. The original five-year term was extended two years through August 2004. At the end of the lease term, the company may either purchase the building for $28,800 or sell the building on behalf of the lessor. If the building is sold and the proceeds from the sale are insufficient to repay the investors, the company may be required to make a payment to the lessor of up to 80% of the building's cost. Based on appraised values, management does not believe any additional payments will be required at the termination of the lease. See also related discussion of FASB interpretation No. 46 in Note 11 to the Condensed Consolidated Financial Statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management is currently assessing the impact of this pronouncement and has not determined the impact on the company's financial statements. In the fourth quarter of fiscal year 2003, the company will likely be required to consolidate a nonconsolidated trust discussed in Note 10 to the Condensed Consolidated Financial Statements from which the company leases an office building near Dayton, Ohio.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                      (In thousands except per share data)

2002 SPECIAL ITEMS
During the second quarter of fiscal year 2002, the company recorded several items that when combined added $742 or $.01 per share to earnings. The company settled a state income tax audit that covered fiscal years 1992 through 1998. Based on the settlement, the company reduced interest and income tax accruals for fiscal years 1999 through 2001. The company also filed amended returns in a number of states to correct the apportionment and allocation of taxable income among the states. The combination of audit settlements, accrual adjustments and amended returns added $5,890 or $.08 per share of earnings in the second quarter of fiscal year 2002. The income tax adjustments were recorded as follows: $2,310 in selling, general and administrative (SG&A) expenses, primarily for professional fees associated with obtaining the income tax benefits, $1,709 for the reversal of previously recorded interest expense, $819 of interest income on tax refunds, $200 of other charges and $5,872 of income tax benefits. During the second quarter of fiscal year 2002, the company also recorded $8,552 of expenses ($5,251 or $.07 per share after income taxes) for the following items: employee termination benefits of $4,492 for 114 employees, communications software distributed to customers of $2,500 and real estate costs of $1,560. These items were recorded as follows: $2,000 in cost of sales, $6,552 in SG&A expenses and related income tax benefits of $3,301. During March 2002, the company also sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a net gain of $103. The company recorded a loss of $12,274, included with equity in net losses of affiliated companies on the statement of consolidated income and income tax benefits of $12,377 related to the sale of these shares, included with the provision for (benefit from) income taxes on the statement of consolidated income. The following discussion and analysis of results of operations excludes the effect of the 2002 special items.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                 Three Months                                    Six Months
                                  -------------------------------------------    -------------------------------------------
                                     2003       2002     Change    % Change        2003      2002      Change    % Change
                                  ----------- ---------- -------- -----------    --------- ---------- --------- ------------
Net sales and revenues              $255,099   $245,002  $10,097          4%     $501,747   $485,111   $16,636           3%
Gross profit                        $142,078   $141,701     $377          0%     $281,389   $282,304     ($915)          0%
    % of revenues                      55.7%      57.8%                             56.1%      58.2%
SG&A expenses                        $95,558   $105,190  ($9,632)        -9%     $189,108   $202,246  ($13,138)         -6%
    % of revenues                      37.5%      42.9%                             37.7%      41.7%
Operating income                     $46,520    $36,511  $10,009         27%      $92,281    $80,058   $12,223          15%
    % of revenues                      18.2%      14.9%                             18.4%      16.5%
Income Before Cumulative Effect of
    Accounting Change                $29,527    $29,067     $460          2%      $57,775    $54,467    $3,308           6%
    Basic earnings per share           $0.43      $0.41    $0.02          5%        $0.84      $0.77     $0.07           9%
    Diluted earnings per share         $0.42      $0.39    $0.03          8%        $0.82      $0.74     $0.08          11%


Consolidated revenues increased 4% in the quarter continuing a recent trend of quarter to quarter revenue growth improvement. For both the second quarter and six months, consolidated revenues reflected growth in excess of 10% for the Software Solutions segment, partially offset by sales declines in the other segments. Gross margins declined, reflecting sales growth of Software Solutions computer systems products, which have lower margins than computer service revenues, lower sales of Documents and consulting services and a change in the allocation of certain expenses previously reported as SG&A expenses to cost of sales. This improved allocation of expenses was made possible by a new general ledger system, however, it was not practicable to restate the prior year. Second quarter and year-to-date SG&A expenses declined from last year, both in total dollars and as a percentage of revenues, primarily because of 2002 special items. Excluding 2002 special items, SG&A expenses declined because of lower selling expenses and the change in cost allocation methodology. Research and development (R&D) expenses were approximately $18,000 in the quarter and $35,000 year-to-date, compared to $16,000 and $32,000 last year, respectively. Operating income also included combined losses for the New Markets Group (which includes BoatVentures.com acquired in August 2002), Networkcar (acquired in November
2002) and Dealerpoint (acquired in January 2003) of $3,400 for the quarter and $5,100 year-to-date. Excluding the impact of these investments for future growth, operating margins exceeded 19%.

Other income and expense improved from last year primarily because last year included the previously mentioned pretax losses on the sale of Kalamazoo Computer Group shares. In the second quarter of 2003, the company sold its investment in Credit Online and recorded a pretax gain of $1,369. The effective income tax rate was approximately the same as last year, excluding the tax effect of special items.

SOFTWARE SOLUTIONS


                                               Three Months                                    Six Months
                               ---------------------------------------------    -----------------------------------------
                                  2003       2002      Change     % Change        2003      2002      Change   % Change
                               ----------- ---------- ---------- -----------    --------- ---------- --------- ----------
Net sales and revenues           $166,817   $150,205    $16,612         11%     $329,168   $298,233   $30,935        10%
Gross profit                     $100,137    $93,636     $6,501          7%     $199,045   $188,339   $10,706         6%
    % of revenues                   60.0%      62.3%                               60.5%      63.2%
SG&A expenses                     $59,813    $68,528    ($8,715)       -13%     $120,142   $132,915  ($12,773)      -10%
    % of revenues                   35.8%      45.6%                               36.5%      44.6%
Operating income                  $40,324    $25,108    $15,216         61%      $78,903    $55,424   $23,479        42%
    % of revenues                   24.2%      16.7%                               24.0%      18.6%


Software Solutions revenues grew in excess of 10% over last year for both the second quarter and six months as both computer systems products sales and computer service revenues increased over last year. After declining for the last two years, computer systems products sales increased as more ERA computer systems and related PCs were sold. Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, grew because of the increased number of ERA retail management software applications supported, growth in Network Services revenues and the addition of Dealerpoint sales. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $61,000 at March 31, 2003 compared to $60,000 at September 30, 2002. Gross profit increased over last year for the quarter and year-to-date because of the sales increase, however, gross margins declined.

Gross margin declined from last year, primarily because of the strong growth in product sales, which have lower margins than service revenues, and the allocation of certain expenses previously reported as SG&A expenses to cost of sales. The new allocation methodology reduced gross margin by about one percentage point in both the second quarter and six months. This improved allocation of expenses was made possible by a new general ledger system, however, it was not practicable to restate the prior year. SG&A expenses declined as a percentage of revenues for both the quarter and six months, as compared to last year primarily because of 2002 special items. Excluding 2002 special items, SG&A expenses declined primarily because of lower severance expenses and the change in cost allocation methodology. Excluding the impact of 2002 special items, operating margins exceeded last year for both the three and six month periods, primarily because of the sales growth.

TRANSFORMATION SOLUTIONS

                                            Three Months                                   Six Months
                              -----------------------------------------    -------------------------------------------
                                2003       2002     Change   % Change        2003       2002     Change     % Change
                              ---------- --------- --------- ----------    ---------- --------- ---------- -----------
Net sales and revenues          $34,688   $37,054   ($2,366)       -6%       $68,717   $74,545    ($5,828)        -8%
Gross profit                    $10,681   $12,670   ($1,989)      -16%       $21,108   $25,011    ($3,903)       -16%
    % of revenues                 30.8%     34.2%                              30.7%     33.6%
SG&A expenses                   $17,379   $16,092    $1,287         8%       $34,102   $30,211     $3,891         13%
    % of revenues                 50.1%     43.4%                              49.6%     40.6%
Operating loss                  ($6,698)  ($3,422)  ($3,276)                ($12,994)  ($5,200)   ($7,794)
    % of revenues                -19.3%     -9.2%                             -18.9%     -7.0%

Transformation Solutions revenues decreased from last year for both the three and six month periods as growth of credit applications and Networkcar revenues were more than offset by declines in consulting, Campaign Management Services, and Automark Web Services revenues. Automark Web Services revenues declined as the company began recording revenues over the contract service period, instead of upon delivery of the software license. Automark Web Services historically included a mixture of one-time and recurring revenues based on contract terms which have allowed customers the option to host their Web sites. As part of the Reynolds Generation Series, the company has launched additional hosted services and will release more in the future. As many of these hosted services integrate into the Web services offerings, the company is transitioning Automark Web Services to the company's standard contract terms, which do not contain the hosting option. Gross profit and gross profit margins declined from last year for both the three and six months because of the decline in consulting revenues and the resulting lower utilization of consultants. Second quarter and year-to-date operating losses reflected higher SG&A expenses resulting from the purchases of Networkcar in November 2002 and BoatVentures.com in August 2002. See Note 3 to the Condensed Consolidated Financial Statements for additional disclosures regarding these business combinations.

DOCUMENTS

                                            Three Months                                   Six Months
                              ------------------------------------------    ------------------------------------------
                                2003       2002     Change    % Change        2003      2002      Change    % Change
                              ---------- --------- --------- -----------    --------- ---------- ---------- ----------
Net sales and revenues          $44,179   $47,171  ($2,992)         -6%      $84,807    $91,408   ($6,601)        -7%
Gross profit                    $24,106   $27,340  ($3,234)        -12%      $46,976    $53,320   ($6,344)       -12%
    % of revenues                 54.6%     58.0%                              55.4%      58.3%
SG&A expenses                   $16,382   $18,164  ($1,782)        -10%      $31,681    $34,730   ($3,049)        -9%
    % of revenues                 37.1%     38.5%                              37.4%      38.0%
Operating income                 $7,724    $9,176  ($1,452)        -16%      $15,295    $18,590   ($3,295)       -18%
    % of revenues                 17.5%     19.5%                              18.0%      20.3%


Documents sales decreased for both the three and six months ended March 31, 2003, as a result of the continued decline in the number of business forms sold. Laser and continuous forms revenues increased; however, this increase was more than offset by lower volume in other product lines. Gross profit and gross profit margins were less than last year for both the second quarter and six months primarily because of the sales decline, reducing fixed cost coverage and contributing to manufacturing inefficiencies. Gross profit was also negatively impacted by the change in allocation methodology, which shifted certain expenses from SG&A expenses to cost of sales. It was not practicable to restate last year. SG&A expenses declined from last year, for both periods, reflecting both lower sales and the cost allocation change. Operating margins declined consistent with the changes in gross profit margins.

FINANCIAL SERVICES

                                             Three Months                                    Six Months
                              --------------------------------------------    -----------------------------------------
                               2003      2002       Change     % Change        2003      2002      Change    % Change
                              -------- ---------- ----------- ------------    -------- ---------- ---------- ----------
Net sales and revenues         $9,415    $10,572    ($1,157)         -11%     $19,055    $20,925   ($1,870)        -9%
Gross profit                   $7,154     $8,055      ($901)         -11%     $14,260    $15,634   ($1,374)        -9%
    % of revenues               76.0%      76.2%                                74.8%      74.7%
SG&A expenses                  $1,984     $2,406      ($422)         -18%      $3,183     $4,390   ($1,207)       -27%
    % of revenues               21.1%      22.8%                                16.7%      21.0%
Operating income               $5,170     $5,649      ($479)          -8%     $11,077    $11,244     ($167)        -1%
    % of revenues               54.9%      53.4%                                58.1%      53.7%


Financial Services revenues decreased from last year for both the three and six months. Revenues declined because of both, a decline in receivables balances and lower interest rates. Gross profit decreased from last year, quarter and year-to-date, because of the revenue decline, but gross profit margins remained essentially flat. Year-to-date, Financial Services interest rate spread was strong at 5.2%, compared to 4.9% last year. These interest rate spreads represent relatively high levels for this segment as reduced interest rates drove lower borrowing costs. SG&A Expenses declined from last year because of lower bad debt expenses. Bad debt expenses were $1,100 in the second quarter of 2003, compared to $1,500 last year and $1,415 year-to-date, compared to $2,600 last year. Reduced bad debt expenses reflect lower write-offs and a decline in past due accounts. Overall, operating margins remained strong for this segment.


LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS
The company's cash balances were $122,388 as of March 31, 2003. Cash flows from operating activities were $60,561 for the six months ended March 31, 2003, and resulted primarily from net income, adjusted for non cash charges, primarily depreciation and amortization. Cash flows used for investing activities included the company's purchase of Networkcar for $11,714, capital expenditures of $14,166 for normal operations and the capitalization of $10,359 of software licensed to customers. As of March 31, 2003, the balance of software licensed to customers was $91,377. Most of the capitalized software development costs related to Reynolds Generations Series solutions scheduled for release in the second half of 2003 when the company will begin amortizing these costs. Fiscal year 2003 capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $40,000.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION
The company's ratio of total debt (total automotive solutions debt) to capitalization (total automotive solutions debt plus shareholders' equity) was 19.1% as of March 31, 2003 and 20.0% as of September 30, 2002. During the first six months of fiscal year 2003, the company repaid $6,061 of long-term debt. Remaining credit available under committed revolving credit agreements was $100,000 at March 31, 2003. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash balances, cash flow from operations and cash available from committed credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until such time as needed.

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

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of March 31, 2003, the company can issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year.

SHAREHOLDERS' EQUITY
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of March 31, 2003, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2002.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the three months ended March 31, 2003, the company repurchased 700 Class A common shares for $16,887 ($24.12 per share). Year-to-date, the company repurchased 2,280 Class A common shares for $57,797 ($25.35 per share). As of March 31, 2003, the company could repurchase an additional 2,623 Class A common shares under existing board of directors' authorizations.

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

MARKET RISKS

INTEREST RATES
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt. The company does not use financial instruments for trading purposes. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of interest rate management agreements.

The Financial Services segment of the business, including Reyna Funding L.L.C., an affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. Management believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the six months ended March 31, 2003, Reyna Funding, L.L.C., an affiliate of the company, entered into interest rate swaps of $17,700 to replace maturing interest rate swaps. The company does not use financial instruments for trading purposes. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of interest rate management agreements.

Because of the company's debt profile, management believes that a one percentage point move in interest rates would not have a material effect on the company's financial statements.

FOREIGN CURRENCY EXCHANGE RATES
The company has foreign-based operations, located primarily in Canada, which accounted for 6% of net sales and revenues for the six months ended March 31, 2003. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and its foreign subsidiaries and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At March 31, 2003, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at March 31, 2003, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTER
See Note 10 to the Condensed Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARDS
See Note 11 to the Condensed Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.

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

                           PART II - OTHER INFORMATION

ITEM 4.           RESULTS OF VOTES OF SECURITY HOLDERS'

At the Annual Meeting of Shareholders on February 13, 2003, the shareholders of the company voted on and approved the following issues

Issue 1  Election of Directors
                                                                    Shares
                                            Shares For             Withheld
                                           --------------   ---------------------
Three-year terms Expiring in 2006
Cleve L. Killingsworth, Jr.                   74,579,855               1,400,297
Dale L. Medford                               75,674,691                 305,461
Lloyd G. Waterhouse                           75,565,888                 414,264
Renato Zambonini                              75,673,768                 306,384

Two-year term Expiring in 2005
Stephanie W. Bergeron                         73,040,939               2,939,213

Issue 2  Appointment of Deloitte & Touche LLP as Independent Auditors
Shares For                                    72,773,265
Shares Against                                 2,939,850
Shares Abstain                                   267,035



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits
                           99.1 Certification pursuant to 18 U.S.C. Section
                                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.2 Certification pursuant to 18 U.S.C. Section
                                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K
                           There were no reports on Form 8-K filed during the quarter ended March 31, 2003. The company filed a report on Form 8-K on April 23, 2003 that included the company's press release dated April 23, 2003 reporting second quarter results of fiscal year 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE REYNOLDS AND REYNOLDS COMPANY




Date  May 14, 2003                       /s/ Lloyd G. Waterhouse
     -----------------                   -----------------------
                                         Lloyd G. Waterhouse
                                         Chief Executive Officer,
                                         Chairman and President


Date  May 14, 2003                       /s/ Dale L. Medford
     -----------------                   -------------------
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


Date  May 14, 2003                                       /s/Lloyd G. Waterhouse
      ------------                                      -----------------------
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



Date  May 14, 2003                                            /s/Dale L. Medford
      ------------                                           -------------------
                                                                 Dale L. Medford
                            Executive Vice President and Chief Financial Officer