Form 10-Q
period 2003-06-30
REYNOLDS & REYNOLDS CO
filed 2003-08-14
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2003

                           COMMISSION FILE NO. 1-10147

                        THE REYNOLDS AND REYNOLDS COMPANY


        OHIO                                         31-0421120
(State of incorporation)                   (IRS Employer Identification No.)


                                ONE REYNOLDS WAY
                              KETTERING, OHIO 45430
                    (Address of principal executive offices)

                                 (937) 485-2000
                                 (Telephone No.)

                             115 SOUTH LUDLOW STREET
                               DAYTON, OHIO 45402
                 (Former address of principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
      ----     -----

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes    X    No
                                                             ----      -----

On June 30, 2003, 67,249,866 Class A common shares and 16,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            -------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income
              For the Three and Nine Months Ended June 30, 2003 and 2002                                        3

              Condensed Consolidated Balance Sheets
              As of June 30, 2003 and September 30, 2002                                                        4

              Condensed Statements of Consolidated Cash Flows
              For the Nine Months Ended June 30, 2003 and 2002                                                  5

              Notes to Condensed Consolidated Financial Statements                                              6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Nine Months Ended June 30, 2003 and 2002                                       11


Item 3.       Quantitative and Qualitative Disclosures About Market Risk
              (See the caption entitled "Market Risks" included in the Management's
              Discussion and Analysis of Financial Condition and Results of Operations)                        17

Item 4.       Controls and Procedures                                                                          18


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                                                 19

SIGNATURES                                                                                                     20


                        THE REYNOLDS AND REYNOLDS COMPANY
                        STATEMENTS OF CONSOLIDATED INCOME
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (In thousands except per share data)




                                                                             Three Months                   Nine Months
                                                                       -----------------------        ----------------------
                                                                         2003           2002            2003          2002
                                                                       --------       --------        --------      --------
Net Sales and Revenues
    Services                                                           $157,708       $153,807        $465,519      $452,661
    Products                                                             83,823         86,065         258,704       251,397
    Financial services                                                    8,874         10,696          27,929        31,621
                                                                       --------       --------        --------      --------
    Total net sales and revenues                                        250,405        250,568         752,152       735,679
                                                                       --------       --------        --------      --------
Cost of Sales
    Services                                                             58,036         52,767         174,523       156,723
    Products                                                             50,181         46,833         149,257       140,393
    Financial services                                                    2,119          2,760           6,914         8,051
                                                                       --------       --------        --------      --------
    Total cost of sales                                                 110,336        102,360         330,694       305,167
                                                                       --------       --------        --------      --------
Gross Profit                                                            140,069        148,208         421,458       430,512
Selling, General and Administrative Expenses                             91,647         99,200         280,755       301,446
                                                                       --------       --------        --------      --------
Operating Income                                                         48,422         49,008         140,703       129,066
                                                                       --------       --------        --------      --------
Other Charges (Income)
    Interest expense                                                      1,155          1,137           3,855         2,698
    Interest income                                                        (944)          (862)         (2,277)       (2,975)
    Equity in net losses (income) of affiliated companies                  (668)          (514)         (1,752)       13,731
    Other                                                                  (489)           171          (2,690)          107
                                                                       --------       --------        --------      --------
    Total other charges (income)                                           (946)           (68)         (2,864)       13,561
                                                                       --------       --------        --------      --------
Income Before Income Taxes                                               49,368         49,076         143,567       115,505
Provision for  Income Taxes                                              21,119         18,843          57,543        30,805
                                                                       --------       --------        --------      --------
Income Before Cumulative Effect of Accounting Change                     28,249         30,233          86,024        84,700
Cumulative Effect of Accounting Change                                        0              0               0       (36,563)
                                                                       --------       --------        --------      --------
Net Income                                                             $ 28,249       $ 30,233        $ 86,024      $ 48,137
                                                                       ========       ========        ========      ========
Basic Earnings Per Common Share
    Income Before Cumulative Effect of Accounting Change               $   0.41       $   0.43        $   1.26      $   1.19
    Cumulative Effect of Accounting Change                             $   0.00       $   0.00        $   0.00      $  (0.52)
    Net Income                                                         $   0.41       $   0.43        $   1.26      $   0.68
    Average Number of Common Shares Outstanding                          68,220         71,000          68,504        70,903
Diluted Earnings Per Common Share
    Income Before Cumulative Effect of Accounting Change               $   0.40       $   0.41        $   1.22      $   1.15
    Cumulative Effect of Accounting Change                             $   0.00       $   0.00        $   0.00      $  (0.50)
    Net Income                                                         $   0.40       $   0.41        $   1.22      $   0.65
    Average Number of Common Shares Outstanding                          70,823         74,191          70,652        73,805
Cash Dividends Declared Per Common Share                               $   0.11       $   0.11        $   0.33      $   0.33




See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2003 AND SEPTEMBER 30, 2002
                                 (In thousands)




                                                                                         6/30/03                  9/30/02
                                                                                       ------------            ------------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                                                  $115,550                $155,295
    Accounts receivable                                                                    108,933                 117,471
    Inventories                                                                             15,372                  13,067
    Other current assets                                                                    31,863                  31,970
                                                                                        ----------              ----------
    Total current assets                                                                   271,718                 317,803
Property, Plant and Equipment, less accumulated depreciation of
   $166,568 at 6/30/03 and $159,558 at 9/30/02                                             163,021                 161,073
Goodwill                                                                                    40,649                  28,999
Software Licensed to Customers                                                              95,386                  81,557
Acquired Intangible Assets                                                                  39,558                  44,366
Other Assets                                                                                94,191                  95,762
                                                                                        ----------              ----------
Total Automotive Solutions Assets                                                          704,523                 729,560
                                                                                        ----------              ----------
FINANCIAL SERVICES ASSETS
Cash                                                                                         1,870                     635
Finance Receivables                                                                        396,980                 406,160
Other Assets                                                                                   564                     810
                                                                                        ----------              ----------
Total Financial Services Assets                                                            399,414                 407,605
                                                                                        ----------              ----------
TOTAL ASSETS                                                                            $1,103,937              $1,137,165
                                                                                        ==========              ==========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
    Current portion of long-term debt                                                           $0                  $6,061
    Notes payable                                                                              560                       0
    Accounts payable                                                                        37,600                  45,144
    Accrued liabilities                                                                     60,915                  81,860
    Deferred revenues                                                                       30,422                  24,404
                                                                                        ----------              ----------
    Total current liabilities                                                              129,497                 157,469
Long-Term Debt                                                                             108,281                 107,408
Other Liabilities                                                                           94,531                  96,488
                                                                                        ----------              ----------
Total Automotive Solutions Liabilities                                                     332,309                 361,365
                                                                                        ----------              ----------
FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                              192,348                 217,252
Other Liabilities                                                                          101,222                 103,522
                                                                                        ----------              ----------
Total Financial Services Liabilities                                                       293,570                 320,774
                                                                                        ----------              ----------
SHAREHOLDERS' EQUITY
Capital Stock                                                                              248,104                 217,018
Other Comprehensive Losses                                                                 (10,121)                (14,234)
Retained Earnings                                                                          240,075                 252,242
                                                                                        ----------              ----------
Total Shareholders' Equity                                                                 478,058                 455,026
                                                                                        ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $1,103,937              $1,137,165
                                                                                        ==========              ==========


See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (In thousands)




                                                               2003         2002
                                                             ---------    ---------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities                   $92,629     $115,444
                                                             ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                    (11,714)            0
    Capital expenditures                                     (20,681)     (30,503)
    Net proceeds from asset sales                                  31        9,183
    Capitalization of software licensed to customers         (14,685)     (15,831)
    Repayments from (advances to) financial services          (9,957)       31,116
                                                             ---------    ---------
    Net cash flows used for investing activities             (57,006)      (6,035)
                                                             ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                         560            0
    Principal payments on debt                                (6,061)        (346)
    Cash dividends paid                                      (22,508)     (23,404)
    Capital stock issued                                       35,003       48,158
    Capital stock repurchased                                (86,013)     (96,343)
                                                             ---------    ---------
    Net cash flows used for financing activities             (79,019)     (71,935)
                                                             ---------    ---------

Effect of Exchange Rate Changes on Cash                         3,651          981
                                                             ---------    ---------
Increase (Decrease) in Cash and Equivalents                  (39,745)       38,455
Cash and Equivalents, Beginning of Period                     155,295      110,511
                                                             ---------    ---------
Cash and Equivalents, End of Period                          $115,550     $148,966
                                                             =========    =========
FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                    $9,760      $18,163
                                                             ---------    ---------
Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                           (106,637)    (124,185)
    Collections on finance receivables                        113,059      134,131
                                                             ---------    ---------
    Net cash flows provided by investing activities             6,422        9,946
                                                             ---------    ---------
Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                           0       80,000
    Principal payments on debt                               (24,904)     (77,165)
    Advances from (repayments to) automotive solutions          9,957     (31,116)
                                                             ---------    ---------
    Net cash flows used for financing activities             (14,947)     (28,281)
                                                             ---------    ---------

Increase (Decrease) in Cash and Equivalents                     1,235        (172)
Cash and Equivalents, Beginning of Period                         635          441
                                                             ---------    ---------
Cash and Equivalents, End of Period                            $1,870         $269
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

 (2)  INVENTORIES


                                                                 6/30/03        9/30/02
                                                               -----------    -----------
Finished products                                                 $14,641        $12,539
Work in process                                                       364            365
Raw materials                                                         367            163
                                                                  -------        -------
Total inventories                                                 $15,372        $13,067
                                                                  =======        =======

(3)  BUSINESS COMBINATIONS

In November 2002, the company purchased all outstanding shares of Networkcar, Inc., the provider of a telematics device which monitors a car's diagnostic information, locates stolen cars through a satellite-based Global Positioning System and performs remote emissions testing. The company purchased Networkcar to enable the rollout to North American automotive retailers as a component of the company's integrated suite of customer relationship management solutions. The purchase price of $11,714 was paid with cash from existing balances. The results of Networkcar's operations have been included in the company's financial statements since the November 29, 2002, purchase date. As of March 31, 2003, the company had recorded goodwill of $12,550 based on the preliminary allocation of the purchase price. The company engaged an independent appraisal firm to determine fair values of intangible assets, such as patents. During the third quarter of fiscal year 2003, a preliminary valuation of the net assets was completed by the independent appraisal firm and the company adjusted its purchase price allocation to increase fixed assets by $600, increase intangible assets for patents by $2,800, reduce non-compete agreements by $400 and reduce goodwill by $3,000. Because the company purchased stock, goodwill would be tax deductible only if the company disposes of the stock of Networkcar.

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


GOODWILL

                                                 Software        Transform.
                                                 Solutions       Solutions       Documents         Totals
                                                -----------    ------------    -------------    -----------
Balances as of September 30, 2002                  $10,412         $15,710           $2,877        $28,999
Business Combinations                                               11,650                          11,650
                                                   -------         -------           ------        -------
Balances as of June 30, 2003                       $10,412         $27,360           $2,877        $40,649
                                                   =======         =======           ======        =======


ACQUIRED INTANGIBLE ASSETS



                                                      Gross          Accumulated       Useful Life
                                                     Amount         Amortization         (years)
                                                  --------------    --------------    --------------
AS OF JUNE 30, 2003
Amortized intangible assets
    Contractual customer relationship                   $33,100           $ 5,241          20
    Customer contract                                    17,700            15,286         3.67
    Trademarks                                            5,900               934          20
    Other                                                 6,450             2,131         2-15
                                                        -------           -------
    Total                                               $63,150           $23,592
                                                        =======           =======


AS OF SEPTEMBER 30, 2002
Amortized intangible assets
    Contractual customer relationship                   $33,100           $ 4,000         20
    Customer contract                                    17,700            11,666        3.67
    Trademarks                                            5,900               713         20
    Other                                                 6,889             2,844        3-10
                                                        -------           -------
    Total                                               $63,589           $19,223
                                                        =======           =======

Aggregate amortization expense was $1,822 and $5,406 for the three and nine months ended June 30, 2003, respectively. Estimated amortization expense for the years ended September 30, is $7,100 in 2003, $3,567 in 2004, $2,300 in 2005,
$2,300 in 2006 and $2,300 in 2007.

(5)  FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

As of June 30, 2003, the company had outstanding interest rate swap agreements with notional amounts of $100,000. These interest rate swap agreements were designated as fair value hedges. The fair value of the company's fair value derivative instruments was $8,450 at June 30, 2003 and $7,614 at September 30, 2002 and was included in Automotive Solutions' other assets on the condensed consolidated balance sheet. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in income. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

FINANCIAL SERVICES

On January 24, 2003, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. The securitization allows borrowings, up to the $100,000 limit, through January 23, 2004. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. As of June 30, 2003, Reyna Funding, L.L.C. had outstanding borrowings of $100,000 under this arrangement.

As of June 30, 2003, Reyna Funding, L.L.C. had outstanding interest rate swap agreements with notional amounts of $100,000 and Reyna Capital Corporation had outstanding interest rate swap agreements with notional amounts of $20,000. These interest rate swap agreements were designated as cash flow hedges. The fair value of the company's cash flow derivative instruments was a $3,286 liability at June 30, 2003, and a $4,035 liability at September 30, 2002, and was included in Financial Services' other liabilities on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented were recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value of cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2003, the company expects the amounts to be reclassified from other comprehensive income into earnings to be immaterial to the financial statements.

(6) COMPREHENSIVE INCOME


                                                            THREE MONTHS                    NINE MONTHS
                                                     ----------------------------    ---------------------------
                                                        2003            2002            2003            2002
                                                     ------------    ------------    ------------    -----------
Net income                                               $28,249         $30,233         $86,024        $48,137
Foreign currency translation adjustment                    2,161           1,214           3,651            981
Net unrealized gains (losses) on derivative
contracts                                                    101            (924)            462              1
                                                         -------         -------         -------        -------
Comprehensive income                                     $30,511         $30,523         $90,137        $49,119
                                                         =======         =======         =======        =======

(7)  STOCK OPTIONS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require disclosure in interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. This statement was effective for interim financial statements beginning after December 15, 2002.

The company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees". The company follows the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, which requires the valuation of stock options using option valuation models and the disclosure of the pro forma effect on earnings. The company valued its stock options using the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, such as expected stock price volatility, which can materially affect the fair value estimate. Because the company's stock options have characteristics significantly different from traded options, the fair value determined may not reflect the actual value of the company's stock options.


                                                                               THREE MONTHS                  NINE MONTHS
                                                                        ----------------------------   ------------------------
                                                                           2003            2002          2003          2002
                                                                        ------------    ------------   ----------    ----------
Net income as reported                                                      $28,249         $30,233      $86,024       $48,137
Stock-based compensation employee expense, net of taxes                       2,472           2,662        7,761         9,090
                                                                            -------         -------      -------       -------
Pro forma net income                                                        $25,777         $27,571      $78,263       $39,047
                                                                            =======         =======      =======       =======
Basic Earnings Per Common Share
    Net income as reported                                                    $0.41           $0.43        $1.26         $0.68
    Pro forma net income                                                      $0.38           $0.39        $1.14         $0.55

Diluted Earnings Per Common Share
    Net income as reported                                                    $0.40           $0.41        $1.22         $0.65
    Pro forma net income                                                      $0.36           $0.37        $1.11         $0.52

(8)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.


                                                                                    NINE MONTHS
                                                                           ------------------------------
                                                                              2003               2002
                                                                           ------------       -----------
AUTOMOTIVE SOLUTIONS
Net Income                                                                     $76,350           $37,659
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Cumulative effect of accounting change                                           0            36,563
    Depreciation and amortization                                               25,093            22,723
    Deferred income taxes                                                        2,554            19,991
    Deferred income taxes transferred to (from) Financial Services               1,529            (2,980)
    Losses on sales of assets                                                      885             1,050
    Changes in operating assets and liabilities
        Accounts receivable                                                      7,512             3,381
        Inventories                                                             (2,007)           (2,368)
        Prepaid expenses and other current assets                                  (16)            5,082
        Intangible and other assets                                               (651)           12,757
        Accounts payable                                                        (7,842)             (833)
        Accrued liabilities                                                     (8,376)           (3,410)
        Other liabilities                                                       (2,402)          (14,171)
                                                                               -------          --------
Net Cash Provided by Operating Activities                                      $92,629          $115,444
                                                                               =======          ========
FINANCIAL SERVICES
Net Income                                                                     $ 9,674          $ 10,478
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Deferred income taxes                                                          989            (9,524)
    Deferred income taxes transferred to (from) Automotive Solutions            (1,529)            2,980
    Changes in receivables, other assets and other liabilities                     626            14,229
                                                                               -------          --------
Net Cash Provided by Operating Activities                                      $ 9,760          $ 18,163
                                                                               =======          ========




(9)  BUSINESS SEGMENTS

Reclassifications were made to the prior year's segment information to conform to the presentation used in fiscal year 2003. The results of operations for a consulting business unit were transferred from the Software Solutions segment to the Transformation Solutions segment. This presentation reflects the current organizational structure of the company.

                                                     THREE MONTHS                  NINE MONTHS
                                              ---------------------------    ----------------------------
                                                  2003           2002            2003           2002
                                              ------------   ------------    ------------    ------------
NET SALES AND REVENUES
Software Solutions                                $167,373      $155,219        $496,541       $453,452
Transformation Solutions                            30,660        39,985          99,377        114,530
Documents                                           43,498        44,668         128,305        136,076
Financial Services                                   8,874        10,696          27,929         31,621
                                                  --------      --------        --------       --------
Total Net Sales and Revenues                      $250,405      $250,568        $752,152       $735,679
                                                  ========      ========        ========       ========
OPERATING INCOME (LOSS)
Software Solutions                                $ 42,460      $ 33,910        $121,363       $ 89,334
Transformation Solutions                            (6,947)          822         (19,941)        (4,378)
Documents                                            8,122         8,341          23,417         26,931
Financial Services                                   4,787         5,935          15,864         17,179
                                                  --------      --------        --------       --------
Total Operating Income                             $48,422       $49,008        $140,703       $129,066
                                                  ========      ========        ========       ========




                                                                               6/30/03        9/30/02
                                                                             ------------   -----------
ASSETS
Automotive Solutions                                                          $  704,523     $  729,560
Financial Services                                                               399,414        407,605
                                                                              ----------     ----------
Total Assets                                                                  $1,103,937     $1,137,165
                                                                              ==========     ==========



(10)  CONTINGENCIES

The U.S. Environmental Protection Agency (EPA) had designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involved a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and shared remedial investigation and feasibility study costs with other PRPs. On May 7, 2003, a consent decree was entered in the United States District Court for the District of Connecticut (U.S. v. Regional Refuse Disposal District, et al) pursuant to which the company paid $244 on May 14, 2003. The company believes that any further involvement in the remediation will be minimal and will not have a material adverse effect on the financial statements.

In 2000, the company was named a defendant in a cost recovery lawsuit filed by PRP coalition in the United States District Court for Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court has ordered the parties to participate in non-bonding mediation. The company believes that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the company to disclose contingent obligations under certain guarantees in both interim and annual financial statements. In fiscal year 2000, the company sold the net assets of its Information Solutions segment to The Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. As of June 30, 2003, this contingent liability totaled $3,408. The majority of these leases expire during 2003 and 2004. Also in connection with the sale of these operations to The Carlyle Group, the company secured a standby letter of credit which expires in 2007. The company is contingently liable for a portion of long-term debt secured by a Relizon facility in Canada. As of June 30, 2003, the unamortized balance on this letter of credit was $1,605.

In August 1997, the company entered into an agreement with a trust for the construction and lease of an office building near Dayton, Ohio. The trust was formed by a consortium of institutional investors who purchased equity interest in the trust and provided loans to the trust for the construction of the building. This building was completed in 1999 at a cost of $28,800. This lease was accounted for as an operating lease for financial reporting purposes. Accordingly, neither the asset nor the related liability is reported on the company's balance sheets. The company guaranteed 80% of the trust's debt related to the construction of the building. The original five-year term was extended two years through August 2004. At the end of the lease term, the company had the option to purchase the building for $28,800 or sell the building on behalf of the lessor. If the building was sold and the proceeds from the sale were insufficient to repay investors, the company might have been required to make a payment to the lessor of up to 80% of the building's cost. On July 1, 2003, the company purchased the office building for cash of $28,800 and terminated the lease agreement.

(11)  ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. On July 1, 2003, the company purchased an office building, leased from a nonconsolidated trust discussed in Note 10 to the Consolidated Financial Statements, for cash of $28,800 and terminated the lease agreement. The company has no other variable interest entities.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments be classified as either a liability or an asset, instead of equity, on the balance sheet. The provisions of this statement are effective for the first interim period beginning after June 15, 2003. The adoption of this pronouncement will not have a material impact on the company's financial statements.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (In thousands except per share data)


2002 SPECIAL ITEMS

During the second quarter of fiscal year 2002, the company recorded several items that when combined added $742 or $.01 per share to earnings. The company settled a state income tax audit that covered fiscal years 1992 through 1998. Based on the settlement, the company reduced interest and income tax accruals for fiscal years 1999 through 2001. The company also filed amended returns in a number of states to correct the apportionment and allocation of taxable income among the states. The combination of audit settlements, accrual adjustments and amended returns added $5,890 or $.08 per share of earnings in the second quarter of fiscal year 2002. The income tax adjustments were recorded as follows: $2,310 in selling, general and administrative (SG&A) expenses, primarily for professional fees associated with obtaining the income tax benefits, $1,709 for the reversal of previously recorded interest expense, $819 of interest income on tax refunds, $200 of other charges and $5,872 of income tax benefits. During the second quarter of fiscal year 2002, the company also recorded $8,552 of expenses ($5,251 or $.07 per share after income taxes) for the following items: employee termination benefits of $4,492 for 114 employees, communications software distributed to customers of $2,500 and real estate costs of $1,560. These items were recorded as follows: $2,000 in cost of sales, $6,552 in SG&A expenses and related income tax benefits of $3,301. During March 2002, the company also sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a net gain of $103. The company recorded a loss of $12,274, included with equity in net losses of affiliated companies on the statement of consolidated income and income tax benefits of $12,377 related to the sale of these shares, included with the provision for income taxes on the statement of consolidated income.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY


                                                    Three Months                                 Nine Months
                                        ----------------------------------------    ----------------------------------------
                                           2003      2002     Change   % Change        2003      2002     Change   % Change
                                        --------- --------- --------- ----------    --------- --------- --------- ----------

Net sales and revenues                   $250,405  $250,568   $ (163)        0%      $752,152  $735,679  $ 16,473      2%
Gross profit                             $140,069  $148,208   $(8,139)      -5%      $421,458  $430,512  $ (9,054)    -2%
    % of revenues                           55.9%     59.1%                             56.0%     58.5%
SG&A expenses                            $ 91,647  $ 99,200   $(7,553)      -8%      $280,755  $301,446  $(20,691)    -7%
    % of revenues                           36.6%     39.5%                             37.3%     41.0%
Operating income                         $ 48,422  $ 49,008   $ (586)       -1%      $140,703  $129,066  $ 11,637      9%
    % of revenues                           19.3%     19.6%                             18.7%     17.5%
Income Before Cumulative Effect of
    Accounting Change                    $ 28,249  $ 30,233   $(1,984)      -7%      $ 86,024  $ 84,700  $  1,324      2%
    Basic earnings per share             $   0.41  $   0.43   $ (0.02)      -5%      $   1.26  $   1.19  $   0.07      6%
    Diluted earnings per
     share                               $   0.40  $   0.41   $ (0.01)      -2%      $   1.22  $   1.15  $   0.07      6%



Consolidated revenues were essentially flat in the third quarter and up 2% year-to-date. For both the third quarter and nine months, consolidated revenues reflected growth in Software Solutions segment revenues, the company's largest segment, and revenue declines in the three smaller segments. Gross profit and gross margins declined from last year for both the quarter and nine months reflecting lower Transformation Solutions revenues and Documents sales. Gross margin was also negatively affected by a shift in the Software Solutions sales mix, with lower margin systems sales growing faster than higher margin recurring service revenues. Gross margin also reflected a change in the allocation of certain expenses previously reported as SG&A expenses to cost of sales. This improved allocation of expenses was made possible by a new general ledger system, however, it was not practicable to restate the prior year. Third quarter and year-to-date SG&A expenses declined from last year, both in total dollars and as a percentage of revenues. SG&A expenses declined because of lower selling expenses and the change in cost allocation methodology. Last year's SG&A expenses for the nine month period also included special items previously discussed. Research and development (R&D) expenses were approximately $17,000 in the quarter and $53,000 year-to-date, compared to $18,000 and $50,000 last year, respectively. Operating income also included combined losses for Reydiance(TM) (acquired as BoatVentures.com in August 2002), Networkcar (acquired in November
2002) and Dealerpoint (software license acquired in January 2003) of $3,100 for the quarter and $8,300 year-to-date.

Year-to-date, other income and expenses improved from last year primarily because last year included the previously mentioned pretax losses on the sale of Kalamazoo Computer Group shares. Also, in the second quarter of 2003, the company sold its investment in Credit Online and recorded a pretax gain of $1,369. The effective income tax rate was 42.8% for the quarter compared to 38.4% last year. The 2003 tax rate reflected $3,400 of higher state income tax expense ($2,210 net of federal income tax benefits) related to Ohio tax legislation enacted in late June 2003. This tax law resulted in increased taxable income apportioned to the state of Ohio and did not reduce taxable income apportioned to other states. Excluding this tax law change, the third quarter tax rate was 38.3%. Year-to-date the effective income tax rate was 40.1% (38.5% excluding the tax law change), compared to 26.7% last year. Last year included many special items previously discussed. Excluding the 2002 special items, last year's tax rate for nine months was 38.4%.


     SOFTWARE SOLUTIONS

                                            Three Months                                 Nine Months
                               ----------------------------------------    ----------------------------------------
                                 2003      2002     Change   % Change        2003      2002     Change   % Change
                               --------- --------- --------- ----------    --------- --------- --------- ----------
Net sales and revenues         $167,373  $155,219   $12,154         8%     $496,541  $453,452   $ 43,089        10%
Gross profit                   $101,713   $98,641    $3,072         3%     $300,758  $286,980   $ 13,778         5%
    % of revenues                 60.8%     63.5%                             60.6%     63.3%
SG&A expenses                   $59,253   $64,731   $(5,478)       -8%     $179,395  $197,646   $(18,251)       -9%
    % of revenues                 35.4%     41.7%                             36.2%     43.6%
Operating income                $42,460   $33,910    $8,550        25%     $121,363   $89,334   $ 32,029        36%
    % of revenues                 25.4%     21.8%                             24.4%     19.7%

Software Solutions revenues grew over last year for both the third quarter and nine months as both computer systems products sales and computer service revenues increased over last year. For the third quarter computer systems products sales increased as more Electronic Document Management systems and personal computers were sold. Year-to-date, computer systems products sales grew primarily as a result of higher sales of ERA(R) retail management systems and personal computers. Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, grew for both the three and nine months because of the increased number of ERA retail management software applications supported, growth in Network Services revenues and the addition of Internet Lead Management (formerly Dealerpoint) sales which resulted from a license agreement between the company and Microsoft Corporation. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $54,000 at June 30, 2003, compared to $60,000 at September 30, 2002. Gross profit increased over last year for the quarter and year-to-date because of the sales increase. Gross margins, however, declined from last year, primarily because of the strong growth in product sales, which have lower margins than service revenues, and the allocation of certain expenses previously reported as SG&A expenses to cost of sales. The new allocation methodology reduced gross margin by about one percentage point in both the third quarter and nine months. This improved allocation of expenses was made possible by a new general ledger system. It was not practicable, however, to restate the prior year. Gross margins also reflected the ramp up of costs to support Internet Lead Management. SG&A expenses declined from last year, as a percentage of revenues, for the quarter primarily because of lower selling expenses and the change in cost allocation methodology. Year-to-date, SG&A expenses declined from last year, as a percentage of revenues, primarily because of lower selling expenses, the change in cost allocation methodology and last year's special items previously discussed. Operating margins exceeded last year for both the three and nine month periods, primarily because of the sales growth.

TRANSFORMATION SOLUTIONS

                                           Three Months                                Nine Months
                               --------------------------------------    ----------------------------------------
                                2003     2002     Change   % Change        2003      2002     Change   % Change
                               -------- -------- --------- ----------    --------- --------- --------- ----------
Net sales and revenues         $30,660  $39,985  $(9,325)       -23%      $ 99,377  $114,530  $(15,153)      -13%
Gross profit                    $8,351  $16,475  $(8,124)       -49%      $ 29,459  $ 41,486  $(12,027)      -29%
    % of revenues                27.2%    41.2%                              29.6%     36.2%
SG&A expenses                  $15,298  $15,653    ($355)        -2%      $ 49,400  $ 45,864  $  3,536         8%
    % of revenues                49.9%    39.1%                              49.7%     40.0%
Operating income (loss)        $(6,947)    $822  $(7,769)                 $(19,941) $ (4,378) $(15,563)
    % of revenues               -22.7%     2.1%                             -20.1%     -3.8%

Transformation Solutions revenues were less than last year for both the three and nine months as growth of credit applications revenues was more than offset by declines in Reynolds Consulting Services, Campaign Management Services, and Automark(R) Web Services revenues. Reynolds Consulting Services revenues reflected a decline in the number of consulting days delivered and Campaign Management Services lower revenues resulted from a decrease in the number of service reminders mailed. Automark Web Services revenues declined as the company began recording revenues over the contract service period instead of upon delivery of the software license. Automark Web Services historically included a mixture of one-time and recurring revenues based on contract terms which have allowed customers the option to host their Web sites. As part of the Reynolds Generation Series(TM), the company has launched additional hosted services and will release more in the future. As many of these hosted services integrate into the Web services offerings, the company is transitioning Automark Web Services to the company's standard contract terms, which do not contain the hosting option. Automark Web Services also delivered fewer web sites than last year's very strong third quarter. Gross profit and gross profit margins declined from last year for both the three and nine months because of the decline in revenues which resulted in lower utilization of consultants and lower fixed cost coverage for Campaign Management Services and Automark Web Services. Third quarter and year-to-date operating losses reflect the revenue driven decline in gross profit and the purchases of Networkcar in November 2002 and BoatVentures.com in August 2002. These businesses lost a combined $1,900 in the third quarter and $6,100 year-to-date. See Note 3 to the Consolidated Financial Statements for additional disclosures regarding these business combinations.

DOCUMENTS

                                           Three Months                                Nine Months
                               --------------------------------------    ----------------------------------------
                                2003     2002    Change    % Change        2003      2002    Change    % Change
                               -------- -------- -------- -----------    --------- --------- -------- -----------
Net sales and revenues         $43,498  $44,668  $(1,170)        -3%     $128,305  $136,076  $(7,771)        -6%
Gross profit                   $23,250  $25,156  $(1,906)        -8%     $ 70,226  $ 78,476  $(8,250)       -11%
    % of revenues                53.5%    56.3%                             54.7%     57.7%
SG&A expenses                  $15,128  $16,815  $(1,687)       -10%     $ 46,809  $ 51,545  $(4,736)        -9%
    % of revenues                34.8%    37.6%                             36.4%     37.9%
Operating income                $8,122   $8,341  $  (219)        -3%     $ 23,417  $ 26,931  $(3,514)       -13%
    % of revenues                18.7%    18.7%                             18.3%     19.8%

Documents sales decreased for both the three and nine months ended June 30, 2003, as a result of the continued decline in the number of business forms sold. In the third quarter, revenues declined 3%, compared to a 7% decline for the first six months of the fiscal year. Laser and continuous forms revenues increased for both the three and nine months; however, this increase was more than offset by lower volume in other product lines. Gross profit and gross profit margins were less than last year for both the third quarter and year-to-date primarily because of the sales decline, which reduced fixed cost coverage and contributed to manufacturing inefficiencies. Gross profit was also negatively impacted by the change in allocation methodology, which shifted certain expenses from SG&A expenses to cost of sales. It was not practicable to restate last year. SG&A expenses declined from last year for both periods, reflecting both lower sales and the cost allocation change. Operating margins were the same as last year in the third quarter as revenues shrank at a slower rate than earlier in the year. Year-to-date operating margins declined because of lower revenues and the effect on gross profit margins.

FINANCIAL SERVICES

                                           Three Months                               Nine Months
                               --------------------------------------    --------------------------------------
                                2003    2002     Change    % Change       2003     2002    Change    % Change
                               ------- -------- --------- -----------    -------- -------- -------- -----------
Net sales and revenues         $8,874  $10,696  ($1,822)        -17%     $27,929  $31,621  ($3,692)       -12%
Gross profit                   $6,755   $7,936  ($1,181)        -15%     $21,015  $23,570  ($2,555)       -11%
    % of revenues               76.1%    74.2%                             75.2%    74.5%
SG&A expenses                  $1,968   $2,001     ($33)         -2%      $5,151   $6,391  ($1,240)       -19%
    % of revenues               22.2%    18.7%                             18.4%    20.2%
Operating income               $4,787   $5,935  ($1,148)        -19%     $15,864  $17,179  ($1,315)        -8%
    % of revenues               53.9%    55.5%                             56.8%    54.3%

Financial Services revenues decreased from last year for both the three and nine months because of lower interest rates and a decline in receivable balances from a year ago. Gross profit decreased from last year's third quarter and nine months because of the revenue decline, but gross profit margins increased as interest rate spreads were strong. Interest rate spreads were 5.2% for both the third quarter and nine months, compared to 4.8% and 4.9% for the third quarter and nine months last year. These interest rate spreads represent relatively high levels for this segment as reduced interest rates decreased borrowing costs. SG&A expenses were down slightly for the quarter and declined from last year through nine months because of lower bad debt expenses. Bad debt expenses were $1,150 in the third quarter of 2003, the same as last year, and $2,565 year-to-date, compared to $3,750 last year. Reduced bad debt expenses reflect lower write-offs and a decline in past due accounts. Overall, operating margins remained strong for this segment.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The company's balance of cash and equivalents was $115,550 as of June 30, 2003. Cash flows from operating activities were $92,629 for the nine months ended June 30, 2003, and resulted primarily from net income adjusted for non cash depreciation and amortization expenses. Cash flows used for investing activities included the company's purchase of Networkcar for $11,714, capital expenditures of $20,681 for normal operations and the capitalization of $14,685 of software licensed to customers. As of June 30, 2003, the balance of software licensed to customers was $95,386. Most of the capitalized software development costs relate to Reynolds Generations Series solutions. In the fourth quarter of fiscal year 2003, the company will begin amortizing these costs. Fiscal year 2003 capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $45,000 excluding real estate transactions. On July 1, 2003, the company purchased an office building for $28,800 of cash and terminated a lease agreement. See related disclosure in Notes 10 and 11 to the Consolidated Financial Statements.

Financial services operating cash flows and collections on finance receivables were invested in new finance receivables for the company's automotive systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total automotive solutions debt) to capitalization (total automotive solutions debt plus shareholders' equity) was 18.5% as of June 30, 2003 and 20.0% as of September 30, 2002. During the first nine months of fiscal year 2003, the company repaid $6,061 of long-term debt. Remaining credit available under committed revolving credit agreements was $100,000 at June 30, 2003. In addition to committed credit agreements, the company also has a variety of other short-term credit lines available. The company anticipates that cash balances, cash flow from operations and cash available from committed credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until such time as needed.

In August 1997, the company entered into an agreement with a trust for the construction and lease of an office building near Dayton, Ohio. The trust was formed by a consortium of institutional investors who purchased equity interests in the trust and provided loans to the trust for the construction of the building. This building was completed in 1999 at a cost of $28,800. This lease was accounted for as an operating lease for financial reporting purposes. Accordingly, neither the asset nor the related liability is reported on the company's balance sheets. The company guaranteed 80% of the trust's debt related to the construction of the building. The company made quarterly lease payments based on the outstanding lease balance of $28,800. The original five-year term was extended two years through August 2004. At the end of the lease term, the company had the option to purchase the building for $28,800 or sell the building on behalf of the lessor. If the building was sold and the proceeds from the sale were insufficient to repay the investors, the company might have been required to make a payment to the lessor of up to 80% of the building's cost. On July 1, 2003, the company purchased the aforementioned office building from the trust for cash of $28,800 and terminated the lease agreement.

On January 24, 2003, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. borrowed $100,000 secured by finance receivables purchased from Reyna Capital Corporation, also an affiliate of the company. The securitization allows borrowings, up to the $100,000 limit, through January 23, 2004. This loan funding agreement is renewable annually through January 23, 2006. Any borrowings will be repaid as collections on finance receivables balances are received. The outstanding borrowings under this arrangement were included with Financial Services' notes payable on the Consolidated Balance Sheet.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of June 30, 2003, the company can issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of June 30, 2003, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2002.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the three months ended June 30, 2003, the company repurchased 989 Class A common shares for $28,215 ($28.53 per share). Year-to-date, the company repurchased 3,270 Class A common shares for $86,013 ($26.31 per share). As of June 30, 2003, the company could repurchase an additional 1,634 Class A common shares under existing board of directors' authorizations. On August 12, 2003, the board of directors authorized an additional 8,000 Class A common shares for repurchase.

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

The Financial Services segment of the business, including Reyna Funding L.L.C., an affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. Management believes that over time it has reduced interest expense by using interest rate management agreements and variable rate debt instead of directly obtaining fixed rate debt. During the nine months ended June 30, 2002, Reyna Funding, L.L.C., an affiliate of the company, entered into interest rate swaps of $25,085 to replace maturing interest rate swaps. The company does not use financial instruments for trading purposes. See Note 5 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

Because the company's borrowings are generally under fixed rate debt arrangements or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a one percentage point move in interest rates would not have a material effect on the company's financial statements.

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations, located primarily in Canada, which accounted for 7% of net sales and revenues for the nine months ended June 30, 2003. In the conduct of its foreign operations the company has intercompany sales, charges and loans between the U.S. and its foreign subsidiaries and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At June 30, 2003, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at June 30, 2003, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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

CONTROLS AND PROCEDURES

The company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as required by paragraph (b) of Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There has been no change in the company's internal control over financial reporting that occurred during the fiscal period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31       Certifications

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K On April 23,2003, the company filed a report on Form 8-K that included the company's April 23, 2003, press release announcing financial results for the quarter ended March 31,2003.

                  On July 9, 2003, the company filed a report on Form 8-K that included the company's July 8, 2003, press release announcing that a retroactive Ohio tax law change would increase tax expense and reduce earnings.

                  On July 23, 2003, the company filed a report on Form 8-K that included the company's July 23, 2003, press release announcing financial results for the quarter ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE REYNOLDS AND REYNOLDS COMPANY




Date  August 14, 2003                          /s/ Lloyd G. Waterhouse
     -----------------                         --------------------------------
                                               Lloyd G. Waterhouse
                                               Chief Executive Officer,
                                               Chairman and President


Date  August 14, 2003                          /s/ Dale L. Medford
     -----------------                         --------------------------------
                                               Dale L. Medford
                                               Executive Vice President
                                               and Chief Financial Officer