Form 10-K
period 2003-09-30
REYNOLDS & REYNOLDS CO
filed 2003-12-12
CIK 83588

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             FOR THE TRANSITION PERIOD FROM _________ TO __________.

                           COMMISSION FILE NO. 1-10147

                        THE REYNOLDS AND REYNOLDS COMPANY
             (Exact name of registrant as specified in its charter)

                   OHIO                                   31-0421120
         (State of Incorporation)              (IRS Employer Identification No.)

                                ONE REYNOLDS WAY
                               DAYTON, OHIO 45430
                    (Address of principal executive offices)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (937) 485-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          CLASS A COMMON SHARES (NO PAR VALUE)       NEW YORK STOCK EXCHANGE
         -------------------------------------    ------------------------------
                    (Title of class )             (Exchange on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of December 1, 2003, was $1,854,041,610.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 2003:

   Class A Common Shares: 66,274,855 (exclusive of 25,812,905 Treasury shares)
                        Class B Common Shares: 15,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

                                     PART I
                             (Dollars in thousands)

ITEM 1.  DESCRIPTION OF BUSINESS

The Reynolds and Reynolds Company (the "company" or "Reynolds") was founded in 1866 and has been an Ohio corporation since 1889. The company's services include a full range of retail and enterprise management systems, networking and support, e-business applications, Web services, learning and consulting services, customer relationship management solutions, document management and financing services primarily for automotive retailers and manufacturers.

The company is organized into four segments for reporting purposes.

The Software Solutions segment provides integrated computer systems products and related services. Products include integrated software packages, computer hardware and installation of hardware and software. Services include customer training, hardware maintenance and software support as well as consulting services.

The Transformation Solutions segment provides specialized training, Web services and customer relationship management solutions.

The Documents segment manufactures and distributes printed business forms primarily to automotive retailers.

The Financial Services segment provides financing, principally for sales of the company's computer systems, through the company's wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding, L.L.C. and a similar operation in Canada.

                      FINANCIAL INFORMATION ABOUT SEGMENTS
                       AND FOREIGN AND DOMESTIC OPERATIONS

See Note 11 to the Consolidated Financial Statements on page 49 for financial and descriptive information about the business segments described above.

                    NEW SOLUTIONS AND BUSINESS EVENTS IN 2003

In fiscal year 2003, the company continued its mission to lead the transformation of automotive retailing, investing in people, processes, and new products that will deliver solutions and services to automotive retailers and car companies.

- In fiscal year 2003, Reynolds introduced the Reynolds Generations Series(R) Suite, a sophisticated customer-centric automotive retail management solution. Designed from the ground up and based on extensive market research, the Reynolds Generations Series Suite is a total retail management solution consisting of seamlessly integrated dealership applications that include Web Brand Management, Customer Management, Finance and Insurance Management, Fixed Operations Management, Business Management, and Employee Management.

- Reynolds acquired MSN Autos' Dealerpoint automotive lead management service, the leading provider of these services for the automotive industry.

- Reynolds Web Solutions played an integral role in designing and developing Web sites for Scion retailers during the year as Toyota U.S.A. launched the Scion brand in the U.S. Scion vehicles, which are sold through most existing Toyota stores, are being rolled out in phases from mid-2003 through mid-2004.

- Reynolds acquired Networkcar, Inc. ("Networkcar"), an advanced telematics solution. The acquisition built on a minority stake the company took in Networkcar in January 2001. During the year, the company also introduced Networkcar for Business, a fleet management technology that gives fleet managers on-line access to detailed vehicle performance indicators such as mileage, speed, speed history, malfunction indicator lamp status, fuel efficiency, and diagnostic trouble code descriptions.

                                  RECENT EVENTS

In October 2003, the company purchased the outstanding shares of Incadea AG, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, has annual revenues of about $6,000. The purchase price of about $7,000 was paid with cash from existing balances.

In October 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, has annual revenues of about $5,000. The purchase price of about $8,000 was paid with cash from existing balances.

Effective October 1, 2003, the company elected to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and will begin recognizing stock option expense in the Statements of Consolidated Income. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company has elected the retroactive restatement method which requires that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 31, 1994. Accordingly, the company is currently assessing the impact this will have on the company's Consolidated Financial Statements and will restate all periods beginning in fiscal 2004. See pro forma earnings effect in Note 1 to the Consolidated Financial Statements.

On October 2, 2003, the company announced the consolidation of its automotive forms manufacturing facility located in Grand Prairie, Texas, into the company's Celina, Ohio facility. The company also eliminated additional positions in technology, administration and documents sales bringing the total number of reductions to about 200. The company estimates that costs for severance, outplacement, relocation and other plant consolidation efforts will total about $8,000 or $.07 per share in the first quarter of fiscal year 2004.

                                  RAW MATERIALS

Computer hardware and peripherals are essential to the company. It purchases these products from a variety of suppliers. International Business Machines Corporation supplies the hardware platform for the Reynolds Generations Series and the ERA(R) system. If this source of supply were to be interrupted, some delay would occur in converting to a new platform. The company historically has not experienced difficulties in obtaining hardware and peripherals, nor does it reasonably foresee difficulty in obtaining them in the future on competitive terms and conditions.

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

The company's main competitor in the Software Solutions segment is the Dealer Services division of Automatic Data Processing, Inc. ("ADP"). ADP's assets and financial resources substantially exceed those of the company. Together, the company and ADP provide a significant share of the information management systems for automotive retailers in the United States and Canada.

The company is expanding and supplementing its solutions in the Transformation Solutions segment. This segment experiences competition from hundreds of providers, ranging from local to regional and national firms.

The company's Documents segment has a leading market share position but experiences energetic competition from local printing brokers and regional printers across the United States and Canada and those competitors using advances in technology.

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

                                     BACKLOG

The backlog represents orders for computer systems or documents which have not yet been shipped to customers, and deferred revenues (orders which have been shipped but not yet recognized in revenues). At October 31, 2003, the dollar value of the backlog including software license fees was $62,000 compared to $61,000 last year. The company anticipates substantially all of the backlog to be recognized as revenue during fiscal year 2004.

                            RESEARCH AND DEVELOPMENT

During fiscal 2003, the company continued its substantial investment in research and development to deliver new and enhanced solutions for customers. Expenditures for those activities were $72,000 in 2003, $68,000 in 2002 and $71,000 in 2001.

                            ENVIRONMENTAL PROTECTION

The company believes that it is in substantial compliance with all applicable federal, state and local statutes concerning environmental protection. The company has not experienced any material costs in this regard. The U.S. Environmental Protection Agency had designated the company as one of a number of potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act at one environmental remediation site, but a consent decree was entered on May 7, 2003 pursuant to which the company paid $244. The company has also been named as a defendant in a cost recovery lawsuit in Dayton, Ohio, regarding another environmental remediation site. (See Note 12 to the Consolidated Financial Statements, page 50.)

                                    EMPLOYEES

On September 30, 2003, the company and its subsidiaries employed 4,518 persons.

                              AVAILABLE INFORMATION

The Company provides free of charge access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other SEC filings, through its Web site, www.reyrey.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

The Company will also provide free of charge a copy of its 2004 Annual Report to Shareholders upon written request to:

Douglas M. Ventura, Vice President Corporate and Business Development, General Counsel and Secretary
The Reynolds and Reynolds Company
One Reynolds Way
Dayton, Ohio  45430

Or by calling:  1-888-4REYREY (473-9739)

ITEM 2.  PROPERTIES

As of September 30, 2003, the company owned and operated two manufacturing plants in the United States, one in Celina, Ohio, and one in Grand Prairie, Texas, encompassing approximately 427,000 square feet, which produce the company's Documents segment products and services. Corporate headquarters are located in the Dayton, Ohio area in several buildings owned by the company which contain approximately 1,232,000 square feet. In addition, the company leases approximately 35 offices throughout the United States and Canada. All of the company's business segments use these offices.

On October 2, 2003, the company announced that it would consolidate its automotive forms manufacturing facility located in Grand Prairie, Texas, into the company's Celina, Ohio facility effective December 31, 2003. On October 8, 2003, the company sold properties which encompassed approximately 350,000 square feet.

Management believes that the company's facilities are adequate to support the business efficiently.

See also "Property, Plant and Equipment" under Note 1 to the Consolidated Financial Statements on page 35.

ITEM 3.  LEGAL PROCEEDINGS

Relevant information appears in Note 12 to the Consolidated Financial Statements on page 50.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

                  (Dollars in thousands except per share data)

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The company's Class A Common Shares are listed on the New York Stock Exchange. There is no principal market for the Class B Common Shares. The company also has an authorized class of 60 million preferred shares with no par value. As of the filing of this report, the company currently has no agreements or commitments with respect to the sale or issuance of the preferred shares except as described in Note 7 to the Consolidated Financial Statements, page 43.

Information on market prices of the company's common stock and dividends paid on such stock is set forth in Note 16 to the Consolidated Financial Statements on page 55.

As of December 1, 2003, there were approximately 3,040 holders of record of Class A Common Shares and one holder of record of Class B Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA

                        FIVE-YEAR SELECTED FINANCIAL DATA
                  (Dollars in thousands except per share data)

For The Years Ended September 30                        2003           2002          2001          2000          1999
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED
Net Sales and Revenues                                $1,008,245    $  992,383    $1,004,012    $  954,687    $  868,028
Income from Continuing Operations                     $  119,017    $  115,552    $   97,934    $   88,440    $   87,891
   Basic earnings per common share                    $     1.74    $     1.63    $     1.34    $     1.14    $     1.12
   Diluted earnings per common share                  $     1.69    $     1.58    $     1.31    $     1.11    $     1.09
Net Income                                            $  119,017    $   78,989    $   99,557    $  116,596    $  122,721
   Basic earnings per common share                    $     1.74    $     1.12    $     1.36    $     1.50    $     1.57
   Diluted earnings per common share                  $     1.69    $     1.08    $     1.33    $     1.47    $     1.53
Return on Equity                                            26.1%         17.0%         20.4%         24.2%         28.3%
Cash Dividends Per Class A Common Share               $      .44    $      .44    $      .44    $      .44    $      .40
Book Value Per Outstanding Common Share               $     6.78    $     6.56    $     6.69    $     6.68    $     5.98
Assets
   Automotive solutions                               $  728,560    $  729,560    $  732,073    $  808,527    $  761,686
   Financial services                                    395,495       407,605       422,334       421,129       427,591
                                                      ----------    ----------    ----------    ----------    ----------
   Total assets                                       $1,124,055    $1,137,165    $1,154,407    $1,229,656    $1,189,277
                                                      ==========    ==========    ==========    ==========    ==========
Long-Term Debt

   Automotive solutions                               $  106,912    $  107,408    $  105,805    $  111,124    $  163,111
   Financial services                                    169,293       180,519       147,429       126,868       154,040
                                                      ----------    ----------    ----------    ----------    ----------
   Total long-term debt                               $  276,205    $  287,927    $  253,234    $  237,992    $  317,151
                                                      ==========    ==========    ==========    ==========    ==========
Number of Employees                                        4,518         4,602         4,763         4,945         9,083

AUTOMOTIVE SOLUTIONS (excluding Financial Services)
Current Ratio                                               2.01          2.02          1.80          1.90          1.75
Net Property, Plant and Equipment                     $  184,691    $  161,073    $  159,051    $  138,108    $  104,106
Total Debt                                            $  106,912    $  113,469    $  111,866    $  116,838    $  168,825
Total Debt to Capitalization                                19.0%         20.0%         19.0%         19.0%         26.7%

(1) Effective October 1, 2001, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and reduced income by $36,563 for the cumulative effect of the accounting change.

(2) Certain reclassifications were made to prior years' Consolidated Financial Statements to conform with the presentation used in 2003. The company also changed its allocation methodology for certain expenses in fiscal year 2003, the effect of which was to report certain expenses as cost of sales instead of SG&A expenses. This improved allocation of expenses was made possible by a new general ledger system. Management believes the new allocation methodology reduced gross margin by between one and two percentage points as compared to fiscal year 2002. It was not practicable, however, to restate prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (In thousands except per share data)

SIGNIFICANT EVENTS

SUBSEQUENT EVENTS

In October 2003, the company purchased the outstanding shares of Incadea AG, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, has annual revenues of about $6,000. The purchase price of about $7,000 was paid with cash from existing balances.

In October 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, has annual revenues of about $5,000. The purchase price of about $8,000 was paid with cash from existing balances.

Effective October 1, 2003, the company elected to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and will begin recognizing stock option expense in the Statements of Consolidated Income. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company has elected the retroactive restatement method which requires that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Accordingly, the company is currently assessing the impact this will have on the company's Consolidated Financial Statements and will restate all periods beginning in fiscal year 2004. See pro forma earnings effects in Note 1 to the Consolidated Financial Statements on page 34.

On October 2, 2003, the company announced the consolidation of its automotive forms manufacturing facility located in Grand Prairie, Texas, into the company's Celina, Ohio facility. The 76 employees located in Texas will be offered the opportunity to accept a position in the Ohio facility. Those not accepting positions in Ohio will be offered severance and outplacement services. The company also eliminated additional positions in technology, administration and documents sales bringing the total number of reductions to about 200. The company estimates that costs for severance, outplacement, relocation and other plant consolidation efforts will total about $8,000 or $.07 per share in the first quarter of fiscal year 2004.

BUSINESS COMBINATIONS

In November 2002, the company purchased all outstanding shares of Networkcar, Inc., the provider of a telematics device, which monitors a car's diagnostic information, locates stolen cars through a satellite-based Global Positioning System and performs remote emissions testing. The company purchased Networkcar, Inc. to enable the rollout to North American automotive retailers as a component of the company's integrated suite of customer relationship management solutions. Networkcar had annual revenues of about $1,000 in 2002. See Note 3 to the Consolidated Financial Statements on page 38 for more information on business combinations.

In August 2002, the company purchased BoatVentures.com Corporation, a provider of Web based applications and process training to boat, power sports and recreational vehicle retailers and manufacturers. Privately-held
BoatVentures.com Corporation had revenues of about $1,000 in 2001.

In November 2000, the company purchased eCustomerCentric Solutions, Inc., a.k.a. DealerKid, a provider of electronic customer marketing and relationship management software and services for automotive retailers in the United States and Canada. Privately-held DealerKid had revenues of about $2,000 in 2000.

ACCOUNTING CHANGE

During fiscal year 2002, the company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," and recorded a cumulative effect of accounting change of $36,563 ($60,938 net of income tax benefits of $24,375) effective October 1, 2001. See Note 13 to the Consolidated Financial Statements on page 51 for additional discussion of this accounting change.

SPECIAL ITEMS

During the second quarter of fiscal year 2002, the company recorded several items that when combined added $742 or $.01 per share to earnings. The company settled a state income tax audit that covered fiscal years 1992 through 1998. Based on the settlement, the company reduced interest and income tax accruals for fiscal years 1999 through 2001. The company also filed amended returns in a number of states to correct the apportionment and allocation of taxable income among the states. The combination of audit settlements, accrual adjustments and amended returns added $5,890 or $.08 per share of earnings in the second quarter of fiscal year 2002. The income tax adjustments were recorded as follows: $2,310 in selling, general and administrative (SG&A) expenses, primarily for professional fees associated with obtaining the income tax benefits, $1,709 for the reversal of previously recorded interest expense, $819 of interest income on tax refunds, $200 of other charges and $5,872 of income tax benefits. During the second quarter of fiscal year 2002, the company also recorded $8,552 of expenses ($5,251 or $.07 per share after income taxes) for the following items: employee termination benefits of $4,492 for 114 employees, communications software distributed to customers of $2,500 and real estate costs of $1,560. These items were recorded as follows: $2,000 in cost of sales, $6,552 in SG&A expenses and related income tax benefits of $3,301. During March 2002, the company also sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a gain, after tax benefit, of $103. The company recorded a loss of $12,274, included with equity in net losses of affiliated companies on the Statement of Consolidated Income, and income tax benefits of $12,377 related to the sale of these shares, included in the provision for income taxes on the Statement of Consolidated Income.

RECLASSIFICATIONS

Certain reclassifications were made to prior years' financial information to conform to the presentation used in fiscal year 2003. The company also changed its allocation methodology for certain expenses in fiscal year 2003, the effect of which was to report certain expenses as cost of sales instead of SG&A expenses. This improved allocation of expenses was made possible by a new general ledger system. Management believes the new allocation methodology reduced gross margin by between one and two percentage points as compared to fiscal year 2002. It was not practicable, however, to restate prior years.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

                                                                                    2003 vs. 2002           2002 vs. 2001
                                               2003          2002        2001           Change                  Change
----------------------------------------------------------------------------------------------------------------------------------
Net sales and revenues                     $1,008,245     $992,383   $1,004,012       $15,862         2%      ($11,629)        -1%
Gross profit                               $  564,664     $578,647   $  566,100      ($13,983)       -2%       $12,547          2%
    % of revenues                                56.0%        58.3%        56.4%
SG&A expenses                              $  374,585     $400,120   $  394,368      ($25,535)       -6%       $ 5,752          1%
    % of revenues                                37.1%        40.3%        39.3%
Operating income                           $  190,079     $178,527   $  171,732       $11,552         6%       $ 6,795          4%
    % of revenues                                18.9%        18.0%        17.1%
Income from continuing operations          $  119,017     $115,552   $   97,934       $ 3,465         3%       $17,618         18%
Discontinued operations                    $        0     $      0   $    1,623       $     0                 ($ 1,623)
Income before accounting change            $  119,017     $115,552   $   99,557       $ 3,465         3%       $15,995         16%
Effect of accounting change                $        0    ($ 36,563)  $        0       $36,563                 ($36,563)
Net income                                 $  119,017     $ 78,989   $   99,557       $40,028        51%      ($20,568)       -21%
Basic earnings per share
    Income from continuing operations      $     1.74     $   1.63   $     1.34       $  0.11         7%       $  0.29         22%
    Income before accounting change        $     1.74     $   1.63   $     1.36       $  0.11         7%       $  0.27         20%
    Net income                             $     1.74     $   1.12   $     1.36       $  0.62        55%      ($  0.24)       -18%
Diluted earnings per share
    Income from continuing operations      $     1.69     $   1.58   $     1.31       $  0.11         7%       $  0.27         21%
    Income before accounting change        $     1.69     $   1.58   $     1.33       $  0.11         7%       $  0.25         19%
    Net income                             $     1.69     $   1.08   $     1.33       $  0.61        56%      ($  0.25)       -19%

Consolidated net sales and revenues grew slightly in fiscal year 2003 with growth in Software Solutions segment revenues, the company's largest segment, and revenue declines in the three smaller segments. In fiscal year 2002, consolidated revenues declined slightly, primarily because of the continued decline in MSN Autos (formerly named CarPoint) revenues that began in June 2001. See the Transformation Solutions segment section for more information on MSN Autos.

In fiscal year 2003, gross profit and gross margins declined from last year reflecting lower Transformation Solutions revenues and Documents sales. Gross margin was also negatively affected by a shift in the Software Solutions sales mix, with lower margin systems sales growing faster than higher margin recurring service revenues. Gross margin also reflected a change in the allocation of certain expenses previously reported as SG&A expenses to cost of sales. This improved allocation of expenses was made possible by a new general ledger system, however, it was not practicable to restate prior years. In fiscal year 2002, consolidated gross profit and gross margins increased primarily as a result of growth in Software Solutions' computer services revenues.

SG&A expenses declined from last year, both in total dollars and as a percentage of revenues in fiscal year 2003, primarily because of the change in cost allocation methodology which shifted certain expenses to cost of sales. Also contributing to lower SG&A expenses was a decline in the number of employees. Fiscal year 2002 SG&A expenses also included $8,862 of special items previously discussed under the Special Items caption on page 8 of this analysis. Excluding the $8,862 of special items, fiscal year 2002 SG&A expenses were $391,258 or 39.4% of revenues compared to 39.3% of revenues in fiscal year 2001. Research and development (R&D) expenses were approximately $72,000 in fiscal year 2003, $68,000 in fiscal year 2002 and $71,000 in fiscal year 2001.

Operating margins were 18.9% in fiscal year 2003, compared to 18.0% in fiscal year 2002 and 17.1% in fiscal year 2001. Excluding fiscal year 2002 special items, operating margins were 19.1% in 2002. In fiscal year 2003, operating income reflected combined losses of $11,000 or $.09 per share from Reydiance(TM) (acquired as BoatVentures.com in August 2002), Networkcar (acquired in November
2002) and Internet Lead Management (formerly Microsoft's Dealerpoint, a software license acquired in January 2003). In fiscal year 2002, operating margins increased because of higher gross profit margins.

Interest expense declined over the last three years primarily because of lower effective interest rates. During February 2002, the company entered into $100,000 of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt, which averaged 3.3% in fiscal year 2003 and 4.3% in fiscal year 2002. These interest rate swap agreements were designated as fair value hedges. Interest income also declined during the last three years because of lower interest rates. In fiscal year 2002, equity in net losses of affiliated companies was $13,201, of which $12,274 related to the sale of the company's shares of Kalamazoo Computer Group plc. This loss was offset by income tax benefits of $12,377. Equity in net losses of affiliated companies was $13,019 in fiscal year 2001 and included losses from the company's investments in Kalamazoo Computer Group plc (subsequently sold) and ChoiceParts LLC, and the May 2001 $3,200 write-off of the company's investment in Consumer Car Club. See
Note 1 to the Consolidated Financial Statements on page 34 for additional disclosures about the company's investment in Kalamazoo. In fiscal year 2003, the company sold its investment in Credit Online and recorded a pretax gain of $1,369 in other income.

The effective income tax rate was 38.8% in fiscal year 2003, compared to 29.9% in fiscal year 2002 and 39.7% in fiscal year 2001. The effective tax rate was impacted by two separate events in fiscal year 2003, which essentially offset one another. In the third quarter of fiscal year 2003, the tax rate reflected $3,400 of higher state income tax expense ($2,210 net of federal income tax benefits) related to Ohio tax legislation enacted in late June 2003. This tax law resulted in increased taxable income apportioned to the state of Ohio and did not reduce taxable income apportioned to other states. In the fourth quarter of fiscal year 2003, the tax rate included a $2,233 reduction of state income tax expense ($1,451 net of federal income tax benefits). This reduction of state income tax expense represented the recognition of deferred state income taxes as states clarified the deductibility of federal bonus depreciation. Excluding these two items, the effective tax rate was 38.4% in fiscal year 2003. Fiscal year 2002 included the tax benefits described in the Special Items caption on page 8 of this analysis. Excluding these special items, the effective income tax rate was 38.2% in fiscal year 2002. The fiscal year 2002 effective tax rate, excluding the special items, declined from the prior year, primarily because of reduced goodwill amortization for which there was no tax deduction.

SOFTWARE SOLUTIONS

                                                                                  2003 vs. 2002         2002 vs. 2001
                                          2003          2002           2001         Change                Change
-----------------------------------------------------------------------------------------------------------------------------
Net sales and revenues
    Computer services                   $501,562      $468,584       $431,370       $32,978      7%       $37,214          9%
    Computer systems products           $164,624      $145,299       $169,125       $19,325     13%      ($23,826)       -14%
                                        --------      --------       --------       -------               -------
    Total net sales and revenues        $666,186      $613,883       $600,495       $52,303      9%       $13,388          2%
Gross profit                            $403,155      $387,231       $363,571       $15,924      4%       $23,660          7%
    % of revenues                           60.5%         63.1%          60.5%
SG&A expenses                           $241,114      $260,906       $243,938      ($19,792)    -8%       $16,968          7%
    % of revenues                           36.2%         42.5%          40.6%
Operating income                        $162,041      $126,325       $119,633       $35,716     28%       $ 6,692          6%
    % of revenues                           24.3%         20.6%          19.9%

In fiscal year 2003, Software Solutions revenues grew over last year as both computer systems products sales and computer service revenues increased over last year. Computer systems products sales increased as more ERA retail management systems, Electronic Document Management systems and personal computers were sold. The company also launched its Reynolds Generations Series(R) Suite retail management solution in the fourth quarter of fiscal year 2003. Computer services revenues, comprised predominately of recurring software support and equipment maintenance revenues, grew in fiscal year 2003, because of the increased number of ERA retail management software applications supported and growth in Network Services revenues. Also contributing to revenue growth was the addition of Internet Lead Management sales which resulted from a license agreement between the company and Microsoft Corporation. The company also increased sales prices to offset inflation. The backlog of new orders for computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $65,000 at September 30, 2003, compared to $60,000 at September 30, 2002. In fiscal year 2003, gross profit increased over last year because of the sales increase. Gross margins, however, declined from last year, primarily because of the strong growth in product sales, which have lower margins than recurring service and support revenues, and the allocation of certain expenses previously reported as SG&A expenses to cost of sales. The new allocation methodology reduced gross margin by about one to two percentage points in fiscal year 2003. This improved allocation of expenses was made possible by a new general ledger system. It was not practicable, however, to restate prior years. Gross margins also reflected the ramp up of costs to transition support of Internet Lead Management to the company from Microsoft. SG&A expenses declined from last year, as a percentage of revenues, primarily because of the change in cost allocation methodology, the reduced number of employees and last year's special items previously discussed. Operating margins reflected both the change in sales mix and lower SG&A expenses.

In fiscal year 2002, Software Solutions revenues increased as growth in computer services revenues more than offset declines in computer systems products sales. Computer services revenues increased primarily because of the increased number of ERA retail management software applications supported. Also contributing to the fiscal year 2002 revenue increase was growth in Network Services revenues. The company also increased sales prices to offset inflation. Sales of computer systems products declined in fiscal year 2002 for several products as spending on technology was generally soft. The fiscal year 2002 computer systems products sales decline also reflects the cancellation of a software development contract in fiscal year 2001. In fiscal year 2002, gross profit and gross margins increased over 2001 because of growth in higher margin computer service revenues. In fiscal year 2002, SG&A expenses were 41.4% of revenues excluding $6,682 of special items recorded in the second quarter. In fiscal year 2002, SG&A expenses also included higher bad debt and severance expenses which were partially offset by the elimination of $3,862 of goodwill amortization. Operating margins were strong and increased over the prior year, primarily as a result of the higher gross margins.

TRANSFORMATION SOLUTIONS

                                                                            2003 vs. 2002         2002 vs. 2001
                                    2003            2002          2001         Change                Change
----------------------------------------------------------------------------------------------------------------------
Net sales and revenues            $131,288        $153,268      $174,546     ($21,980)      -14%    ($21,278)      -12%
Gross profit                      $ 38,939        $ 54,391      $ 63,201     ($15,452)      -28%    ($ 8,810)      -14%
    % of revenues                     29.7%           35.5%         36.2%
SG&A expenses                     $ 64,173        $ 62,457      $ 74,548      $ 1,716         3%    ($12,091)      -16%
    % of revenues                     48.9%           40.8%         42.7%
Operating loss                   ($ 25,234)      ($  8,066)    ($ 11,347)    ($17,168)               $ 3,281
    % of revenues                    -19.2%           -5.3%         -6.5%

In fiscal year 2003, Transformation Solutions revenues declined as growth of credit applications revenues was more than offset by declines in Reynolds Consulting Services, Campaign Management Services, and Automark(R) Web Services revenues. Reynolds Consulting Services revenues reflected a decline in the number of consulting days delivered and Campaign Management Services lower revenues resulted from a decrease in the number of service reminders mailed. Automark Web Services revenues declined as the company began recording revenues over the contract service period instead of upon delivery of the software license. Automark Web Services historically included a mixture of one-time and recurring revenues based on contract terms which allowed customers the option to host their Web sites. As part of the Reynolds Generations Series family of solutions the company has launched additional hosted services and will release more in the future. As many of these hosted services integrate into the Web services offerings, the company is transitioning Automark Web Services to the company's standard contract terms, which do not contain the hosting option. In fiscal year 2003, gross profit and gross margins declined because of the decline in revenues which resulted in lower utilization of consultants and lower fixed cost coverage for Campaign Management Services and Automark Web Services. Fiscal year 2003 operating losses reflected the revenue driven decline in gross profit and the purchases of Networkcar in November 2002 and BoatVentures.com in August 2002. These businesses lost a combined $8,800 in fiscal year 2003. See Note 3 to the Consolidated Financial Statements on page 38 for additional disclosures regarding these business combinations.

Transformation Solutions revenues declined in fiscal year 2002, primarily because of the continued decline in MSN Autos revenues that began in June 2001. MSN Autos revenues declined over $20,000 in fiscal year 2002 because of a change in the MSN Autos business model. In fiscal year 2002, this segment also experienced strong growth in credit applications and Automark Web Services revenues. This growth was essentially offset by declines in revenues from Reynolds Consulting Services and Campaign Management Services. Gross profit margins were essentially flat in fiscal year 2002 as compared to fiscal year 2001. Fiscal year 2002 gross profit margins included a fourth quarter adjustment to accrue an additional $1,923 of support costs related to non cancelable contracts for Automark Web hosting services. This accrual became necessary as a result of increased integration and functionality which added support costs. SG&A expenses declined in fiscal year 2002, in part because of the elimination of $6,175 of goodwill amortization expenses. Fiscal year 2002 SG&A expenses also reflect lower selling and marketing expenses. Operating losses declined in fiscal year 2002 as a result of the elimination of goodwill amortization, partially offset by higher Automark Web Services support costs.

DOCUMENTS

                                                                             2003 vs. 2002          2002 vs. 2001
                                     2003            2002          2001         Change                 Change
------------------------------ ------------ --------------- ------------- ----------------------- ---------------------
Net sales and revenues            $174,239        $183,523      $187,053     ($ 9,284)        -5%     ($3,530)      -2%
Gross profit                      $ 94,881        $105,961      $110,668     ($11,080)       -10%     ($4,707)      -4%
    % of revenues                     54.5%           57.7%         59.2%
SG&A expenses                     $ 62,330        $ 68,684      $ 70,877     ($ 6,354)        -9%     ($2,193)      -3%
    % of revenues                     35.8%           37.4%         37.9%
Operating income                  $ 32,551        $ 37,277      $ 39,791     ($ 4,726)       -13%     ($2,514)      -6%
    % of revenues                     18.7%           20.3%         21.3%

Documents sales declined in both fiscal years 2003 and 2002, primarily because of a decrease in the volume of business forms sold. The company expects the volume of documents sold to continue to decline as advances in technology continue. Laser forms revenues increased in both fiscal years 2003 and 2002; however, this increase was more than offset by lower volumes in other product lines. Gross profit and gross margins declined in both fiscal years 2003 and 2002, primarily because of lower sales, which reduced fixed cost coverage and contributed to manufacturing inefficiencies. Gross profit was also negatively impacted by the change in allocation methodology, which shifted certain expenses from SG&A expenses to cost of sales. It was not practicable to restate prior years. SG&A expenses declined each year, both in absolute dollars and as a percentage of revenues. In fiscal year 2003, lower SG&A expenses reflected both the impact of lower sales and the cost allocation change. In fiscal year 2002, the elimination of $1,279 of goodwill amortization accounted for about half of the reduction. Operating income declined in each of the past two years, reflecting the sales decrease, partially offset by the SG&A expense reductions.

FINANCIAL SERVICES

                                                                             2003 vs. 2002           2002 vs. 2001
                                     2003            2002        2001           Change                  Change
------------------------------ ------------ --------------- ----------- ------------------------ ----------------------
Net sales and revenues             $36,532         $41,709     $41,918        ($5,177)     -12%       ($  209)       0%
Gross profit                       $27,689         $31,064     $28,660        ($3,375)     -11%        $2,404        8%
    % of revenues                     75.8%           74.5%       68.4%
SG&A expenses                      $ 6,968         $ 8,073     $ 5,005        ($1,105)     -14%        $3,068       61%
    % of revenues                     19.1%           19.4%       12.0%
Operating income                   $20,721         $22,991     $23,655        ($2,270)     -10%       ($  664)      -3%
    % of revenues                     56.7%           55.1%       56.4%

In fiscal year 2003, Financial Services revenues declined from last year because of lower average interest rates and a decrease in average receivable balances from a year ago. In fiscal year 2002, revenues were essentially flat with fiscal year 2001 as average interest rates and average receivable balances were about the same as in fiscal year 2001. Gross profit declined in fiscal year 2003 from the prior year because of the revenue decline. In fiscal year 2002, gross profit improved because of lower borrowing costs. Interest rate spreads were 5.1% in fiscal year 2003, 4.9% in fiscal year 2002 and 3.4% in fiscal year 2001. In fiscal year 2003, SG&A expenses declined from fiscal year 2002, primarily because of lower bad debt expenses. In fiscal year 2002, SG&A expenses increased over fiscal year 2001, primarily because of higher bad debt expenses. Bad debt expenses were $3,765 in fiscal year 2003, $4,450 in fiscal year 2002 and $2,500 in fiscal year 2001. Bad debt expenses reflected the relative level of write-offs over the last three years. Overall, operating margins remained strong for this segment.

LIQUIDITY AND CAPITAL RESOURCES

AUTOMOTIVE SOLUTIONS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)

The company's balance of cash and equivalents was $105,829 as of September 30, 2003. Cash flows from operating activities were $131,580 during the fiscal year and resulted primarily from net income, adjusted for non cash charges, primarily depreciation and amortization. Cash flows from operating activities were lower than fiscal year 2002, primarily because of additional voluntary contributions to the company's qualified pension plans in fiscal year 2003. Cash flows used for investing activities included the company's purchase of Networkcar for $11,714, capital expenditures of $57,810 and the capitalization of $16,270 of software licensed to customers. Capital expenditures included $28,800 for the purchase of an office building that was previously leased. See related disclosures regarding this office building in Notes 1 and 14 to the Consolidated Financial Statements on pages 36 and 53, respectively. As of September 30, 2003, the balance of software licensed to customers was $94,472. Most of the capitalized software development costs relate to the Reynolds Generations Series
(RGS) Suite solution. In the fourth quarter of fiscal year 2003, RGS Suite became available for general release to customers and the company stopped capitalizing software development costs and began amortizing previously capitalized costs to expense. Fiscal year 2004 capital expenditures and capitalized software in the ordinary course of business are anticipated to be about $40,000, including about $20,000 for construction of an office building in Kettering, Ohio. See the Shareholders' Equity caption on page 13 of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS

Financial Services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables primarily for the company's computer systems, used to make scheduled debt repayments and dividend payments to Automotive Solutions.

CAPITALIZATION

The company's ratio of total debt (total Automotive Solutions debt) to capitalization (total Automotive Solutions debt plus shareholders' equity) was 19.0% as of September 30, 2003 and 20.0% as of September 30, 2002. During fiscal year 2003, the company repaid $6,061 of long-term debt. Remaining credit available under committed revolving credit agreements was $100,000 at September 30, 2003. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until needed. See Note 1 to the Consolidated Financial Statements on page 34 for a description of cash investments.

In August 1997, the company entered into an agreement with a trust for the construction and lease of an office building near Dayton, Ohio. The trust was formed by a consortium of institutional investors who purchased equity interests in the trust and provided loans to the trust for the construction of the building. This building was completed in 1999 at a cost of $28,800. This lease was accounted for as an operating lease for financial reporting purposes. Accordingly, neither the asset nor the related liability was reported on the company's balance sheets. The company guaranteed 80% of the trust's debt related to the construction of the building. The company made quarterly lease payments based on the outstanding lease balance of $28,800. The original five-year term was extended two years through August 2004. At the end of the lease term, the company had the option to purchase the building for $28,800 or sell the building on behalf of the lessor. If the building was sold and the proceeds from the sale were insufficient to repay the investors, the company might have been required to make a payment to the lessor of up to 80% of the building's cost. On July 1, 2003, the company purchased the aforementioned office building from the trust for cash of $28,800 and terminated the lease agreement.

On January 24, 2003, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. The securitization allows borrowings, up to the $100,000 limit, with interest payable on a variable rate basis. This loan funding agreement is renewable annually through January 23, 2006. The outstanding borrowings under this arrangement were included with Financial Services notes payable on the Consolidated Balance Sheet. As of September 30, 2003, the balance outstanding on this facility was $100,000.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring service revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of September 30, 2003, the company could issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year. See Note 6 to the Consolidated Financial Statements on page 41 for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of September 30, 2003, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in Note 7 to the Consolidated Financial Statements on page 43.

The company paid cash dividends of $30,024 in 2003, $31,089 in 2002 and $32,121 in 2001. Dividends per Class A common share were $.44 in each of 2003, 2002 and 2001. Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends each year since its initial public offering in 1961.

The company repurchased $127,872 of Class A common shares in fiscal year 2003, $125,381 in fiscal year 2002 and $140,816 in fiscal year 2001. Average prices paid per share were $26.99 in fiscal year 2003, $26.23 in fiscal year 2002 and $21.70 in fiscal year 2001. As of September 30, 2003, the company could repurchase an additional 8,165 Class A common shares under existing board of directors' authorizations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The company's Consolidated Financial Statements and Notes to Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements and applying accounting policies require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting policies for the company include revenue recognition, accounting for software licensed to customers, accounting for long-lived assets, accounting for income taxes and accounting for retirement benefits.

REVENUE RECOGNITION

Sales of computer hardware and business forms products are recorded when title passes upon shipment to customers. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." The company recognizes revenue when (i) pervasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
(iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Service revenues, which include computer hardware maintenance, software support, training, consulting and Web hosting are recorded ratably over the contract period or as services are performed. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements (as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables"), and if so, whether vendor-specific objective evidence of fair value exists for those elements. Software revenues which do not meet the criteria set forth in EITF Issue No. 00-3, "Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," are recorded ratably over the contract period as services are provided.

SOFTWARE LICENSED TO CUSTOMERS

The company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Technological feasibility is established either by creating a detail program design or a tested working model. Judgment is required in determining when technological feasibility of a product is established. The company follows a standard process for developing software products. This process has five phases: selection, definition, development, delivery and general customer acceptability (GCA). When using proven technology, management believes that technological feasibility is established upon the completion of the definition phase (detail program design). When using newer technology, management believes that technological feasibility is established upon completion of the delivery phase (tested working model). Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers (GCA). Software development costs consist primarily of payroll and benefits for both employees and outside contractors. Upon general release of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, ranging from three to seven years.

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

POSTRETIREMENT BENEFITS

The company sponsors defined benefit pension plans for most employees. The company also sponsors a defined benefit medical plan and a defined benefit life insurance plan for certain employees. See Note 9 to the Consolidated Financial Statements on page 45 for additional descriptions of the company's plans. The company accounts for its postretirement benefit plans according to SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These statements require the use of actuarial models that allocate the cost of an employee's benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The company adjusted assumptions used to measure the amount of postretirement benefit expense, reducing the discount rate from 7.25% in fiscal year 2003 to 6.0% in fiscal year 2004 and reducing the expected long-term rate of return on plan assets from 9.0% in fiscal year 2003 to 8.25% in fiscal year 2004. The company is not required to make minimum contributions to its postretirement plans in fiscal year 2004, although the company may elect to make contributions. In fiscal year 2003, the company made voluntary contributions of $38,982 to its qualified pension plans. See Note 9 to the Consolidated Financial Statements for more detail disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations.

PRINCIPAL CONTRACTUAL OBLIGATIONS

                                              Less Than                              More Than
                                  Total        1 Year      1-3 Years     4-5 Years    5 Years
                                --------------------------------------------------------------
Long-term debt
    Automotive Solutions        $100,000                                  $100,000
    Financial Services           198,768      $ 79,475      $ 41,219        28,074   $ 50,000
Operating leases                  34,565         7,023        11,116         5,888     10,538
Computer services agreement      115,230        19,205        38,410        38,410     19,205

                                --------      --------      --------      --------   --------
Total contractual obligations   $448,563      $105,703      $ 90,745      $172,372   $ 79,743
                                ========      ========      ========      ========   ========

PRINCIPAL COMMERCIAL COMMITMENTS

                                                          Amount of Commitment Expiration Per Period
                                            Total      -----------------------------------------------
                                           Amounts     Less Than                             More Than
                                          Committed     1 Year      1-3 Years    4-5 Years     5 Years
                                         -------------------------------------------------------------
Line of credit                            $150,000     $150,000

Secondary liability for leases               2,651        1,770      $  881

Letter of credit                             1,678          201         466       $1,011

                                         -------------------------------------------------------------
Total commercial commitments              $154,329     $151,971      $1,347       $1,011        $0
                                         =============================================================

The secondary liability for leases and the letter of credit relate to real estate leases of Relizon Corporation, sold by the company in August 2000. See
Note 12 to the Consolidated Financial Statements on page 50 for additional disclosures regarding these contingent obligations.

MARKET RISKS

INTEREST RATES

The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt, which averaged 3.3% in fiscal year 2003. These interest rate swap agreements were designated as fair value hedges. The company does not use financial instruments for trading purposes. See Note 6 to the Consolidated Financial Statements on page 41 for additional discussion of interest rate management agreements.

The Financial Services segment of the business, including Reyna Funding L.L.C., a consolidated affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. During fiscal year 2003, Reyna Funding, L.L.C. entered into $32,932 of interest rate swaps to replace maturing interest rate swaps. See Note 6 to the Consolidated Financial Statements for additional discussion of interest rate management agreements.

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

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations, primarily in Canada, which accounted for 7% of net sales and revenues in fiscal year 2003. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and Canada and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At September 30, 2003, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at September 30, 2003, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTERS

See Note 12 to the Consolidated Financial Statements on page 50 for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARDS

See Note 14 to the Consolidated Financial Statements on page 53 for a discussion of the effect of accounting standards that the company has not yet adopted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risks" section in Management Discussion and Analysis (Part II, Item 7 of this report on page 16).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV (page 21) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Reynolds management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, background information and business experience for each of the company's directors and nominees are incorporated herein by reference to the section of the company's Proxy Statement for its 2004 Annual Meeting of Shareholders captioned "PROPOSAL I - ELECTION OF DIRECTORS."

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the company, as of December 1, 2003, are:

NAME                  AGE     POSITION
-------               ---     --------
Lloyd G. Waterhouse   52      Chief Executive Officer, Chairman and President

Dale L. Medford       53      Executive Vice President and Chief Financial
                              Officer, and Director

Douglas M. Ventura    43      Vice President Corporate and Business Development,
                              General Counsel and Secretary

Michael J. Gapinski   53      Treasurer and Assistant Secretary

Michael J. Berry      40      Senior Vice President, Reynolds Services Group

Randall P. Harvey     50      Senior Vice President, Reynolds Software Solutions

Thomas E. Suttmiller  57      Senior Vice President, Sales and Marketing

A description of prior positions held by executive officers of the company within the past 5 years, to the extent applicable, is as follows:

Mr. Waterhouse has been Chief Executive Officer, Chairman and President since January 2002; prior thereto President and Chief Executive Officer from November 2000 to January 2002; prior thereto President and Chief Operating Officer from May 1999 to November 2000; and prior thereto General Manager of E-Business Services for IBM Corporation from July 1998 to May 1999.

Mr. Ventura has been Vice President Corporate and Business Development, General Counsel and Secretary since October 2003; prior thereto Vice President Business Development, General Counsel and Secretary from June 2002 to October 2003; prior thereto Vice President Alliances and Acquisitions, General Counsel and Secretary from January 2002 to June 2002; prior thereto, General Counsel and Secretary from September 2000 to January 2002; prior thereto was Associate General Counsel and Assistant Secretary from September 1996 to September 2000.

Mr. Berry joined the company as Senior Vice President, Reynolds Services Group in November 2003; prior thereto, held the position of Executive Vice President, Customer Support and General Manager, Retail Services of Comdata Corporation since June 2001; prior thereto, served in several different roles from December 1993 to June 2001 including Vice President and General Manager, Retail Payments Products and Vice President, Planning and Acquisitions, for Travelers Express Co., Inc.

Mr. Harvey has been Senior Vice President, Reynolds Software Solutions since February 2002; prior thereto, Managing Director of Enoventure Group 2001-2002; prior thereto, Executive Vice President, Firepond from 2000-2001; prior thereto, Senior Vice President, Product Development of OnDisplay in 2000; and prior thereto, from 1993 to 2000 was Vice President, Product Development for Sterling Commerce.

Mr. Suttmiller has been Senior Vice President, Sales and Marketing since October 2003; prior thereto was Senior Vice President, Integrated Document Solutions, for the company from October 2001 to October 2003; prior thereto, since October 1990, held various Senior Vice President positions with the company.

Mr. Gapinski and Mr. Medford have held their positions with the company for at least 5 years.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with the filings required under Section 16(a) of the Securities Exchange Act of 1934 is herein incorporated by reference to the section of the company's Proxy Statement for its 2004 Annual Meeting of Shareholders captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

The company has adopted a Code of Ethics for Principal Executives and Senior Financial Officers that applies to its Chief Executive Office, Chief Financial Officer and its Controller. The Company has posted this Code of Ethics to its Web site, www.reyrey.com, and will provide a copy to any person without charge upon request in the manner set forth under Available Information on page 5 of this annual report.

ITEM 11. EXECUTIVE COMPENSATION

Information on compensation of the company's executive officers and directors is incorporated herein by reference to the section of the company's Proxy Statement for its 2004 Annual Meeting of Shareholders captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of Class A and Class B Common Shares of the company beneficially owned by each five percent shareholder and by all executive officers and directors as a group as of December 1, 2003 is incorporated herein by reference to the section of the company's Proxy Statement for its 2004 Annual Meeting of Shareholders captioned "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

The following table sets forth certain information regarding compensation plans under which the company's equity securities have been authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION
                      (In thousands except per share data)

                                          (a)                    (b)                              (c)
-------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of securities to   Weighted-average          Number of securities remaining
                                be issued upon exercise   exercise price of         available for future issuance
                                of outstanding options,   outstanding options,      under equity compensation plans
                                warrants and rights       warrants and rights       (excluding securities reflected
                                                                                    in column [a])
-------------------------------------------------------------------------------------------------------------------
Equity
compensation plans approved
by shareholders                        7,328                    $21.17                           3,541(1)
-------------------------------------------------------------------------------------------------------------------
Equity
compensation plans not
approved by shareholders               4,819                    $20.60                                (2)
-------------------------------------------------------------------------------------------------------------------
TOTAL                                 12,147                    $20.94                           3,541
-------------------------------------------------------------------------------------------------------------------

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

1996 SHARES PLAN

On August 6, 1996, the board of directors adopted the 1996 Shares Plan. This plan was not approved by the company's shareholders. The terms of the plan are substantially similar to the terms of the 2001 Shares Plan described above. The plan expired on September 30, 2001 and was succeeded by the 2001 Shares Plan. Accordingly, no new stock options may be granted under the plan. The options granted under the plan had a term of ten years. Therefore, options issued under the plan remain outstanding.

The company intends to terminate the 2001 Shares Plan and the 1996 Shares Plan if and when the plans described in the company's Proxy Statement for its 2004 Annual Meeting of Shareholders are approved.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the company's Proxy Statement for its 2004 Annual Meeting of Shareholders captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE

Information as to the company's principal accountant's fees and services is herein incorporated by reference to the section of the company's Proxy Statement for its 2004 Annual Meeting of Shareholders captioned "REPORT OF THE AUDIT COMMITTEE."

                                     PART IV
                             (Dollars in thousands)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

      The following Consolidated Financial Statements of the company are set forth on pages 30-55.

         Statements of Consolidated Income - For The Years Ended
                  September 30, 2003, 2002 and 2001

         Consolidated Balance Sheets - September 30, 2003 and 2002

         Statements of Consolidated Shareholders' Equity and Comprehensive
                  Income - For The Years Ended September 30, 2003, 2002 and 2001

         Statements of Condensed Consolidated Cash Flows - For the Years Ended
                  September 30, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements (Including Supplementary
                  Data)

(a) (2) FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN THE PERIOD
                  ENDED SEPTEMBER 30, 2003 ARE ATTACHED HERETO:

                  Schedule II       Valuation Accounts                 Page 56

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) EXHIBITS

         Exhibit No.                            Item

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

         (9)               Not applicable.

         Exhibit No.                            Item

         (10)(a)*          Amended and Restated Employment Agreement with Lloyd
                           G. Waterhouse, as of September 2, 2003.

         (10)(b)* Employment Agreement with Dale L. Medford dated as of May 7, 2001; incorporated by reference to Exhibit
                           (10)(d) to Form 10-K for the fiscal year ended September 30, 2001.

         (10)(c)* Employment Agreement with Douglas M. Ventura dated as of December 1, 2001; incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30, 2001.

         (10)(d)* General form of Indemnification Agreement between the company and each of its directors dated as of August, 6, 2002; incorporated by reference to Exhibit (10)(j) to form 10-K for the fiscal year ended September 30, 2002.

         (10)(e)*          Amended and Restated Stock Option Plan --
                           1989, effective November 13, 2001; incorporated by reference to Exhibit (10)(k) to Form 10-K for the fiscal year ended September 30, 2001.

         (10)(f)* Restated Stock Option Plan - 1995, effective November 13, 2001; incorporated by reference to Exhibit (10)(k) to Form 10-K for the fiscal year ended September 30, 2001.

         (10)(g)*          1996 Shares Plan, adopted August 6, 1996;
                           incorporated by reference to Exhibit 4(e) to Form S-8 filed on August 13, 1999.

         (10)(h)*          2001 Shares Plan, adopted August 7, 2001;
                           incorporated by reference to Exhibit 4(g) to Form S-8 filed on October 1, 2001.

         (10)(i)* The Reynolds and Reynolds Company Supplemental Retirement Plan; incorporated by reference to Exhibit
                           (10)(G) to Form 10-K for the fiscal year ended September 30, 1980.

         (10)(j)* The Reynolds and Reynolds Company Supplemental Retirement Plan; Amendment No. 2, adopted on August 17, 1982; incorporated by reference to Exhibit
                           (10)(j) to Form 10-K for the fiscal year ended September 30, 1982.

         (10)(k)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 3, adopted on August 16, 1983; incorporated by reference to Exhibit
                           (10)(j) to Form 10-K for the fiscal year ended September 30, 1983.

         (10)(l)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 4, adopted on November 6, 1984; incorporated by reference to Exhibit (10)(l) to Form 10-K for the fiscal year ended September 30, 1984.

         (10)(m)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 5, adopted on May 13, 1985; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 1985.

         (10)(n)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 6, adopted on February 11, 1986; incorporated by reference to Exhibit
                           (10)(r) to Form 10-K for the fiscal year ended September 30, 1986.

         (10)(o)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 7, adopted on August 12, 1986; incorporated by reference to Exhibit
                           (10)(s) to Form 10-K for the fiscal year ended September 30, 1986.

         (10)(p)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 8, adopted on February 10, 1987; incorporated by reference to Exhibit
                           (10)(s) to Form 10-K for the fiscal year ended September 30, 1987.

         (10)(q)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 9, adopted on August 11, 1987; incorporated by reference to Exhibit
                           (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.

         (10)(r)* The Reynolds and Reynolds Company Supplemental Retirement Plan, Amendment No. 10, adopted on May 8, 1989; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1989.

         (10)(s)* The Reynolds and Reynolds Company Restated Supplemental Retirement Plan adopted November 9, 1988; incorporated by reference to Exhibit (10)(ee) to Form 10-K for the fiscal year ended September 30, 1989.

         (10)(t)* Resolution of the Board of Directors amending The Reynolds and Reynolds Company Supplemental Retirement Plan dated as of December 1, 1989; incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1989.

         Exhibit No.                            Item

         (10)(u)* Resolution of the Board of Directors amending The Reynolds and Reynolds Company Supplemental Retirement Plan (Amendment No. 1), dated as of November 13, 1990; incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1990.

         (10)(v)* Resolution of the Board of Directors amending The Reynolds and Reynolds Company Supplemental Retirement Plan (Amendment No. 2), dated as of July 23, 1991; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1991.

         (10)(w)* The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 3, adopted August 8, 1995; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1995.

         (10)(x)* The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 4, adopted March 14, 1997; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1997.

         (10)(y)* The Reynolds and Reynolds Company Supplemental Retirement Plan Amendment No. 5, adopted November 12, 2001; incorporated by reference to Exhibit (10)(cc) to Form 10-K for the fiscal year ended September 30, 2001.


         (10)(z)*         Description of The Reynolds and Reynolds Company
                           Annual Incentive Compensation Plan adopted as of October 1, 1986; incorporated by reference to Exhibit
                           (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.

         (10)(aa)* Description of The Reynolds and Reynolds Company Amended and Restated Annual Incentive Compensation Plan effective October 1, 1995; incorporated by reference to (10)(ff) to Form 10-K for the fiscal year ended September 30, 1995.

         (10)(bb)* The Reynolds and Reynolds Company Retirement Plan Revised and Restated effective October 1, 1997.

         (10)(cc)* The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds Company Salaried Retirement Plan) October 1, 1995 Restatement; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1995.

         (10)(dd)* The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 1, adopted December 19, 1996; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.

         (10)(ee)* The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 2, adopted August 11, 1997; incorporated by reference to Exhibit (10)(ii) to Form 10-K for the fiscal year ended September 30, 1997.

         (10)(ff)* The Reynolds and Reynolds Company Retirement Plan (formerly The Reynolds and Reynolds Company Salaried Retirement Plan) October 1, 1995 Restatement Amendment No. 3, adopted September 22, 1998, as filed herewith; incorporated by reference to Exhibit
                           (10)(oo) to Form 10-K for the fiscal year ended September 30, 1998.

         (10)(gg)* General Form of Deferred Compensation Agreement between the company and each of the following officers: R. H. Grant, III, and Dale L. Medford; incorporated by reference to Exhibit (10)(p) to Form 10-K for the fiscal year ended September 30, 1983.

         (10)(hh)* Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Deferred Compensation Agreements between the company and each of the following officers: Dale L. Medford and Daniel
                           W. Dittman; incorporated by reference to Exhibit
                           (10)(fff) to Form 10-K for the fiscal year ended September 30, 1989.

         (10)(ii)* General Form of Collateral Assignment Split-Dollar Insurance Agreement and Policy and Non-Qualified Compensation and Disability Benefit Agreement between the company and each of the following officers:
                           Michael J. Gapinski and Dale L. Medford; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30, 1985.

         Exhibit No.                           Item

         (10)(jj)* Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Non-Qualified Compensation and Disability Benefit between the company and each of the following officers: Michael J. Gapinski and Dale L. Medford; incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended September 30, 1989.

         (10)(kk)* General Form of Non-Qualified Deferred Compensation and Disability Agreement between the Company and each of its officers effective December 1, 2001; incorporated by reference to Exhibit (10)(qq) of Form 10-K for fiscal year ended September 30, 2001.

         (10)(ll)* General Form of Non-Qualified Deferred Compensation Agreement between the Company and each of its officers effective January 1, 2003.

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

         (11)              Not applicable

         (12)              Not applicable

         (13)              Not applicable

         (18)              Not applicable

         (21)              List of subsidiaries

         (22)              Not applicable

         (23)              Consent of Independent Auditors

         (24)              Not Applicable

         (31.1)            Certification of Chief Executive Officer.

         (31.2)            Certification of Chief Financial Officer.

         (32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 15(a) (3) of this report.

(b)      REPORTS ON FORM 8-K.

During the fourth quarter ended September 30, 2003, and first quarter to date, the following reports were filed:

On July 9, 2003, the company filed a report on Form 8-K that included the company's July 8, 2003, press release announcing that a retroactive Ohio tax law change would increase tax expense and reduce earnings.

On July 23, 2003, the company filed a report on Form 8-K that included the company's July 23, 2003, press release announcing financial results for the quarter ended June 30, 2003.

On October 2, 2003, the company filed a report on Form 8-K that included the company's October 2, 3003 press release announcing a series of actions to accelerate growth and strengthen the company as a leader in providing software and services to automotive retailers and car companies globally.

On November 5, 2003, the company filed a report on Form 8-K that included the financial results for the fourth quarter and fiscal year ended September 30, 2003.

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

Please refer to Part IV, Item 15(a)(3) beginning on page 21.

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

                                       THE REYNOLDS AND REYNOLDS COMPANY

                                  By  /s/ DOUGLAS M. VENTURA
                                  ----------------------------------------------
                                      DOUGLAS M. VENTURA
                                      Vice President, Corporate and Business
                                      Development, General Counsel
                                      and Secretary

Date: December 12, 2003

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: December 12, 2003

                                  By  /s/ LLOYD G. WATERHOUSE
                                  ----------------------------------------------
                                      LLOYD G. WATERHOUSE
                                      Chief Executive Officer, Chairman
                                      and President
                                      (Principal Executive Officer)

Date: December 12, 2003

                                  By  /s/ DALE L. MEDFORD
                                  ----------------------------------------------
                                      DALE L. MEDFORD
                                      Executive Vice President and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer) and Director

Date: December 12, 2003

                                  By  /s/ STEPHANIE W. BERGERON
                                  ----------------------------------------------
                                      STEPHANIE W. BERGERON, Director

Date: December 12, 2003

                                  By  /s/ DR. DAVID E. FRY
                                  ----------------------------------------------
                                      DR. DAVID E. FRY, Director

Date: December 12, 2003

                                  By  /s/ RICHARD H. GRANT, III
                                  ----------------------------------------------
                                      RICHARD H. GRANT, III, Director

Date: December 12, 2003

                                  By  /s/ IRA D. HALL
                                  ----------------------------------------------
                                      IRA D. HALL, Director

Date: December 12, 2003

                                  By  /s/ CLEVE L. KILLINGSWORTH, JR.
                                  ----------------------------------------------
                                      CLEVE L. KILLINGSWORTH, JR.
                                      Director

Date: December 12, 2003

                                  By  /s/ EUSTACE W. MITA
                                  ----------------------------------------------
                                      EUSTACE W. MITA, Director

Date: December 12, 2003

                                  By  /s/ PHILIP A. ODEEN
                                  ----------------------------------------------
                                      PHILIP A. ODEEN, Director

Date: December 12, 2003

                                  By  /s/ DONALD K. PETERSON
                                  ----------------------------------------------
                                      DONALD K. PETERSON, Director

Date: December 12, 2003

                                  By  /s/ RENATO ZAMBONINI
                                  ----------------------------------------------
                                      RENATO ZAMBONINI, Director

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 15(a)(1) and (2); 15(c) and (d)
                  Financial Statements, Schedules and Exhibits
                          Year Ended September 30, 2003
                        The Reynolds and Reynolds Company
                                  Dayton, Ohio

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

The company's management maintains an environment of multilevel controls. The Company Business Principles, for example, is signed by all employees on hiring and annually thereafter and communicates high standards of integrity that are expected in the company's day-to-day business activities. The Company Business Principles addresses a broad range of issues including potential conflicts of interest, business relationships, accurate and timely reporting of financial information, confidentiality of proprietary information, insider trading and social responsibility.

The company also maintains and monitors a system of internal controls designed to provide reasonable assurances regarding the safeguarding of company assets and the integrity and reliability of financial records. These internal controls include the appropriate segregation of duties and the application of formal policies and procedures. Furthermore, an internal audit department, which has access to all financial and other corporate records, regularly performs tests to evaluate the system of internal controls to ensure the system is adequate and operating effectively. At the date of these financial statements, management believes the company has an effective internal control system. The company has formed a Disclosure Committee comprised of senior officers of the company for the purpose of assuring adequacy and timeliness of public disclosure of material information.

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

/s/ LLOYD G. WATERHOUSE                             /s/ DALE L.MEDFORD
-----------------------                             -----------------
Lloyd G. Waterhouse                                 Dale L. Medford
Chief Executive Officer, Chairman and President     Executive Vice President
                                                    and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Shareholders of The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 2003 and 2002, and the related statements of consolidated income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule included as Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP
Dayton, Ohio
November 12, 2003

                       Statements of Consolidated Income

                      (In thousands except per share data)

For The Years Ended September 30                                  2003              2002             2001
------------------------------------------------------------------------------------------------------------
Net Sales and Revenues
   Services                                                     $ 624,795         $604,191         $ 600,681
   Products                                                       346,918          346,483           361,413
   Financial services                                              36,532           41,709            41,918
                                                                ---------         --------         ---------
   Total net sales and revenues                                 1,008,245          992,383         1,004,012
                                                                ---------         --------         ---------
Cost of sales
   Services                                                       233,097          211,014           220,721
   Products                                                       201,641          192,077           203,933
   Financial services                                               8,843           10,645            13,258
                                                                ---------         --------         ---------
   Total cost of sales                                            443,581          413,736           437,912
                                                                ---------         --------         ---------
Gross profit                                                      564,664          578,647           566,100
Selling, general and administrative expenses                      374,585          400,120           394,368
                                                                ---------         --------         ---------
Operating Income                                                  190,079          178,527           171,732
                                                                ---------         --------         ---------
Other Charges (Income)
   Interest expense                                                 3,842            4,126             5,303
   Interest income                                                 (2,705)          (3,848)           (7,818)
   Equity in net (income) losses of affiliated companies           (2,306)          13,201            13,019
   Other - net                                                     (3,221)             100            (1,296)
                                                                ---------         --------         ---------
   Total other charges (income)                                    (4,390)          13,579             9,208
                                                                ---------         --------         ---------
Income Before Income Taxes                                        194,469          164,948           162,524
Income Taxes                                                       75,452           49,396            64,590
                                                                ---------         --------         ---------
Income from Continuing Operations                                 119,017          115,552            97,934
Income from Discontinued Operations                                                                    1,623
                                                                ---------         --------         ---------
Income Before Cumulative Effect of Accounting Change              119,017          115,552            99,557
Cumulative Effect of Accounting Change                                             (36,563)
                                                                ---------         --------         ---------
Net Income                                                      $ 119,017         $ 78,989         $  99,557
                                                                =========         ========         =========

Basic Earnings Per Common Share
   Income from continuing operations                            $    1.74         $   1.63         $    1.34
   Income from discontinued operations                                                             $     .02
   Income before cumulative effect of accounting change         $    1.74         $   1.63         $    1.36
   Cumulative effect of accounting change                                         $   (.52)
   Net income                                                   $    1.74         $   1.12         $    1.36
   Average number of common shares outstanding                     68,407           70,692            73,183

Diluted Earnings Per Common Share
   Income from continuing operations                            $    1.69         $   1.58         $    1.31
   Income from discontinued operations                                                             $     .02
   Income before cumulative effect of accounting change         $    1.69         $   1.58         $    1.33
   Cumulative effect of accounting change                                        ($    .50)
   Net income                                                   $    1.69         $   1.08         $    1.33
   Average number of common shares and equivalents
      outstanding                                                  70,606           73,357            74,919

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

September 30                                                   2003         2002
-----------------------------------------------------------------------------------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
   Cash and equivalents                                     $  105,829   $  155,295
                                                            ----------   ----------
   Trade accounts receivable (less allowance for doubtful
     accounts: 2003-- $5,253; 2002--$4,902)                    118,694      113,262
                                                            ----------   ----------
   Other accounts receivables                                   21,063        4,209
                                                            ----------   ----------
   Inventories
     Finished products                                          11,921       12,539
     Work in process                                               295          365
     Raw materials and supplies                                    216          163
                                                            ----------   ----------
     Total inventories                                          12,432       13,067
                                                            ----------   ----------
   Deferred income taxes                                        11,910       15,575
                                                            ----------   ----------
   Prepaid expenses and other assets                            19,763       16,395
                                                            ----------   ----------
   Total current assets                                        289,691      317,803
                                                            ----------   ----------
Property, Plant and Equipment
   Land and improvements                                        11,447       15,641
   Buildings and improvements                                  119,168      109,809
   Computer equipment                                          123,383      105,255
   Machinery and equipment                                      41,435       40,666
   Furniture and other                                          44,124       42,883
   Construction in progress                                      1,808        6,377
                                                            ----------   ----------
   Total property, plant and equipment                         341,365      320,631
   Less accumulated depreciation                               156,674      159,558
                                                            ----------   ----------
   Net property, plant and equipment                           184,691      161,073
                                                            ----------   ----------
Intangible Assets
   Goodwill                                                     41,728       28,999
   Software licensed to customers                               94,472       81,557
   Acquired intangible assets                                   37,731       44,366
   Other                                                         8,531        3,382
                                                            ----------   ----------
Total intangible assets                                        182,462      158,304
                                                            ----------   ----------
Other Assets                                                    71,716       92,380
                                                            ----------   ----------
Total Automotive Solutions Assets                              728,560      729,560
                                                            ----------   ----------

FINANCIAL SERVICES ASSETS

Cash                                                               722          635
Finance Receivables                                            394,292      406,160
Other Assets                                                       481          810
                                                            ----------   ----------
Total Financial Services Assets                                395,495      407,605
                                                            ----------   ----------
TOTAL ASSETS                                                $1,124,055   $1,137,165
                                                            ==========   ==========

September 30                                     2003          2002
-----------------------------------------------------------------------
AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
  Current portion of long-term debt                         $     6,061
  Accounts payable
     Trade                                   $    38,212         41,186
     Other                                         7,705          3,958
  Accrued liabilities
     Compensation and related items               32,195         52,599
     Income taxes                                 10,926            316
     Other                                        21,041         28,945
  Deferred revenues                               33,704         24,404
                                             -----------    -----------
  Total current liabilities                      143,783        157,469
                                             -----------    -----------
Long-Term Debt                                   106,912        107,408
                                             -----------    -----------
Other Liabilities
  Pensions                                        71,709         49,932
  Postretirement medical                          44,095         43,471
  Other                                            2,648          3,085
                                             -----------    -----------
  Total other liabilities                        118,452         96,488
                                             -----------    -----------
Total Automotive Solutions Liabilities           369,147        361,365
                                             -----------    -----------

FINANCIAL SERVICES LIABILITIES

Notes Payable                                    198,768        217,252
Deferred Income Taxes                             90,503         94,543
Other Liabilities                                  8,508          8,979
                                             -----------    -----------
Total Financial Services Liabilities             297,779        320,774
                                             -----------    -----------

SHAREHOLDERS' EQUITY
Capital Stock
  Preferred
  Class A common                                 260,772        216,518
  Class B common                                     469            500
Accumulated Other Comprehensive Losses           (32,446)       (14,234)
Retained Earnings                                228,334        252,242
                                             -----------    -----------
Total Shareholders' Equity                       457,129        455,026
                                             -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 1,124,055    $ 1,137,165
                                             ===========    ===========

    STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (In thousands except per share data)

For The Years Ended September 30                              2003         2002         2001
-----------------------------------------------------------------------------------------------
Capital Stock
   Class A common
     Balance, beginning of year                             $ 216,518    $ 167,356    $ 124,247
     Capital stock issued                                      50,085       51,106       44,455
     Converted from Class B common                                 31          125
     Capital stock repurchased                                (14,971)     (11,374)     (10,968)
     Capital stock retired                                       (291)        (951)        (459)
     Tax benefits from stock options                            9,400       10,256       10,081
                                                            ---------    ---------    ---------
     Balance, end of year                                     260,772      216,518      167,356
                                                            ---------    ---------    ---------
   Class B common
     Balance, beginning of year                                   500          625          625
     Converted to Class A common                                  (31)        (125)
                                                            ---------    ---------    ---------
     Balance, end of year                                         469          500          625
                                                            ---------    ---------    ---------
Accumulated Other Comprehensive Income (Losses)
   Balance, beginning of year                                 (14,234)      (9,547)      (7,139)
   Foreign currency translation                                 3,757         (186)      (1,591)
   Minimum pension liability                                  (23,002)      (3,679)         847
   Cumulative effect of accounting change                                                    15
   Net unrealized income (losses) on derivative contracts       1,033         (822)      (1,679)
                                                            ---------    ---------    ---------
   Balance, end of year                                       (32,446)     (14,234)      (9,547)
                                                            ---------    ---------    ---------
Retained Earnings

   Balance, beginning of year                                 252,242      318,349      380,761
   Net income                                                 119,017       78,989       99,557
   Cash dividends
     Class A common (2003--$.44 PER SHARE;
       2002--$.44 per share; 2001--$.44 per share)            (29,672)     (30,715)     (31,681)
     Class B common (2003--$.022 PER SHARE;
       2002--$.022 per share; 2001--$.022 per share)             (352)        (374)        (440)
   Capital stock repurchased                                 (112,901)    (114,007)    (129,848)
                                                            ---------    ---------    ---------
   Balance, end of year                                       228,334      252,242      318,349
                                                            ---------    ---------    ---------
Total Shareholders' Equity                                  $ 457,129    $ 455,026    $ 476,783
                                                            =========    =========    =========

Comprehensive Income (Losses)

   Net income                                               $ 119,017    $  78,989    $  99,557
   Foreign currency translation                                 3,757         (186)      (1,591)
   Minimum pension liability                                  (23,002)      (3,679)         847
   Cumulative effect of accounting change                                                    15
   Net unrealized income (losses) on derivative contracts       1,033         (822)      (1,679)
                                                            ---------    ---------    ---------
   Total comprehensive income                               $ 100,805    $  74,302    $  97,149
                                                            =========    =========    =========

See Notes to Consolidated Financial Statements.

                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (In thousands)

For The Years Ended September 30                            2003         2002         2001
---------------------------------------------------------------------------------------------
AUTOMOTIVE SOLUTIONS

Cash Flows Provided by Operating Activities               $ 131,580    $ 158,071    $ 165,548
                                                          ---------    ---------    ---------
Cash Flows Provided by (Used for) Investing Activities
   Business combinations                                    (11,714)      (5,971)     (12,008)
   Capital expenditures                                     (57,810)     (37,067)     (51,383)
   Net proceeds from sales of assets                          9,570        9,674        3,770
   Capitalization of software licensed to customers         (16,270)     (20,370)     (20,310)
   Repayments from (advances to) financial services           5,584       53,817       (4,321)
                                                          ---------    ---------    ---------
   Net cash provided by (used for) investing activities     (70,640)          83      (84,252)
                                                          ---------    ---------    ---------
Cash Flows Provided by (Used for) Financing Activities
   Principal payments on debt                                (6,061)      (6,869)      (7,930)
   Cash dividends paid                                      (30,024)     (31,089)     (32,121)
   Capital stock issued                                      49,794       50,155       43,996
   Capital stock repurchased                               (127,872)    (125,381)    (140,816)
                                                          ---------    ---------    ---------
   Net cash used for financing activities                  (114,163)    (113,184)    (136,871)
                                                          ---------    ---------    ---------
Effect of Exchange Rate Changes on Cash                       3,757         (186)      (1,591)
                                                          ---------    ---------    ---------
Net Cash Used for Discontinued Operations                                             (37,778)
                                                          ---------    ---------    ---------
Increase (Decrease) in Cash and Equivalents                 (49,466)      44,784      (94,944)
Cash and Equivalents, Beginning of Year                     155,295      110,511      205,455
                                                          ---------    ---------    ---------
Cash and Equivalents, End of Year                         $ 105,829    $ 155,295    $ 110,511
                                                          =========    =========    =========

FINANCIAL SERVICES

Cash Flows Provided by Operating Activities               $  18,710    $  19,457    $  14,019
                                                          ---------    ---------    ---------
Cash Flows Provided by (Used for) Investing Activities
   Finance receivables originated                          (145,043)    (154,250)    (178,268)
   Collections on finance receivables                       150,488      175,064      168,577
                                                          ---------    ---------    ---------
   Net cash provided (used for) investing activities          5,445       20,814       (9,691)
                                                          ---------    ---------    ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                                 100,000       78,813
   Principal payments on debt                               (18,484)     (86,260)     (87,477)
   Advances from (repayments to) automotive solutions        (5,584)     (53,817)       4,321
                                                          ---------    ---------    ---------
   Net cash used for financing activities                   (24,068)     (40,077)      (4,343)
                                                          ---------    ---------    ---------
Increase (Decrease) in Cash and Equivalents                      87          194          (15)
Cash and Equivalents, Beginning of Year                         635          441          456
                                                          ---------    ---------    ---------
Cash and Equivalents, End of Year                         $     722    $     635    $     441
                                                          =========    =========    =========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The Consolidated Financial Statements include the accounts of the parent company and its domestic and foreign subsidiaries and present details of revenues, expenses, assets, liabilities and cash flows for both Automotive Solutions and Financial Services. Automotive Solutions is comprised of the company's Software Solutions, Transformation Solutions and Documents segments. Financial Services is comprised of Reyna Capital Corporation, Reyna Funding L.L.C. and a similar operation in Canada. In accordance with industry practice, the assets and liabilities of Automotive Solutions are classified as current or noncurrent and those of Financial Services are unclassified. Intercompany balances and transactions are eliminated.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of business forms inventories are determined by the last-in, first-out (LIFO) method. At September 30, 2003 and 2002, LIFO inventories were $4,305 and $4,439, respectively. These inventories determined by the first-in, first-out (FIFO) method would increase by $3,617 in 2003 and $3,539 in 2002. For other inventories, comprised primarily of computer equipment, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful service lives of the assets or asset groups, principally on the straight-line method for financial reporting purposes. Estimated asset lives are:

                                                            Years
                                                            -----
Land improvements                                              10
Buildings and improvements                                  3--33
Computer equipment                                          3-- 5
Machinery and equipment                                     3--20
Furniture and other                                         3--15

SOFTWARE LICENSED TO CUSTOMERS

The company capitalizes certain costs of developing its software products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Technological feasibility is established either by creating a detail program design or a tested working model. Once technological feasibility is established, all software development costs should be capitalized until the product is available for general release to customers. Upon general release of a software product to customers, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, ranging from three to seven years. Amortization expense for software licensed to customers was $3,455 in 2003, $403 in 2002 and $1,967 in 2001. September 30, 2003 and 2002, accumulated amortization was $37,748 and $33,933, respectively. During 2002, the company disposed of $14,502 of fully amortized software.

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

EQUITY INVESTMENT

During March 2002, the company sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a gain, after tax benefit, of $103. The company recorded a loss of $12,274, included with equity in net losses of affiliated companies on the statement of consolidated income, and income tax benefits of $12,377 related to the sale of these shares, included in the provision for income taxes on the statement of consolidated income. The company recorded a loss of $7,718 in 2001, representing amortization of the intangible assets and its share of Kalamazoo's net losses.

REVENUE RECOGNITION

AUTOMOTIVE SOLUTIONS

Sales of computer hardware and business forms products are recorded when title passes upon shipment to customers. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." The company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
(iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Service revenues, which include computer hardware maintenance, software support, training, consulting and Web hosting are recorded ratably over the contract period or as services are performed. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements (as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables"), and if so, whether vendor-specific objective evidence of fair value exists for those elements. Software revenues which do not meet the criteria set forth in EITF Issue No. 00-3, "Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," are recorded ratably over the contract period as services are provided.

FINANCIAL SERVICES

Financial Services revenues consist primarily of interest earned on financing the company's computer systems sales. Revenues are recognized over the lives of financing contracts, generally five years, using the interest method.

LEASE OBLIGATIONS

The company leases premises and equipment under operating lease agreements. As of September 30, 2003, future minimum lease payments relating to operating lease agreements were $34,565 with annual payments of $7,023 in 2004, $6,595 in 2005, $4,521 in 2006, $3,491 in 2007 and $2,397 in 2008. Rental expenses were $19,630 in 2003, $21,814 in 2002 and $24,939 in 2001.

COMMITMENTS

In 1997, the company entered into an agreement with a trust for the construction and lease of an office building near Dayton, Ohio. This lease was accounted for as an operating lease for financial reporting purposes. Accordingly, neither the asset nor the related liability were reported on the company's balance sheets. The company guaranteed 80% of the trust's debt related to the construction of the building. At the end of the lease term in August 2004, the company had the option to purchase the building for $28,800 or sell the building on behalf of the lessor. If the building was sold and the proceeds from the sale were insufficient to repay the investors, the company might have been required to make a payment to the lessor of up to 80% of the building's cost. On July 1, 2003, the company purchased the office building for cash of $28,800 and terminated the lease agreement.

During 2001, the company entered into an agreement to outsource certain computer services such as desktop and network services through fiscal year 2009. This agreement requires annual payments of about $20,000.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. These costs, primarily representing software development costs, were $72,000 in 2003, $68,000 in 2002 and $71,000 in 2001.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiaries because, for the most part, those earnings are permanently reinvested. Undistributed earnings of the foreign subsidiaries at September 30, 2003, were $19,727. The calculation of the unrecognized deferred income tax liability on these earnings is not practicable.

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

                                                                         2003            2002             2001
                                                                        ------          ------           ------
Average number of common shares outstanding
   (used to determine basic EPS)                                        68,407          70,692           73,183
Effect of employee stock options                                         2,199           2,665            1,736
                                                                        ------          ------           ------
Average number of common shares and equivalents
   outstanding (used to determine diluted EPS)                          70,606          73,357           74,919
                                                                        ======          ======           ======

Employee stock options outstanding to purchase 608 shares in 2003, 614 shares in 2002 and 3,705 shares in 2001 were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

STOCK COMPENSATION

The company has stock based compensation plans, which are described more fully in Note 8 to the Consolidated Financial Statements. The company accounts for those plans under the recognition and measurement principals of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The company recognized compensation expense of $168 in 2003, $512 in 2002 and $1,009 in 2001. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation."

                                                                      2003              2002              2001
                                                                    --------          -------           -------
Net income as reported                                              $119,017          $78,989           $99,557
Stock-based employee compensation expense,
   net of taxes                                                        9,970           11,780            11,948
                                                                    --------          -------           -------
Pro forma net income                                                $109,047          $67,209           $87,609
                                                                    ========          =======           =======

Basic earnings per common share
  Net income as reported                                            $   1.74          $  1.12           $  1.36
  Pro forma net income                                              $   1.59          $  0.95           $  1.20

Diluted earnings per common share
  Net income as reported                                            $   1.69          $  1.08           $  1.33
  Pro forma net income                                              $   1.54          $  0.92           $  1.17

RECLASSIFICATIONS

Certain reclassifications were made to prior years' Consolidated Financial Statements to conform with the presentation used in fiscal year 2003. The company also changed its allocation methodology for certain expenses in fiscal year 2003, the effect of which was to report certain expenses as cost of sales instead of SG&A expenses. This improved allocation of expenses was made possible by a new general ledger system. Management believes the new allocation methodology reduced gross margin by between one and two percentage points as compared to fiscal year

2002. It was not practicable, however, to restate prior years.

2.  DISCONTINUED OPERATIONS

During the second quarter of fiscal year 2001, the company recorded income from discontinued operations of $1,623 or $.02 per share. Income from discontinued operations included about $.01 per share from the collection of notes receivable obtained in the October 1998 sale of the Healthcare Systems segment and about $.01 per share from tax benefits related to the August 2000 sale of the Information Solutions segment.

3.  BUSINESS COMBINATIONS

In November 2002, the company purchased all outstanding shares of Networkcar, Inc., the provider of a telematics device which monitors a car's diagnostic information, locates stolen cars through a satellite-based Global Positioning System and performs remote emissions testing. Networkcar had revenues of about $1,000 in 2002. The company purchased Networkcar to enable the rollout to North American automotive retailers as a component of the company's integrated suite of customer relationship management solutions. The purchase price of $11,714 was paid with cash from existing balances. The results of Networkcar's operations have been included in the company's financial statements since the November 29, 2002, purchase date. In connection with this business combination, the company recorded goodwill of $10,166.

In August 2002, the company purchased BoatVentures.com Corporation, a provider of Web-based applications and education processes to boat, power sports and recreational vehicle retailers and manufacturers. Privately-held BoatVentures had revenues of about $1,000 in 2001. The purchase price of $5,971 was paid with cash from existing balances. This business combination was accounted for as a purchase and the accounts of BoatVentures were included in the company's financial statements since the acquisition date. In connection with this business combination, the company recorded goodwill of $743 based on the 2002 preliminary allocation of the purchase price. In fiscal year 2003, the valuation of the net assets was completed by an independent appraisal firm and the company adjusted the purchase price allocation to increase computer equipment by $200, increase capitalized software by $100, reduce non-compete agreement intangible assets by $2,400, decrease deferred tax assets by $765 and increase goodwill by $2,865. BoatVentures was previously partially owned by a member of the company's board of directors and an officer of the company. The company obtained an independent fairness opinion on the purchase price and approval of the company's board of directors prior to consummating this transaction.

In November 2000, the company purchased eCustomerCentric Solutions, Inc., a.k.a. DealerKid, a provider of electronic customer marketing and relationship management software and services for automotive retailers in the United States and Canada. Privately-held DealerKid had revenues of about $2,000 in 2000. The purchase price of $10,452 was paid with $9,758 of cash from existing balances and the issuance of a $694 note payable. This business combination was accounted for as a purchase and the accounts of DealerKid were included in the company's financial statements since the acquisition date. In connection with this business combination, the company recorded goodwill of $11,307.

COMPONENTS OF PURCHASE PRICES

                                                                2003             2002               2001
                                                              -------           ------            -------
Cash (net of cash and equivalents acquired)                   $11,714           $5,971            $12,008
Note payable issued                                                                                   694
                                                              -------           ------            -------
Totals                                                        $11,714           $5,971            $12,702
                                                              =======           ======            =======

4.  INCOME TAXES

PROVISION FOR INCOME TAXES

                                       2003       2002        2001
--------------------------------------------------------------------
Current
   Federal                           $ 39,143   $ 28,677    $ 50,055
   State and local                     10,066     (2,626)      8,543
   Foreign                              3,103      1,600       1,502
Deferred                               23,140     21,745       4,490
                                     --------   --------    --------
Provision for income taxes           $ 75,452   $ 49,396    $ 64,590
                                     ========   ========    ========

Income taxes paid (net of refunds)   $ 54,000   $ 22,321    $ 56,404
                                     ========   ========    ========

RECONCILIATION OF INCOME TAX RATES

                                                    2003                       2002                     2001
                                             AMOUNT     PERCENT        Amount       Percent      Amount      Percent
--------------------------------------------------------------------------------------------------------------------
Statutory federal income taxes              $68,064        35.0%      $57,732          35.0%    $56,884         35.0%
State and local taxes less federal
   income tax effect                          8,072         4.1         6,584           4.0       6,611          4.1
State tax benefits less federal
   income tax effect                                                   (5,872)         (3.6)
Sale of Kalamazoo shares                                               (7,746)         (4.7)
Goodwill amortization                                                                             1,199          0.7
Other                                          (684)        (.3)       (1,302)         (0.8)       (104)        (0.1)
                                            -------        ----       -------          ----     -------         ----
Provision for income taxes                  $75,452        38.8%      $49,396          29.9%    $64,590         39.7%
                                            =======        ====       =======          ====     =======         ====

In fiscal year 2002, the company settled a state income tax audit and filed amended returns in a number of states to correct the apportionment and allocation of taxable income.

AUTOMOTIVE SOLUTIONS DEFERRED INCOME TAX ASSETS (LIABILITIES)

September 30                          2003        2002
--------------------------------------------------------
Deferred income tax assets
   Postretirement medical          $ 18,811    $ 18,290
   Pensions                          25,721      22,107
   Receivables allowances             5,344       5,825
   Other                              9,558      13,628
Deferred income tax liabilities
   Depreciation and amortization    (26,677)     (9,296)
   Other                             (1,355)     (3,508)
                                   --------    --------
Totals                               31,402      47,046
Current                              11,910      15,575
                                   --------    --------
Noncurrent                         $ 19,492    $ 31,471
                                   ========    ========

FINANCIAL SERVICES DEFERRED INCOME TAX LIABILITIES

Financial Services deferred income tax liabilities resulted from temporary differences from financing the company's computer systems sales.

5.  FINANCIAL SERVICES

INCOME SUMMARY

                                                                          2003     2002       2001
---------------------------------------------------------------------------------------------------
Revenues                                                                $36,532   $41,709   $41,918
Cost of sales - interest expense                                          8,843    10,645    13,258
                                                                        -------   -------   -------
Gross profit                                                             27,689    31,064    28,660
Selling, general and administrative expenses                              6,968     8,073     5,005
                                                                        -------   -------   -------
Operating income                                                        $20,721   $22,991   $23,655
                                                                        =======   =======   =======

FINANCE RECEIVABLES

September 30                         2003        2002
--------------------------------------------------------
Product financing receivables     $ 423,770    $ 442,069
Unguaranteed residual values         36,552       38,370
Allowance for doubtful accounts      (6,705)      (6,184)
Unearned interest income            (62,414)     (70,659)
Other                                 3,089        2,564
                                  ---------    ---------
Totals                            $ 394,292    $ 406,160
                                  =========    =========

As of September 30, 2003, product financing receivables due for each of the next five years were $161,574 in 2004, $116,312 in 2005, $76,715 in 2006, $47,164 in
2007 and $21,673 in 2008.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                               2003       2002
------------------------------------------------
Balance, beginning of year   $ 6,184    $ 5,956
Provisions
   Financial services          3,765      4,450
   Automotive solutions          540        540
Net losses                    (3,784)    (4,762)
                             -------    -------
Balance, end of year         $ 6,705    $ 6,184
                             =======    =======

6.  FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

During February 2002, the company entered into $100,000 of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements were designated as fair value hedges. The fair value of these derivative instruments was an asset of $7,069 at September 30, 2003 and $7,614 at September 30, 2002 and was included in Automotive Solutions' other assets on the consolidated balance sheets. These adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in income. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

                                                                       National
                                                                       Amounts
September 30, 2003                                         Notes        Swaps
-------------------------------------------------------------------------------
Fixed rate notes, $100,000 face value, maturing in 2007   $106,912    $100,000
   Weighted average interest rate                              7.0%
   Weighted average pay rate                                               3.3%
   Weighted average receive rate                                           7.0%
                                                          --------    --------
Totals                                                     106,912     100,000
Current portion
                                                          --------    --------
Long-term portion                                         $106,912    $100,000
                                                          ========    ========

September 30, 2002
------------------------------------------------------------------------------
Fixed rate notes, $100,000 face value, maturing in 2007   $107,408    $100,000
   Weighted average interest rate                              7.0%
   Weighted average pay rate                                               4.3%
   Weighted average receive rate                                           7.0%
Fixed rate note, maturing in 2003                            6,061
                                                          --------    --------
Totals                                                     113,469     100,000
Current portion                                              6,061
                                                          --------    --------
Long-term portion                                         $107,408    $100,000
                                                          ========    ========

Loan agreements limit consolidated indebtedness and require a minimum interest coverage ratio. The fair values of Automotive Solutions' financing arrangements were $106,912 at September 30, 2003 and $113,691 at September 30, 2002. At September 30, 2003, debt maturities were $100,000 in 2007. Interest paid was $4,076 in 2003 and $5,622 in 2002. Interest capitalized was $1,000 in 2003,
$1,806 in 2002 and $4,016 in 2001.

At September 30, 2003, the $100,000 notional amount of swap agreements mature in 2007.

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

On January 24, 2003, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. The securitization allows borrowings, up to the $100,000 limit, with interest payable on a variable rate basis. This loan funding agreement is renewable annually through January 23, 2006. As of September 30, 2003, the balance outstanding on this facility was $100,000.

The fair value of the company's cash flow derivative instruments was a $2,422 liability at September 30, 2003 and a $4,035 liability at September 30, 2002 and was included in Financial Services' other liabilities on the consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2004, the company expects the amounts to be reclassified out of other comprehensive income into earnings to be immaterial to the financial statements.

                                                                 Notional
                                                                 Amounts
SEPTEMBER 30, 2003                                    Notes       Swaps
-------------------------------------------------------------------------
Variable rate instruments, maturing through 2009   $  169,340    $116,375
   Weighted average interest rate                         1.5%
   Weighted average pay rate                                          3.7%
   Weighted average receive rate                                      1.1%
Fixed rate notes, maturing through 2007                29,428
   Weighted average interest rate                         4.9%
                                                   ----------    --------
Totals                                             $  198,768    $116,375
                                                   ==========    ========

September 30, 2002
--------------------------------------------------------------------------
Variable rate instruments, maturing through 2006   $  189,033    $136,500
   Weighted average interest rate                         2.2%
   Weighted average pay rate                                          4.4%
   Weighted average receive rate                                      1.8%
Fixed rate notes, maturing through 2005                28,219
   Weighted average interest rate                         6.4%
                                                   ----------    --------
Totals                                             $  217,252    $136,500
                                                   ==========    ========

Loan agreements limit consolidated indebtedness and require a minimum interest coverage ratio. The fair value of Financial Services debt was $199,404 and $218,366 at September 30, 2003 and 2002, respectively. At September 30, 2003, maturities of notes were $79,475 in 2004, $12,172 in 2005, $29,047 in 2006,
$28,074 in 2007 and $25,000 in 2008. Interest paid was $9,010 in 2003, $11,155 in 2002 and $13,476 in 2001.

At September 30, 2003, notional amount maturities of swap agreements were $46,598 in 2004, $36,473 in 2005, $27,598 in 2006 and $5,706 in 2007.

REVOLVING CREDIT AGREEMENTS

Automotive Solutions and Financial Services share variable rate revolving credit agreements, which total $150,000 and require commitment fees on unused credit. At September 30, 2003, available balances under these agreements were $100,000. The facility expires in August 2004.

7.  CAPITAL STOCK

September 30                          2003        2002        2001
-------------------------------------------------------------------
Preferred
   No par value
   Authorized shares                 60,000      60,000      60,000

Class A common
No par value

Authorized shares                   240,000     240,000     240,000
                                    =======     =======     =======
Issued and outstanding shares
   Balance, beginning of year        68,595      70,230      73,622
   Issued                             2,761       2,978       3,119
   Converted from Class B common         50         200
   Repurchased                       (4,737)     (4,779)     (6,490)
   Retired                              (11)        (34)        (21)
                                    -------     -------     -------
   Balance, end of year              66,658      68,595      70,230
                                    =======     =======     =======

Class B common
   No par value
   Authorized shares                 40,000      40,000      40,000
   Issued and outstanding shares     15,000      16,000      20,000

Dividends on Class A common shares must be twenty times the dividends on Class B common shares and must be paid simultaneously. Each share of Class A common and Class B common is entitled to one vote. The Class B common shareholder may convert twenty Class B common shares to one share of Class A common. During September 2003 and February 2002, 1,000 and 4,000 Class B common shares were converted into 50 and 200 Class A common shares, respectively. The company has reserved sufficient authorized Class A common shares for Class B conversions and stock option plans.

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

The company repurchased Class A common shares for treasury at average prices of $26.99 in 2003, $26.23 in 2002 and $21.70 in 2001. The remaining balance of shares authorized for repurchase by the board of directors was 8,165 at September 30, 2003. Treasury shares at September 30 were 25,430 in 2003, 23,503 in 2002 and 21,903 in 2001.

8.  EMPLOYEE STOCK OPTION PLANS

The company's stock option plans award incentive stock options and/or nonqualified stock options to purchase Class A common shares to substantially all employees. Stock options are generally granted at a price equal to fair market value of the common stock on the date of grant. At September 30, 2003, options to purchase 3,541 additional Class A common shares were available for future awards to certain key employees. Under a broad-based stock option plan, the board of directors may award options at its discretion.

                                                                  Weighted Average
                                    Shares Under Option        Option Prices Per Share
                                2003       2002       2001      2003    2002    2001
--------------------------------------------------------------------------------------
Outstanding
   Beginning of year           13,075     13,941     17,620    $20.02  $18.88  $18.04
   Granted                      2,480      2,833        281     22.60   22.68   19.99
   Exercised                   (2,751)    (2,970)    (3,090)    18.06   16.96   13.89
   Canceled                      (657)      (729)      (870)    21.11   20.69   19.96
                               ------     ------     ------
   End of year                 12,147     13,075     13,941     20.94   20.02   18.88
                               ======     ======     ======
Exercisable at September 30     6,287      5,206      5,090     19.85   19.85   18.96
                               ======     ======     ======

                                  Outstanding, September 30, 2003              Exercisable, September 30, 2003

                                             Weighted         Weighted
                                              Average          Average                             Weighted
      Option                 Number of       Remaining         Option               Number of       Average
    Price Range               Options      Life in Years        Price                Options     Option Price
-------------------------------------------------------------------------------------------------------------
$12.50 - $17.44                 3,047               5.8         $16.93                  2,689         $16.92
$17.69 - $21.94                 3,174               5.4          20.33                  2,040          19.79
$22.01 - $22.56                 4,517               6.5          22.55                    475          22.53
$23.07 - $30.27                 1,409               4.3          25.87                  1,083          26.09
                               ------                                                   -----
         TOTALS                12,147               5.8          20.94                  6,287          19.85
                               ======                                                   =====

The company accounts for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and follows the disclosure requirements of SFAS No. 123. SFAS No. 123 requires the valuation of stock options using option valuation models and the disclosure of the pro forma effect on earnings. The company valued its stock options using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of subjective assumptions, such as expected stock price volatility, which can materially affect the fair value estimate. Because the company's stock options have characteristics significantly different from traded options, the fair value determined may not reflect the actual value of the company's stock options. The weighted average fair value of the company's stock options granted at fair market value was $4.52 in 2003, $5.34 in 2002 and $6.47 in 2001.

OPTION VALUATION ASSUMPTIONS   2003    2002    2001
---------------------------------------------------
Expected life in years           3       4       5
Dividend yield                 1.9%    1.9%    1.9%
Risk free interest rate        2.1%    3.7%    5.9%
Volatility                      31%     29%     33%

9.  POSTRETIREMENT BENEFITS

PENSION EXPENSE

                                                               2003                 2002              2001
-------------------------------------------------------------------------------------------------------------
Net periodic pension cost
   Service cost                                                $  8,546             $  8,839         $  8,794
   Interest cost                                                 17,038               15,915           15,918
   Estimated return on plan assets                              (12,471)             (13,277)         (12,893)
   Amortization of unrecognized transitional asset                  139                  145              147
   Amortization of prior service cost                               598                  431              427
   Recognized net actuarial losses                                1,293                   65              153
   Plan administration                                              880                  774              767
   Settlements                                                      120                1,684
                                                               --------             --------         --------
   Net periodic pension cost                                     16,143               14,576           13,313
Defined contribution plans                                        5,249                6,503            6,258
Multi-employer plans                                                 13                   25               37
                                                               --------             --------         --------
Totals                                                         $ 21,405             $ 21,104         $ 19,608
                                                               ========             ========         ========

Actuarial assumptions
   Discount rate                                            6.5% - 7.25%          7.0% - 7.5%     6.5% - 7.75%
   Rate of compensation increase                           3.75% - 4.50%         3.75% - 5.0%     3.75% - 5.0%
   Expected long-term rate of return on assets                      9.0%                 9.0%             9.0%
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

The company sponsors defined contribution savings plans covering most domestic employees. Effective January 1, 2003, the company increased its contribution to 50% of the first 6% of compensation contributed to the plan by participating employees from 40% of the first 3% of compensation. Prior to fiscal year 2003, the company also funded a discretionary contribution. Forfeitures of nonvested discretionary contributions were used to reduce contributions required by the company.

FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                                            Funded                   Unfunded                    Total
------------------------------------------------------------------------------------------------------------------------------
                                                      2003         2002         2003         2002         2003         2002
                                                    ----------------------    ----------------------    ----------------------
Change in projected benefit obligation
  Projected benefit obligation, beginning of year   $ 182,488    $ 168,979    $  46,265    $  52,528    $ 228,753    $ 221,507
  Service cost                                          7,682        8,039          923          796        8,605        8,835
  Interest cost                                        13,747       12,432        3,341        3,479       17,088       15,911
  Actuarial losses (gains)                             23,635          (94)       7,819        1,674       31,454        1,580
  Benefits paid                                        (7,161)      (7,453)      (4,382)     (11,924)     (11,543)     (19,377)
  Change in plan provisions                                            618                      (288)                      330
  Foreign currency translation                          1,434          (33)                                 1,434          (33)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
  Projected benefit obligation, end of year         $ 221,825    $ 182,488    $  53,966    $  46,265    $ 275,791    $ 228,753
                                                    =========    =========    =========    =========    =========    =========
Change in plan assets
  Fair value of plan assets, beginning of year      $ 127,477    $ 135,882                              $ 127,477    $ 135,882
  Actual income (losses) on plan assets                 1,922      (12,810)                                 1,922      (12,810)
  Administrative expenses paid                         (1,367)        (942)                                (1,367)        (942)
  Employer contributions                               38,982       12,833                                 38,982       12,833
  Benefits paid                                        (7,161)      (7,453)                                (7,161)      (7,453)
  Foreign currency translation                          1,089          (33)                                 1,089          (33)
                                                    ---------    ---------                              ---------    ---------
  Fair value of plan assets, end of year            $ 160,942    $ 127,477                              $ 160,942    $ 127,477
                                                    =========    =========                              =========    =========

Net amount recognized
  Funded status                                     $  60,882    $  55,011    $  53,966    $  46,265    $ 114,848    $ 101,276
  Unrecognized transition obligation                                   113         (259)        (518)        (259)        (405)
  Unrecognized prior service cost                      (6,349)        (770)      (1,923)      (2,174)      (8,272)      (2,944)
  Unrecognized net losses                             (74,821)     (46,596)     (12,478)      (4,951)     (87,299)     (51,547)
  Multi-employer liability                                                           39           66           39           66
  Minimum pension liability                            44,731        7,392       11,756        5,872       56,487       13,264
                                                    ---------    ---------    ---------    ---------    ---------    ---------
  Net amount recognized                             $  24,443    $  15,150    $  51,101    $  44,560    $  75,544    $  59,710
                                                    =========    =========    =========    =========    =========    =========

Minimum pension liability
  Intangible asset                                  $   6,349    $     690    $   2,182    $   2,692    $   8,531    $   3,382
  Deferred income tax benefit                          15,162        2,642        3,805        1,253       18,967        3,895
  Accumulated other comprehensive income               23,220        4,060        5,769        1,927       28,989        5,987
                                                    ---------    ---------    ---------    ---------    ---------    ---------
  Totals                                            $  44,731    $   7,392    $  11,756    $   5,872    $  56,487    $  13,264
                                                    =========    =========    =========    =========    =========    =========

                                                                                                  2003             2002
                                                                                              ----------------------------
Actuarial assumptions
  Projected benefit obligation discount rate                                                          6.0%     6.5% - 7.25%
  Rate of compensation increase                                                               3.25% - 4.5%     3.75% - 4.5%

At September 30, 2003 and 2002, respectively, about 27% and 26% of the plans' assets were invested in cash and equivalents, government bonds and investment grade corporate bonds. The balance of the plans' assets were invested in equities.

PLANS WITH ACCUMULATED BENEFIT OBLIGATION GREATER THAN PLAN ASSETS

                                   Funded                 Unfunded                   Total
-------------------------------------------------------------------------------------------------
                             2003         2002        2003        2002          2003       2002
                           ---------------------     -------------------      -------------------
PBO                        $221,825     $174,349     $53,966     $46,265      $275,791   $220,614
ABO                        $185,385     $136,958     $50,973     $44,164      $236,358   $181,122
FMV Plan Assets            $160,942     $120,727                              $160,942   $120,727

POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

                                              2003        2002        2001
----------------------------------------------------------------------------
Service cost                                 $   481     $   547     $   752
Interest cost                                  4,291       4,027       3,773
Amortization of prior service cost              (742)       (532)       (337)
Recognized net actuarial losses                1,088         637         260
                                             -------     -------     -------
Totals                                       $ 5,118     $ 4,679     $ 4,448
                                             =======     =======     =======
Actuarial assumptions
   Discount rate                                 6.0%       7.25%       7.75%
   Healthcare cost trend rate through 2007      10.0%        6.0%        6.0%
   Healthcare cost trend rate thereafter         5.0%        5.0%        5.0%

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

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION

                                                       2003         2002
--------------------------------------------------------------------------
Change in projected benefit obligation
   Projected benefit obligation, beginning of year   $ 60,769     $ 55,394
   Service cost                                           482          546
   Interest cost                                        4,292        4,026
   Plan participant contributions                         402          200
   Actuarial losses                                     2,308        6,863
   Benefits paid                                       (4,531)      (3,943)
   Change in plan provisions                               40       (2,317)
                                                     --------     --------
   Projected benefit obligation, end of year         $ 63,762     $ 60,769
                                                     ========     ========

Net amount recognized
   Projected benefit obligation, end of year         $ 63,762     $ 60,769
   Unrecognized prior service cost                      6,406        7,148
   Unrecognized net losses                            (22,533)     (21,347)
                                                     --------     --------
   Net amount recognized                             $ 47,635     $ 46,570
                                                     ========     ========

Actuarial assumptions
   Discount rate                                          6.0%        7.25%
   Healthcare cost trend rate through 2007               10.0%         6.0%
   Healthcare cost trend rate thereafter                  5.0%         5.0%

The effect of a 1% increase in the assumed healthcare cost trend rate would have increased fiscal year 2003 service and interest costs by $135 and the September 30, 2003 accumulated benefit obligation by $2,261. Similarly, a 1% decrease would have decreased fiscal year 2003 service and interest costs by $116 and the September 30, 2003 accumulated benefit obligation by $1,943.

10.  CASH FLOW STATEMENTS

                                                            2003         2002        2001
--------------------------------------------------------------------------------------------
AUTOMOTIVE SOLUTIONS

Cash flows provided by (used for) operating activities
   Net income                                            $ 106,717    $  64,866    $  85,019
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Cumulative effect of accounting change                              36,563
     Depreciation and amortization                          36,237       31,395       49,901
     Deferred income taxes                                  28,572       23,256        8,135
     Deferred income taxes transferred from
       financial services                                   (5,514)      (2,866)      (2,647)
     Income from discontinued operations                                              (1,623)
     Losses (gains) on sales of assets                         289        1,605         (337)
     Changes in operating assets and liabilities
       Accounts receivable                                 (20,485)      (2,358)       9,249
       Inventories                                             933       (2,221)       4,441
       Prepaid expenses, intangible and other assets         4,599       11,538       (1,249)
       Accounts payable                                        475          506       (2,792)
       Accrued and other liabilities                       (20,243)      (4,213)      17,451
                                                         ---------    ---------    ---------
Net cash provided by operating activities                $ 131,580    $ 158,071    $ 165,548
                                                         =========    =========    =========

FINANCIAL SERVICES

Cash flows provided by (used for) operating activities
   Net income                                            $  12,300    $  14,123    $  14,538
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Deferred income taxes                                  (4,040)      (2,269)      (6,422)
     Deferred income taxes transferred to
       automotive solutions                                  5,514        2,866        2,647
     Changes in receivables, other assets
       and other liabilities                                 4,936        4,737        3,256
                                                         ---------    ---------    ---------
Net cash provided by operating activities                $  18,710    $  19,457    $  14,019
                                                         =========    =========    =========

11.  SEGMENT REPORTING

The company is organized into four segments for reporting purposes.

The Software Solutions segment provides integrated computer systems products and related services. Products include integrated software packages, computer hardware and installation of hardware and software. Services include customer training, hardware maintenance and software support.

The Transformation Solutions segment provides specialized training, Web services and customer relationship management products and services as well as consulting services.

The Documents segment manufactures and distributes printed business forms to automotive retailers.

The Financial Services segment provides financing services, principally for sales of the company's computer systems.

Total assets were not allocated by segment except for Financial Services' assets. Investments in equity method investees and capital expenditures were not allocated by segment. Depreciation and amortization were reflected in determining segment operating income; however, it is not practicable to present this information by segment.

OPERATING SEGMENTS

                                            2003           2002          2001
----------------------------------------------------------------------------------
Net sales and revenues
   Software solutions
     Computer services                   $   501,562    $   468,584    $   431,370
     Computer systems products               164,624        145,299        169,125
                                         -----------    -----------    -----------
     Total software solutions                666,186        613,883        600,495
   Transformation solutions                  131,288        153,268        174,546
   Documents                                 174,239        183,523        187,053
   Financial services                         36,532         41,709         41,918
                                         -----------    -----------    -----------
   Total net sales and revenues          $ 1,008,245    $   992,383    $ 1,004,012
                                         ===========    ===========    ===========

Operating income (loss)
   Software solutions                    $   162,041    $   126,325    $   119,633
   Transformation solutions                  (25,234)        (8,066)       (11,347)
   Documents                                  32,551         37,277         39,791
   Financial services                         20,721         22,991         23,655
                                         -----------    -----------    -----------
   Total operating income                $   190,079    $   178,527    $   171,732
                                         ===========    ===========    ===========

Assets
   Automotive solutions                  $   728,560    $   729,560    $   732,073
   Financial services                        395,495        407,605        422,334
                                         -----------    -----------    -----------
   Total assets                          $ 1,124,055    $ 1,137,165    $ 1,154,407
                                         ===========    ===========    ===========

Investments in equity method investees   $     5,376    $     8,270    $    20,531
Capital expenditures                          57,810         37,067         51,383
Depreciation and amortization                 36,237         31,395         49,901

GEOGRAPHIC AREAS

The company provides integrated computer systems products and services and manufactures and distributes printed business forms primarily in the United States.

                                         2003          2002           2001
-----------------------------------------------------------------------------
United States
    Net sales and revenues              943,769    $   937,275    $   937,956
    Long-lived assets                   414,464        377,168        420,906

International
    Net sales and revenues               72,879         61,361         75,352
    Long-lived assets                     4,913          3,118          3,424

Elimination of intersegment sales        (8,403)        (6,253)        (9,296)

Totals
    Net sales and revenues            1,008,245        992,383      1,004,012
    Long-lived assets                   419,377        380,286        424,330

12.  CONTINGENCIES

The U.S. Environmental Protection Agency (EPA) had designated the company as one of a number of potentially responsible parties (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) at an environmental remediation site. The EPA contended that any company linked to a CERCLA site is potentially liable for all response costs under the legal doctrine of joint and several liability. This environmental remediation site involved a municipal waste disposal facility owned and operated by four municipalities. The company joined a PRP coalition and shared remedial investigation and feasibility study costs with other PRPs. On May 7, 2003, a consent decree was entered in the United States District of Connecticut (U.S. v. Regional Refuse Disposal District, et al) pursuant to which the company paid $244 on May 14, 2003. The company believes that any further involvement in the remediation will be minimal and will not have a material adverse effect on the financial statements.

In 2000, the company was named a defendant in a cost recovery lawsuit filed by a PRP coalition in the United States District Court for Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court has ordered the parties to participate in non-binding mediation. The company believes that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the company to disclose contingent obligations under certain guarantees in both interim and annual financial statements. In fiscal year 2000, the company sold the net assets of its Information Solutions segment to the Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. As of September 30, 2003, this contingent liability totaled $2,651. The majority of these leases expire during 2003 and 2004. Also in connection with the sale of these operations to the Carlyle Group, the company secured a standby letter of credit, which expires in 2007. The company is contingently liable for a portion of long-term debt secured by a Relizon facility in Canada. As of September 30, 2003, the unamortized balance on this letter of credit was $1,678.

13. ACCOUNTING CHANGE

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead, tested for impairment at least annually. The statement also requires recognized intangible assets with finite useful lives to be amortized over their useful lives and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The company elected to adopt the provisions of SFAS No. 142 effective October 1, 2001. Accordingly, goodwill has not been amortized in the financial statements for the periods ended September 30, 2003 and September 30, 2002. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During the quarter ended December 31, 2001, the company subsumed into goodwill $54,531 of intangible assets representing assembled workforce and a noncontractual customer relationship, that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

SFAS No. 142 also requires that goodwill be tested for impairment, initially upon adoption (as of October 1, 2001), and thereafter at least annually. During the second quarter of fiscal year 2002, the company completed the goodwill impairment test and recorded impairment losses of $36,563 ($60,938 net of income tax benefits of $24,375). These impairment losses were recorded effective October 1, 2001, as the cumulative effect of the accounting change on the consolidated statements of income. The company divided its four reporting segments into eight reporting units for purposes of applying the provisions of this pronouncement. For each reporting unit a fair value was determined based primarily on the present value of discounted future cash flows. Other methods were considered to validate this valuation method. Where initial impairment was indicated, the company hired an outside appraisal firm to determine the fair value and allocate this fair value among assets and liabilities. Based on this analysis, two reporting units within the Transformation Solutions reporting segment incurred impairment losses. Reynolds Consulting Services, acquired in fiscal year 2000 as part of the HAC Group business combination, recorded an impairment loss of $33,515 ($55,858 net of income tax benefits of $22,343). The company also recorded an impairment loss of $3,048 ($5,080 net of income tax benefits of $2,032) related to its Campaign Management Services reporting unit. These impairment losses occurred because of discounting future cash flows to determine the fair value of the reporting units. Under previous accounting standards, future cash flows were not discounted in determining if impairment existed.

The company performed its annual goodwill impairment test as of July 31, 2002 and 2003, using a consistent methodology with the initial impairment tests. In 2003, the company identified and recorded an impairment loss of $302 within the Transformation Solutions reporting segment, related to BoatVentures.com. This impairment loss resulted from a decline in estimated future discounted cash flows from those originally forecasted at the time of acquisition.

ACQUIRED INTANGIBLE ASSETS

                                                                                           Useful
                                                                 Gross     Accumulated      Life
                                                                 Amount    Amortization    (years)
                                                                ----------------------------------
AS OF SEPTEMBER 30, 2003
Amortized intangible assets
   Contractual customer relationship                             $33,100     $ 5,655          20
   Customer contract                                              17,700      16,493        3.67
   Trademarks                                                      5,900       1,008          20
   Other                                                           6,449       2,262        2-15
                                                                 -------     -------
   Total                                                         $63,149     $25,418
                                                                 =======     =======

As of September 30, 2002
Amortized intangible assets
   Contractual customer relationship                             $33,100     $ 4,000          20
   Customer contract                                              17,700      11,666        3.67
   Trademarks                                                      5,900         713          20
   Other                                                           6,889       2,844        3-10
                                                                 -------     -------
   Total                                                         $63,589     $19,223
                                                                 =======     =======

Aggregate amortization expense was $7,233 in 2003, $7,021 in 2002 and $11,142 in 2001. As of September 30, 2003, estimated annual amortization expense was $3,537 in 2004, $2,300 in 2005, $2,300 in 2006, $2,300 in 2007 and $2,300 in 2008.

GOODWILL

                                          Software    Transformation
                                         Solutions       Solutions     Documents   Totals
                                         ---------       ---------     ---------   ------
Balances as of September 30, 2001         $ 10,412         $ 21,374    $  2,877   $ 34,663
Intangible assets subsumed
   Noncontractual customer relationship                      47,376                 47,376
   Assembled workforce                                        7,155                  7,155
Cumulative effect of accounting change                      (60,938)               (60,938)
Business combinations                                           743                    743
                                          --------         --------    --------   --------
Balances as of September 30, 2002           10,412           15,710       2,877     28,999
Business combinations                                        13,031                 13,031
Impairment loss                                                (302)                  (302)
                                          --------         --------    --------   --------
Balance as of September 30, 2003          $ 10,412         $ 28,439    $  2,877   $ 41,728
                                          ========         ========    ========   ========

Prior to the adoption of SFAS No. 142, the excess of cost over net assets of companies acquired was recorded as goodwill and had been amortized on a straight-line basis over five to twenty years. Amortization expense was $7,122 in 2001. At September 30, 2003 and 2002, accumulated amortization was $53,812 and $53,760, respectively.

PRO FORMA INCOME FROM CONTINUING OPERATIONS

The table below presents the pro forma effect on net income and earnings per share from the adoption of SFAS No. 142.

                                                          2003        2002       2001
--------------------------------------------------------------------------------------
Income from continuing operations, as reported          $119,017   $115,552   $ 97,934
Goodwill amortization, net of taxes                                              8,359
Subsumed intangible assets amortization, net of taxes                            2,619
                                                        --------   --------   --------
Pro forma income from continuing operations             $119,017   $115,552   $108,912
                                                        ========  =========   ========

Basic Earnings per Common Share
    Income from continuing operations, as reported      $   1.74   $   1.63   $   1.34
    Pro forma income from continuing operations         $   1.74   $   1.63   $   1.49

Diluted Earnings per Common Share
    Income from continuing operations, as reported      $   1.69   $   1.58   $   1.31
    Pro forma income from continuing operations         $   1.69   $   1.58   $   1.45

14. ACCOUNTING STANDARDS

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after which an enterprise holds a variable interest that it acquired before February 1, 2003. On July 1, 2003, the company purchased an office building, leased from a nonconsolidated trust discussed in Note 1 to the Consolidated Financial Statements, for cash of $28,800 and terminated the lease agreement. The company has no other variable interest entities.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amended and clarified financial accounting and reporting for derivative instruments and hedging activities. The provisions of this statement were effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material effect on the company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments be classified as either a liability or an asset, instead of equity, on the balance sheet. The provisions of this statement were effective for the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material effect on the company's financial statements.

15.  SUBSEQUENT EVENTS

In October 2003, the company purchased the outstanding shares of Incadea AG, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, has annual revenues of about $6,000. The purchase price of about $7,000 was paid with cash from existing balances.

In October 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, has annual revenues of about $5,000. The purchase price of about $8,000 was paid with cash from existing balances.

Effective October 1, 2003, the company elected to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and begin recognizing stock option expense in the Statements of Consolidated Income. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company has elected the retroactive restatement method which requires that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 31, 1994. Accordingly, the company is currently assessing the impact this will have on the company's Consolidated Financial Statements and will restate all periods beginning in fiscal year 2004. See pro forma earnings effects in Note 1 to the Consolidated Financial Statements.

On October 2, 2003, the company announced the consolidation of its automotive forms manufacturing facility located in Grand Prairie, Texas, into the company's Celina, Ohio facility. The 76 employees located in Texas will be offered the opportunity to accept a position in the Ohio facility. Those not accepting positions in Ohio will be offered severance and outplacement services. The company also eliminated additional positions in technology, administration and forms sales bringing the total number of reductions to about 200. The company estimates that costs for severance, outplacement, relocation and other plant consolidation efforts will total about $8,000 or $.07 per share in the first quarter of fiscal year 2004.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          First          Second            Third          Fourth
                                                         Quarter         Quarter          Quarter        Quarter
----------------------------------------------------------------------------------------------------------------
2003
Net sales and revenues                                  $246,648        $255,099         $ 250,405      $256,093

Gross profit                                            $139,311        $142,078         $ 140,069      $143,206

Income from continuing operations                       $ 28,248        $ 29,527         $  28,249      $ 32,993
Basic earnings per common share                         $    .41        $    .43         $     .41      $    .48
Diluted earnings per common share                       $    .40        $    .42         $     .40      $    .47

Net income (loss)                                       $ 28,248        $ 29,527         $  28,249      $ 32,993
Basic earnings (loss) per common share                  $    .41        $    .43         $     .41      $    .48
Diluted earnings per common share                       $    .40        $    .42         $     .40      $    .47
Cash dividends declared per share
Class A common                                          $    .11        $    .11         $     .11      $    .11
Class B common                                          $  .0055        $  .0055         $   .0055      $  .0055
Closing market prices of Class A common shares
High                                                    $  27.27        $  26.90         $   29.90      $  29.88
Low                                                     $  19.90        $  22.99         $   25.41      $  26.87

2002
Net sales and revenues                                  $240,109        $245,002         $ 250,568      $256,704

Gross profit                                            $140,603        $141,701         $ 148,208      $148,135

Income from continuing operations                       $ 25,400        $ 29,067         $  30,233      $ 30,852
Basic earnings per common share                         $    .36        $    .41         $     .43      $    .44
Diluted earnings per common share                       $    .35        $    .39         $     .41      $    .43

Net income (loss)                                      ($ 11,163)       $ 29,067         $  30,233      $ 30,852
Basic earnings (loss) per common share                 ($    .16)       $    .41         $     .43      $    .44
Diluted earnings (loss) per common share               ($    .15)       $    .39         $     .41      $    .43

Cash dividends declared per share
Class A common                                          $    .11        $    .11         $     .11      $    .11
Class B common                                          $  .0055        $  .0055         $   .0055      $  .0055

Closing market prices of Class A common shares
High                                                    $  25.94        $  31.55         $   30.57      $  27.33
Low                                                     $  22.55        $  24.03         $   27.95      $  22.30

(1) Effective October 1, 2001, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and reduced income by $36,563 for the cumulative effect of the accounting change.

                               VALUATION ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

                             (Dollars in Thousands)

Column A                                                         Column B          Column C               Column D        Column E
                                                                              -----Additions----     -----Deductions---

                                                                 Balance      Charged
                                                                   at         to Costs                 Write-offs          Balance
                                                                Beginning       and       Other         Net of             At End
Description                                                      of Year      Expenses     (a)         Recoveries          of Year

Valuation Accounts - Deducted From Assets to Which They Apply

AUTOMOTIVE SOLUTIONS
Reserves for accounts receivable:
    Year ended September 30, 2003                                $ 4,902       $ 4,399    $  213       $ 4,261             $ 5,253
    Year ended September 30, 2002                                $ 3,662       $ 6,363   ($  538)      $ 4,585             $ 4,902
    Year ended September 30, 2001                                $ 2,324       $ 5,340   ($  978)      $ 3,024             $ 3,662

Reserves for credit memos:
    Year ended September 30, 2003                                $10,321       $ 1,362    $  173       $   165             $11,691
    Year ended September 30, 2002                                $ 6,724       $ 3,814   ($    7)      $   210             $10,321
    Year ended September 30, 2001                                $ 6,850       $   300   ($   26)      $   400             $ 6,724

Reserves for inventory:
    Year ended September 30, 2003                                $ 1,320       $ 1,222    $   19       $   896             $ 1,665
    Year ended September 30, 2002                                $   970       $ 1,965    $  110       $ 1,725             $ 1,320
    Year ended September 30, 2001                                $ 1,644       $    77   ($    8)      $   743             $   970

FINANCIAL SERVICES
Reserves for finance receivables:
    Year ended September 30, 2003                                $ 6,184       $ 3,765    $  566       $ 3,810             $ 6,705
    Year ended September 30, 2002                                $ 5,956       $ 4,450    $  533       $ 4,755             $ 6,184
    Year ended September 30, 2001                                $ 5,846       $ 2,500    $  493       $ 2,883             $ 5,956

(a) Includes adjustments from translation of foreign currency to United States dollars, the effects of acquisitions of businesses and transfers between reserves.