Form 10-Q
period 2003-12-31
REYNOLDS & REYNOLDS CO
filed 2004-02-13
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2003

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

                                 (937) 485-2000
                                 (Telephone No.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

On December 31, 2003, 66,107,235 Class A common shares and 15,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Consolidated Income
         For the Three Months Ended December 31, 2003 and 2002                             3

         Condensed Consolidated Balance Sheets
         As of December 31, 2003 and September 30, 2003                                    4

         Condensed Statements of Consolidated Cash Flows
         For the Three Months Ended December 31, 2003 and 2002                             5

         Notes to Condensed Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         For the Three Months Ended December 31, 2003 and 2002                            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       17
         (See the caption entitled "Market Risks" included in the Management's
         Discussion and Analysis of Financial Condition and Results of Operations)

Item 4.  Controls and Procedures                                                          18

PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                            19

SIGNATURES                                                                                20

                       THE REYNOLDS AND REYNOLDS COMPANY
                       STATEMENTS OF CONSOLIDATED INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                      (In thousands except per share data)

                                                              Three Months
                                                          2003           2002
                                                        ---------     ---------
Net Sales and Revenues
    Software Solutions                                  $ 142,506     $ 136,319
    Services                                               57,809        60,061
    Documents                                              39,688        40,628
    Financial services                                      8,400         9,640
                                                        ---------     ---------
    Total net sales and revenues                          248,403       246,648
                                                        ---------     ---------

Cost of Sales
    Software Solutions                                     45,011        43,593
    Services                                               43,080        44,732
    Documents                                              19,808        17,935
    Financial services                                      1,917         2,534
                                                        ---------     ---------
    Total cost of sales                                   109,816       108,794
                                                        ---------     ---------

Gross Profit                                              138,587       137,854

Selling, General and Administrative Expenses              102,628        95,997
                                                        ---------     ---------

Operating Income                                           35,959        41,857
                                                        ---------     ---------

Other Charges (Income)
    Interest expense                                        1,340         1,521
    Interest income                                          (657)         (871)
    Other                                                    (948)         (996)
                                                        ---------     ---------
    Total other charges (income)                             (265)         (346)
                                                        ---------     ---------

Income Before Income Taxes                                 36,224        42,203
Provision for Income Taxes                                 12,402        16,630
                                                        ---------     ---------
Net Income                                              $  23,822     $  25,573
                                                        =========     =========

Basic Earnings Per Common Share
    Net Income                                          $    0.35     $    0.37
    Average Number of Common Shares Outstanding            67,243        69,188

Diluted Earnings Per Common Share
    Net Income                                          $    0.34     $    0.36
    Average Number of Common Shares Outstanding            69,446        70,962

Cash Dividends Declared Per Common Share                $    0.11     $    0.11

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2003
                                 (In thousands)

                                                                   12/31/03        9/30/03
                                                                  -----------    -----------
AUTOMOTIVE SOLUTIONS ASSETS

Current Assets
    Cash and equivalents                                          $   125,106    $   105,829
    Accounts receivable                                               116,836        118,694
    Other accounts receivable                                          12,583         21,063
    Inventories                                                        14,621         12,432
    Other current assets                                               36,450         31,673
                                                                  -----------    -----------
    Total current assets                                              305,596        289,691
Property, Plant and Equipment, less accumulated depreciation of
    $126,686 at 12/31/03 and $156,674 at 9/30/03                      183,810        184,691
Goodwill                                                               50,127         41,728
Software Licensed to Customers                                         99,105         94,472
Acquired Intangible Assets                                             37,505         37,731
Other Assets                                                           93,841         98,029
                                                                  -----------    -----------
Total Automotive Solutions Assets                                     769,984        746,342
                                                                  -----------    -----------

FINANCIAL SERVICES ASSETS

Cash                                                                      565            722
Finance Receivables                                                   384,459        394,292
Other Assets                                                              513            480
                                                                  -----------    -----------
Total Financial Services Assets                                       385,537        395,494
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 1,155,521    $ 1,141,836
                                                                  ===========    ===========

AUTOMOTIVE SOLUTIONS LIABILITIES

Current Liabilities
    Accounts payable                                              $    40,742    $    45,917
    Accrued liabilities                                                78,634         64,162
    Deferred revenues                                                  31,606         33,704
                                                                  -----------    -----------
    Total current liabilities                                         150,982        143,783
Long-Term Debt                                                        105,524        106,912
Other Liabilities                                                     122,611        118,452
                                                                  -----------    -----------
Total Automotive Solutions Liabilities                                379,117        369,147
                                                                  -----------    -----------

FINANCIAL SERVICES LIABILITIES

Notes Payable                                                         200,137        198,768
Other Liabilities                                                     100,767         99,010
                                                                  -----------    -----------
Total Financial Services Liabilities                                  300,904        297,778
                                                                  -----------    -----------

SHAREHOLDERS' EQUITY

Capital Stock                                                         312,300        299,779
Accumulated Other Comprehensive Losses                                (29,844)       (32,446)
Retained Earnings                                                     193,044        207,578
                                                                  -----------    -----------
Total Shareholders' Equity                                            475,500        474,911
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,155,521    $ 1,141,836
                                                                  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                 (In thousands)

                                                           2003          2002
                                                         ---------    ---------
AUTOMOTIVE SOLUTIONS

Cash Flows Provided By Operating Activities              $  56,570    $   8,790
                                                         ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                  (11,625)     (11,666)
    Capital expenditures                                   (18,115)      (9,505)
    Net proceeds from asset sales                            9,727          145
    Capitalization of software licensed to customers                     (5,079)
    Repayments from Financial Services                       8,176        4,973
                                                         ---------    ---------
    Net cash flows used for investing activities           (11,837)     (21,132)
                                                         ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Principal payments on debt                              (5,275)      (6,061)
    Capital stock issued                                    13,702        6,648
    Capital stock repurchased                              (36,007)     (40,910)
                                                         ---------    ---------
    Net cash flows used for financing activities           (27,580)     (40,323)
                                                         ---------    ---------

Effect of Exchange Rate Changes on Cash                      2,124          115
                                                         ---------    ---------

Increase (Decrease) in Cash and Equivalents                 19,277      (52,550)
Cash and Equivalents, Beginning of Period                  105,829      155,295
                                                         ---------    ---------
Cash and Equivalents, End of Period                      $ 125,106    $ 102,745
                                                         =========    =========

FINANCIAL SERVICES

Cash Flows Provided By Operating Activities              $   5,548    $   6,681
                                                         ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                         (36,696)     (36,217)
    Collections on finance receivables                      37,798       42,152
                                                         ---------    ---------
    Net cash flows provided by investing activities          1,102        5,935
                                                         ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                    5,399
    Principal payments on debt                              (4,030)      (7,085)
    Repayments to Automotive Solutions                      (8,176)      (4,973)
                                                         ---------    ---------
    Net cash flows used for financing activities            (6,807)     (12,058)
                                                         ---------    ---------

Increase (Decrease) in Cash and Equivalents                   (157)         558
Cash and Equivalents, Beginning of Period                      722          635
                                                         ---------    ---------
Cash and Equivalents, End of Period                      $     565    $   1,193
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of September 30, 2003 is condensed financial information taken from the annual audited financial statements, as restated. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented.

(2) INVENTORIES

                                        12/31/03       9/30/03
                                        --------       -------
Finished products                       $ 13,836       $11,921
Work in process                              447           295
Raw materials                                338           216
                                        --------       -------
Total inventories                       $ 14,621       $12,432
                                        ========       =======

(3) REORGANIZATION COSTS

On October 2, 2003, the company announced the consolidation of its automotive Documents printing plant, located in Grand Prairie, Texas, into the company's Celina, Ohio manufacturing facility. All employees located in Texas were offered the opportunity to accept a position in the Ohio facility. Those not accepting positions in Ohio were offered severance and outplacement services. Grand Prairie documents production ceased in December 2003 and the company eliminated 73 positions. During the first quarter of fiscal year 2004, the company also reorganized the Documents sales force, eliminating 37 positions, and eliminated 108 additional positions in Software Solutions development, Services and administration.

The company had previously estimated that costs for severance, outplacement, relocation and other plant consolidation efforts would total about $8,000 before taxes or $.07 per share after taxes in the first quarter of fiscal year 2004. During the first quarter of fiscal year 2004, the company incurred expense of $6,246 before taxes ($3,785 or $.05 per share after taxes) and eliminated 218 positions. The company estimates the remainder of the estimated expenses, primarily employee termination benefits, will be incurred in the second quarter of fiscal year 2004 as remaining positions are eliminated.

The table below summarizes the reorganization costs recognized and payments made by the company through December 31, 2003.

                                           Software
                                           Solutions    Services    Documents     Total
                                           ---------    --------    ---------    --------
Cost of Sales
     Employee termination benefits         $      43    $     13    $     710    $    766
     Other direct expenses                                                594         594
                                           ---------    --------    ---------    --------
    Total cost of sales                           43          13        1,304       1,360
                                           ---------    --------    ---------    --------
SG&A Expenses
     Employee termination benefits             1,432         974        1,072       3,478
     Lease obligations                           378         244            9         631
     Other direct expenses                       185         127          465         777
                                           ---------    --------    ---------    --------
     Total SG&A expenses                       1,995       1,345        1,546       4,886
                                           ---------    --------    ---------    --------
Total Reorganization Costs                     2,038       1,358        2,850       6,246
Payments 10/1/03 - 12/31/03                     (845)     (1,123)      (1,532)    ( 3,500)
                                           ---------    --------    ---------    --------
Accrued Reorganization Costs at 12/31/03   $   1,193    $    235    $   1,318    $  2,746
                                           =========    ========    =========    ========

(4) BUSINESS COMBINATIONS

In October 2003, the company purchased all of the outstanding shares of Incadea AG, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, had annual revenues of about $6,000. The purchase price of $6,181 was paid with cash from existing balances. During the first quarter of fiscal year 2004, the company also repaid $5,046 of debt assumed in the purchase of Incadea AG. The results of Incadea's operations have been included in the company's financial statements since the acquisition. At December 31, 2003, the company has recorded goodwill of $5,999 based on a preliminary allocation of the purchase price. The company has engaged an independent appraisal firm to determine fair values of intangible assets.

In October 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,444 was paid with cash from existing balances. The results of Third Coast Media's operations have been included in the company's financial statements since the acquisition. At December 31, 2003, the company has recorded goodwill of $2,400 based on a preliminary allocation of the purchase price. The company has engaged an independent appraisal firm to determine fair values of intangible assets. Under terms of the purchase agreement, the company may be required to make additional payments over the next three years of up to $2,300, contingent on the achievement of certain operating results of the business purchased.

(5)  GOODWILL AND ACQUIRED INTANGIBLE ASSETS

GOODWILL

                                    Software
                                    Solutions   Services   Documents    Totals
                                    ---------   --------   ---------   -------
Balances as of September 30, 2003   $  22,217   $ 16,634   $   2,877   $41,728
Business Combinations                   8,399                            8,399
                                    ---------   --------   ---------   -------
Balances as of December 31, 2003    $  30,616   $ 16,634   $   2,877   $50,127
                                    =========   ========   =========   =======

ACQUIRED INTANGIBLE ASSETS

                                                      Gross         Accumulated       Useful Life
                                                     Amount         Amortization        (years)
                                                     -------        ------------      -----------
AS OF DECEMBER 31, 2003
Amortized intangible assets
    Contractual customer relationship                $33,100        $      6,068          20
    Trademarks                                         6,257               1,082         6-20
    Other                                              7,790               2,502         2-15
                                                     -------        ------------
    Total                                            $47,157        $      9,652
                                                     =======        ============

AS OF SEPTEMBER 30, 2003
Amortized intangible assets
    Contractual customer relationship                $33,100        $      5,655          20
    Customer contract                                 17,700              16,493         3.67
    Trademarks                                         5,900               1,008          20
    Other                                              6,449               2,262         3-10
                                                     -------        ------------
    Total                                            $63,149        $     25,418
                                                     =======        ============

Aggregate amortization expense was $1,917 for the three months ended December 31, 2003. Estimated amortization expense for the years ended September 30, is $3,537 in 2004, $2,300 in 2005, $2,300 in 2006, $2,300 in 2007 and $2,300 in
2008.

(6) FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

As of December 31, 2003, the company had outstanding interest rate swap agreements with notional amounts of $100,000. These interest rate swap agreements were designated as fair value hedges. The fair value of the company's fair value derivative instruments was $5,669 at December 31, 2003 and $7,069 at September 30, 2003 and was included in Automotive Solutions' other assets on the condensed consolidated balance sheet. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in income. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

FINANCIAL SERVICES

On January 22, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. The securitization allows borrowings, up to the $100,000 limit with interest payable on a variable rate basis. This loan funding agreement is renewable annually through January 23, 2006. As of December 31, 2003, Reyna Funding, L.L.C. had outstanding borrowings of $100,000 under this arrangement.

As of December 31, 2003, Reyna Funding, L.L.C. had outstanding interest rate swap agreements with notional amounts of $100,000 and Reyna Capital Corporation had outstanding interest rate swap agreements with notional amounts of $12,750. These interest rate swap agreements were designated as cash flow hedges. The fair value of the company's cash flow derivative instruments was a $1,587 liability at December 31, 2003, and a $2,422 liability at September 30, 2003, and was included in Financial Services' other liabilities on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented were recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value of cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2004, the company expects the amounts to be reclassified from other comprehensive income into earnings to be immaterial to the financial statements.

(7) COMPREHENSIVE INCOME

                                                  THREE MONTHS
                                                 2003      2002
                                               -------   -------
Net income                                     $23,822   $25,573
Foreign currency translation adjustment          2,124       115
Net unrealized gains on derivative contracts       478       166
                                               -------   -------
Comprehensive income                           $26,424   $25,854
                                               =======   =======

(8) CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                                         THREE MONTHS
                                                                       2003        2002
                                                                     --------    --------
AUTOMOTIVE SOLUTIONS

Net Income                                                           $ 20,857    $ 22,037
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Depreciation and amortization                                      11,968       8,662
    Stock-based compensation expense                                    2,616       3,976
    Deferred income taxes                                              (2,147)         27
    Deferred income taxes transferred to (from) Financial Services        322         (94)
    Losses on sales of assets                                             622         347
    Changes in operating assets and liabilities
        Accounts receivable                                            19,962       6,819
        Inventories                                                    (2,189)     (3,516)
        Prepaid expenses and other current assets                      (2,441)     (1,042)
        Intangible and other assets                                     4,237         943
        Accounts payable                                               (7,112)     (6,914)
        Accrued liabilities                                             5,813     (24,173)
        Other liabilities                                               4,062       1,718
                                                                     --------    --------
Net Cash Provided by Operating Activities                            $ 56,570    $  8,790
                                                                     ========    ========

FINANCIAL SERVICES

Net Income                                                           $  2,965    $  3,536
Deferred Income Taxes                                                   4,005         207
Deferred Income Taxes Transferred  to (from) Automotive Solutions        (322)         94
Changes in Receivables, Other Assets and Other Liabilities             (1,100)      2,844
                                                                     --------    --------
Net Cash Provided by Operating Activities                            $  5,548    $  6,681
                                                                     ========    ========

(9) BUSINESS SEGMENTS

During the first quarter of fiscal year 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. Prior year financial results were restated, to the extent possible, to reflect financial results consistent with the current year.

The Software Solutions segment provides computer solutions including computer hardware, integrated software packages, software enhancements and related support.

The Services segment includes installation and maintenance of computer hardware, software training and consulting services.

The Documents segment manufactures and distributes printed business forms primarily to automotive retailers.

The Financial Services segment provides financing, principally for sales of the company's computer solutions and services, through the company's wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding, L.L.C. and a similar operation in Canada.

                                                           THREE MONTHS
                                                       2003           2002
                                                    -----------    -----------
NET SALES AND REVENUES

Software Solutions                                  $   142,506    $   136,319
Services                                                 57,809         60,061
Documents                                                39,688         40,628
Financial Services                                        8,400          9,640
                                                    -----------    -----------
Total Net Sales and Revenues                        $   248,403    $   246,648
                                                    ===========    ===========

OPERATING INCOME (LOSS)

Software Solutions                                  $    38,869    $    35,630
Services                                                (11,061)        (6,511)
Documents                                                 3,266          6,879
Financial Services                                        4,885          5,859
                                                    -----------    -----------
Total Operating Income                              $    35,959    $    41,857
                                                    ===========    ===========

                                                     12/31/03        9/30/03
                                                    -----------    -----------
ASSETS

Automotive Solutions                                $   769,984    $   746,342
Financial Services                                      385,537        395,494
                                                    -----------    -----------
Total Assets                                        $ 1,155,521    $ 1,141,836
                                                    ===========    ===========

(10)  CONTINGENCIES

In 2000, the company was named one of many defendants in a cost recovery lawsuit filed by a Potentially Responsible Party (PRP) coalition in the United States District Court for Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court has ordered the parties to participate in non-binding mediation. The company believes that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the company to disclose contingent obligations under certain guarantees in both interim and annual financial statements. In fiscal year 2000, the company sold the net assets of its Information Solutions segment to The Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. As of December 31, 2003, this contingent liability totaled $1,932. The majority of these leases expire in 2004. Also in connection with the sale of these operations to The Carlyle Group, the company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and matures in 2007. In connection with this contingent liability, the company secured a standby letter of credit which expires in 2007. As of December 31, 2003, the unamortized balance on this letter of credit was $1,696.

(11)  ACCOUNTING CHANGE

Effective October 1, 2003, the company elected to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Accordingly, prior year financial statements have been restated to reflect the adoption of SFAS No. 123. For the three months ended December 31, 2002, income before income taxes was reduced by $3,904, the provision for income taxes was decreased by $1,229 and net income was reduced by $2,675 (or $.04 per share). As of September 30, 2003, deferred income tax assets were increased by $17,781, capital stock was increased by $38,538 and retained earnings were reduced by $20,757.

(12)  ACCOUNTING STANDARDS

In January 2004, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position SFAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This statement permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") until authoritative guidance on accounting for the federal subsidy is issued or until certain other events occur. The company has not determined whether it would need to amend its postretirement benefit plan in order to benefit from the new legislation. The company has elected to defer recognizing the effects of the Act until authoritative accounting guidance is issued. Accordingly, the consolidated financial statements do not reflect the effect of the Act, if any. Authoritative guidance, when issued, could require the company to change previously reported information.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement plans. The provisions of this statement are effective for the first interim period beginning after December 15, 2003. Accordingly, the company will follow these disclosure requirements for the quarter ended March 31, 2004.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                (In thousands except employee and per share data)

SIGNIFICANT EVENTS

ACCOUNTING CHANGE

Effective October 1, 2003, the company elected to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Accordingly, prior year financial statements have been restated to reflect the adoption of SFAS No. 123. See Note 11 to the Condensed Consolidated Financial Statements for additional disclosures about this accounting change.

BUSINESS SEGMENTS

During the first quarter of fiscal year 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. Prior year financial results were restated to the extent possible to reflect financial results consistent with the current year. See Note 9 to the Condensed Consolidated Financial Statements for additional disclosures regarding business segments.

REORGANIZATION COSTS

On October 2, 2003, the company announced the consolidation of its automotive Documents printing plant, located in Grand Prairie, Texas, into the company's Celina, Ohio manufacturing facility. All employees located in Texas were offered the opportunity to accept a position in the Ohio facility. Those not accepting positions in Ohio were offered severance and outplacement services. Grand Prairie document production operations ceased in December 2003 and 73 positions were eliminated. During the first quarter of fiscal year 2004, the company also reorganized the Documents sales force, eliminating 37 positions, and eliminated 108 additional positions in Software Solutions development, Services and administration.

The company had previously estimated that costs for severance, outplacement, relocation and other plant consolidation efforts would total about $8,000 before taxes or $.07 per share after taxes in the first quarter of fiscal year 2004. During the first quarter of fiscal year 2004, the company incurred expense of $6,246 before taxes ($3,785 or $.05 per share after taxes) and eliminated 218 positions. The company estimates the remainder of the estimated expenses, primarily employee termination benefits, will be incurred in the second quarter of fiscal year 2004 as the remaining positions are eliminated. See Note 3 to the Condensed Consolidated Financial Statements for additional disclosure about these reorganization costs.

BUSINESS COMBINATIONS

In October 2003, the company purchased all of the outstanding shares of Incadea AG, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, had annual revenues of about $6,000. The purchase price of $6,181 was paid with cash from existing balances. During the first quarter of fiscal year 2004, the company also repaid $5,046 of debt assumed in the purchase of Incadea AG.

In October 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,444 was paid with cash from existing balances. Under terms of the purchase agreement, the company may be required to make additional payments over the next three years of up to $2,300, contingent on the achievement of certain operating results of the business purchased. See Note 4 to the Condensed Consolidated Financial Statements for more information on business combinations.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

                                 2003           2002       Change    % Change
                             -----------    -----------    -------   ---------
Net sales and revenues       $   248,403    $   246,648    $ 1,755        1%
Gross profit                 $   138,587    $   137,854    $   733        1%
    % of revenues                   55.8%          55.9%
SG&A expenses                $   102,628    $    95,997    $ 6,631        7%
    % of revenues                   41.3%          38.9%
Operating income             $    35,959    $    41,857   ($ 5,898)     -14%
    % of revenues                   14.5%          17.0%
Net income                   $    23,822    $    25,573   ($ 1,751)      -7%
Basic earnings per share     $      0.35    $      0.37   ($  0.02)      -5%
Diluted earnings per share   $      0.34    $      0.36   ($  0.02)      -6%

Consolidated net sales and revenues grew slightly in the first quarter of fiscal year 2004 with Software Solutions, the company's largest segment, increasing revenues 5%. This increase in revenues was partially offset by revenue declines in the three smaller segments, Services, Documents and Financial Services. The backlog of new orders for Software Solutions and Services computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $47,000 at December 31, 2003, compared to $65,000 at September 30, 2003. Gross profit increased slightly as higher Software Solutions recurring revenues overcame higher software amortization expenses for Reynolds Generations Series Suite and Documents plant consolidation expenses. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these reorganization costs. SG&A expenses exceeded last year primarily because of $4,886 of reorganization and plant consolidation expenses. Excluding these reorganization and plant consolidation expenses, SG&A expenses were $97,742, an increase of $1,745 or 2%. This increase resulted from higher research and development expenses as no software development costs were capitalized in the first quarter of fiscal year 2004. Research and development costs were approximately $21,000 in the first quarter of fiscal year 2004, versus $18,000 last year. Operating margin was 14.5% in the first quarter of fiscal year 2004, compared to 17.0% last year. Excluding reorganization and plant consolidation costs of $6,246, operating margin was 17.0% of revenues for the three months ended December 31, 2003.

The effective income tax rate was 34.2% in the first quarter of fiscal year 2004, compared to 39.4% last year. In the first quarter of fiscal year 2004, the tax rate reflected a $1,859 reduction of income taxes, primarily related to Ohio income tax legislation enacted during the quarter ended December 31, 2003. Excluding the $1,859 of tax benefits, the tax rate would have been 39.4%, the same as last year.

SOFTWARE SOLUTIONS

                           2003        2002       Change      % Change
                         --------    --------    --------     --------
Net sales and revenues   $142,506    $136,319    $  6,187          5%
Gross profit             $ 97,495    $ 92,726    $  4,769          5%
    % of revenues            68.4%       68.0%
SG&A expenses            $ 58,626    $ 57,096    $  1,530          3%
    % of revenues            41.1%       41.9%
Operating income         $ 38,869    $ 35,630    $  3,239          9%
    % of revenues            27.3%       26.1%

During the first quarter of fiscal year 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. See Note 9 to the Condensed Consolidated Financial Statements for additional disclosures about segment reporting. Revenues increased over last year in the first quarter as recurring software revenues increased 14% while one-time hardware and software sales declined 17%. Recurring revenues reflected the increased number of software applications supported for ERA(R) dealer management systems, growth in Reynolds Web Solutions which is converting to a recurring revenue model, and the January 2003 addition of Internet Lead Management which resulted from a license agreement between the company and Microsoft Corporation in January 2003. The company also increased sales prices since the first quarter last year to offset inflation. One-time hardware and software sales declined from last year primarily as a result of the transition of Reynolds Web Solutions to a recurring revenue model (last year was still predominately an upfront sale model) and lower sales of ERA dealer management systems and related peripherals. Gross profit increased as a result of the strong growth in higher margin recurring revenues. The margin impact of the growth of recurring revenues more than offset a $3,273 increase in software amortization expenses related to Reynolds Generations Series Suite. SG&A expenses included $1,995 of reorganization costs. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these reorganization costs. Excluding these reorganization costs, SG&A expenses were $56,631 or 39.7% of revenues. SG&A expenses reflect higher research and development expenses as the company did not capitalize any software development costs in the first quarter of fiscal year 2004. SG&A expenses also reflected lower selling expenses, primarily the result of the allocation methodology among reporting segments. Excluding the reorganization costs, operating income was $40,907 or 28.7% of revenues.

SERVICES

                            2003         2002         Change    % Change
                          --------     --------      -------    --------
Net sales and revenues    $ 57,809     $ 60,061     ($ 2,252)       -4%
Gross profit              $ 14,729     $ 15,329     ($   600)       -4%
    % of revenues             25.5%        25.5%
SG&A expenses             $ 25,790     $ 21,840      $ 3,950        18%
    % of revenues             44.6%        36.3%
Operating income (loss)  ($ 11,061)   ($  6,511)    ($ 4,550)
    % of revenues            -19.1%       -10.8%

During the first quarter of fiscal year 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. See Note 9 to the Condensed Consolidated Financial Statements for additional disclosures about segment reporting. Services revenues declined from last year primarily because of lower Campaign Management Services revenues as a result of the loss of a customer in April 2003. Gross profit was consistent with the change in revenues. SG&A expenses included $1,345 of reorganization costs. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these reorganization costs. Excluding the reorganization costs, SG&A expenses were $24,445 or 42.3% and included a higher allocation of selling expenses, primarily the impact of the change in allocation methodology. Additionally the company incurred higher marketing costs associated with Networkcar. Operating losses increased over last year primarily because of higher losses in Networkcar and Campaign Management Services, reorganization costs and the allocation of selling costs, which more than offset improvement in Reynolds Consulting Services operations.

DOCUMENTS

                           2003      2002      Change    % Change
                         -------    -------    -------   --------
Net sales and revenues   $39,688    $40,628    ($  940)     -2%
Gross profit             $19,880    $22,693    ($2,813)    -12%
    % of revenues           50.1%      55.9%
SG&A expenses            $16,614    $15,814     $  800       5%
    % of revenues           41.9%      39.0%
Operating income         $ 3,266    $ 6,879    ($3,613)    -53%
    % of revenues            8.2%      16.9%

Documents sales declined from last year for the three months ended December 31, 2003, primarily because of a decrease in the volume of documents sold. Laser forms revenues increased over last year in the first quarter; however, this increase was more than offset by lower volumes in other product lines. The company expects the volume of documents sold to continue to decline as advances in technology continue. In the first quarter of fiscal year 2004, cost of sales included $1,304 of costs associated with the consolidation of the Grand Prairie, Texas, printing plant into the Celina, Ohio, manufacturing facility. Excluding these plant consolidation costs, gross profit was $21,184 or 53.4% of revenues in the first quarter of fiscal year 2004. In addition to the plant consolidation costs, gross profit declined because of the sales decline and higher material costs as a result of a change in the mix of products sold. SG&A expenses included $1,546 of cost associated with the plant consolidation and reorganizing the sales force. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these reorganization costs. Excluding these plant consolidation and sales reorganization costs, SG&A expenses were $15,068 or 38.0% of revenues. Operating income declined primarily because of plant consolidation and sales reorganization costs. Excluding plant consolidation and sales reorganization costs, operating income was $6,116 or 15.4% of revenues.

FINANCIAL SERVICES

                          2003        2002     Change    % Change
                         -------    -------    -------   --------
Net sales and revenues   $ 8,400    $ 9,640    ($1,240)    -13%
Gross profit             $ 6,483    $ 7,106    ($  623)     -9%
    % of revenues           77.2%      73.7%
SG&A expenses            $ 1,598    $ 1,247     $  351      28%
    % of revenues           19.0%      12.9%
Operating income         $ 4,885    $ 5,859    ($  974)    -17%
    % of revenues           58.2%      60.8%

Financial Services revenues declined from last year for the three months ended December 31, 2003, primarily because of lower average interest rates. First quarter's gross profit declined from last year because of the revenue decline. Interest rate spreads were 4.7% in the first quarter of fiscal year 2004, compared to 5.2% last year. SG&A expenses increased over last year because of higher bad debt expenses. Bad debt expenses were $750 in the first quarter of fiscal year 2004, compared to $315 last year. Overall, operating margins remained strong for this segment.

LIQUIDITY AND CAPITAL RESOURCES

AUTOMOTIVE SOLUTIONS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)

The company's balance of cash and equivalents was $125,106 at December 31, 2003. Cash flows from operating activities were $56,570 during the three months ended December 31, 2003 and resulted primarily from net income, adjusted for non cash charges such as depreciation and amortization. Accounts receivable declined from September 30, 2003, principally because of collections of other accounts receivables. Accounts payable declined from September 30, 2003 because of the timing of payroll tax payments. Cash flows from operating activities were significantly higher last year which was impacted by the timing of various payroll and tax payments. Cash flows used for investing activities included the company's purchases of Third Coast Media and Incadea AG for a combined $11,625. An additional $5,046 of Incadea debt repayments is included in financing activities. Cash flows used for investing activities also included capital expenditures of $18,115, partially offset by proceeds from asset sales of $9,727. Fiscal year 2004 capital expenditures (net of proceeds from asset sales) in the ordinary course of business are anticipated to be about $40,000, including about $20,000 for expansion of an existing office building. See the Shareholders' Equity caption of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS

Financial Services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables primarily for the company's computer systems, used to make scheduled debt repayments and used to make dividend payments to Automotive Solutions.

CAPITALIZATION

The company's ratio of total debt (total Automotive Solutions debt) to capitalization (total Automotive Solutions debt plus shareholders' equity) was 18.2% as of December 31, 2003 and 18.4% as of September 30, 2003. During the first quarter of fiscal year 2004, the company repaid $5,046 of debt assumed in the purchase of Incadea AG. Remaining credit available under committed revolving credit agreements was $93,000 at December 31, 2003. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until needed.

On January 22, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. The securitization allows borrowings, up to the $100,000 limit, with interest payable on a variable rate basis. This loan funding agreement is renewable annually through January 23, 2006. The outstanding borrowings under this arrangement were included with Financial Services notes payable on the Condensed Consolidated Balance Sheets. As of December 31, 2003, the balance outstanding on this facility was $100,000.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables.

As of December 31, 2003, the company could issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year. See Note 6 to the Condensed Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of December 31, 2003, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2003.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the three months ended December 31, 2003, the company repurchased 1,285 Class A common shares for $36,007 ($28.03 per share). As of December 31, 2003, the company could repurchase an additional 6,881 Class A common shares under an existing board of directors' authorization.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The company's Consolidated Financial Statements and Notes to Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements and applying accounting policies requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting policies for the company include revenue recognition, accounting for software licensed to customers, accounting for long-lived assets, accounting for income taxes and accounting for postretirement benefits.

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

POSTRETIREMENT BENEFITS

The company sponsors defined benefit pension plans for most employees. The company also sponsors a defined benefit medical plan and a defined benefit life insurance plan for certain employees. The company's postretirement plans are described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2003. The company accounts for its postretirement benefit plans according to SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These statements require the use of actuarial models that allocate the cost of an employee's benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The company adjusted assumptions used to measure the amount of postretirement benefit expense, reducing the discount rate to 6.0% in fiscal year 2004 from 7.25% in fiscal year 2003 and reducing the expected long-term rate of return on plan assets to 8.25% in fiscal year 2004 from 9.0% in fiscal year 2003. The company is not required to make minimum contributions to its postretirement plans in fiscal year 2004, although the company may elect to make contributions. See the company's annual report on Form 10-K for the fiscal year ended September 30, 2003, for more detail disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations.

MARKET RISKS

INTEREST RATES

The Automotive Solutions portion of the business borrows money primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt, which averaged 3.5% in the first quarter of fiscal year 2004. These interest rate swap agreements were designated as fair value hedges. The company does not use financial instruments for trading purposes.

The Financial Services segment of the business, including Reyna Funding L.L.C., a consolidated affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. During the first quarter of fiscal year 2004, Reyna Funding, L.L.C. entered into $8,337 of interest rate swaps to replace maturing interest rate swaps.

Because fixed rate finance receivables are primarily funded with fixed rate debt or its equivalent (variable rate debt that has been fixed with interest rate swaps), management believes that a one percentage point move in interest rates would not have a material effect on the company's financial statements. See Note 6 to the Condensed Consolidated Financial Statements for additional disclosures regarding the company's debt instruments and interest rate management agreements.

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations, primarily in Canada, which accounted for 8% of net sales and revenues in the first quarter of fiscal year 2004. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At December 31, 2003, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at December 31, 2003, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

ENVIRONMENTAL MATTERS

See Note 10 to the Condensed Consolidated Financial Statements for a discussion of the company's environmental contingencies.

ACCOUNTING STANDARDS

See Note 12 to the Condensed Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.

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

                           PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                          10(iii)(a) Amended and Restated Change of Control
                                     Agreement, dated as of November 11, 2003, between the company and Douglas M. Ventura.

                          10(iii)(b) Amended and Restated Change of Control
                                     Agreement, dated as of November 11, 2003, between the company and Dale L. Medford.

                          31.1       Certification

                          31.2       Certification

                          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 (b)      Reports on Form 8-K

                          On October 3, 2003, the company filed a report on Form 8-K that included the company's October 2, 2003 press release announcing a series of actions to accelerate growth and strengthen the company as a leader in providing software and services to automotive retailers and car companies globally.

                          On November 5, 2003, the company filed a report on Form 8-K that included the financial results for the fourth quarter and fiscal year ended September 30, 2003.

                          On January 7, 2004, the company filed a report on Form 8-K that included the company's presentation materials to be used at an investor conference on January 7, 2004, and an Investor forum on January 8, 2004.

                          On January 21, 2004, the company filed a report on Form 8-K that included the company's January 21, 2004, press release announcing financial results for the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE REYNOLDS AND REYNOLDS COMPANY

Date February 13, 2004                          /s/ Lloyd G. Waterhouse
                                                --------------------------------
                                                Lloyd G. Waterhouse
                                                Chief Executive Officer,
                                                Chairman and President

Date February 13, 2004                          /s/ Dale L. Medford
                                                --------------------------------
                                                Dale L. Medford
                                                Executive Vice President
                                                and Chief Financial Officer