Form 10-Q
period 2004-03-31
REYNOLDS & REYNOLDS CO
filed 2004-05-14
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2004

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

On March 31, 2004, 64,806,893 Class A common shares and 14,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

              Statements of Consolidated Income (unaudited)
              For the Three and Six Months Ended March 31, 2004 and 2003                                 3

              Condensed Consolidated Balance Sheets (unaudited)
              As of March 31, 2004 and September 30, 2003                                                4

              Condensed Statements of Consolidated Cash Flows (unaudited)
              For the Six Months Ended March 31, 2004 and 2003                                           5

              Notes to Condensed Consolidated Financial Statements (unaudited)                           6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations
              For the Three and Six Months Ended March 31, 2004 and 2003                                13

Item 3.       Quantitative and Qualitative Disclosures about Market Risk
              (See the caption entitled "Market Risks" included in the Management's
              Discussion and Analysis of Financial Condition and Results of Operations)                 19

Item 4.       Controls and Procedures                                                                   20

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                         21

Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities          21

Item 4.       Submission of Matters to a Vote of Security Holders                                       21

Item 6.       Exhibits and Reports on Form 8-K                                                          22

SIGNATURES                                                                                              23

                        THE REYNOLDS AND REYNOLDS COMPANY
                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                      (In thousands except per share data)

                                                                                Three Months                   Six Months
                                                                              2004           2003           2004           2003
                                                                            --------       --------       --------       --------
Net Sales and Revenues
    Software                                                                $135,963       $135,282       $278,469       $271,601
    Services                                                                  60,920         66,223        118,729        126,284
    Documents                                                                 44,258         44,179         83,946         84,807
    Financial services                                                         8,351          9,415         16,751         19,055
                                                                            --------       --------       --------       --------
    Total net sales and revenues                                             249,492        255,099        497,895        501,747
                                                                            --------       --------       --------       --------
Cost of Sales
    Software                                                                  42,003         46,417         87,014         90,010
    Services                                                                  43,788         45,480         86,868         90,212
    Documents                                                                 20,881         20,241         40,689         38,176
    Financial services                                                         1,863          2,261          3,780          4,795
                                                                            --------       --------       --------       --------
    Total cost of sales                                                      108,535        114,399        218,351        223,193
                                                                            --------       --------       --------       --------
Gross Profit                                                                 140,957        140,700        279,544        278,554

Selling, General and Administrative Expenses                                  98,233         97,919        200,861        193,916
                                                                            --------       --------       --------       --------
Operating Income                                                              42,724         42,781         78,683         84,638
                                                                            --------       --------       --------       --------
Other Charges (Income)
    Interest expense                                                           1,230          1,179          2,570          2,700
    Interest income                                                             (403)          (462)        (1,060)        (1,333)
    Other                                                                     (1,204)        (2,289)        (2,152)        (3,285)
                                                                            --------       --------       --------       --------
    Total other charges (income)                                                (377)        (1,572)          (642)        (1,918)
                                                                            --------       --------       --------       --------
Income Before Income Taxes                                                    43,101         44,353         79,325         86,556
Provision for Income Taxes                                                    16,744         17,363         29,146         33,993
                                                                            --------       --------       --------       --------
Net Income                                                                  $ 26,357       $ 26,990       $ 50,179       $ 52,563
                                                                            ========       ========       ========       ========
Basic Earnings Per Common Share
    Net income                                                              $   0.40       $   0.40       $   0.75       $   0.77
    Average number of common shares outstanding                               66,604         68,094         66,925         68,647

Diluted Earnings Per Common Share
    Net income                                                              $   0.38       $   0.39       $   0.73       $   0.75
    Average number of common shares outstanding                               68,642         69,923         69,045         70,448

Cash Dividends Declared Per Common Share                                    $   0.11       $   0.11       $   0.22       $   0.22

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003
                                 (In thousands)

                                                                   Unaudited
                                                                    3/31/04           9/30/03
                                                                   ----------        ----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                           $  123,785        $  105,829
    Trade accounts receivable                                         108,836           118,694
    Other accounts receivables                                         10,159            21,063
    Inventories                                                        14,100            12,432
    Prepaid expenses and other assets                                  40,189            31,673
                                                                   ----------        ----------
    Total current assets                                              297,069           289,691
Property, Plant and Equipment, less accumulated depreciation of
    $129,690 at 3/31/04 and $156,674 at 9/30/03                       180,540           184,691
Goodwill                                                               47,660            41,728
Software Licensed to Customers                                         94,628            94,472
Acquired Intangible Assets                                             36,698            37,731
Other Assets                                                          103,259            98,029
                                                                   ----------        ----------
Total Automotive Solutions Assets                                     759,854           746,342
                                                                   ----------        ----------

FINANCIAL SERVICES ASSETS
Cash                                                                      567               722
Finance Receivables                                                   371,249           394,292
Other Assets                                                              441               480
                                                                   ----------        ----------
Total Financial Services Assets                                       372,257           395,494
                                                                   ----------        ----------

TOTAL ASSETS                                                       $1,132,111        $1,141,836
                                                                   ==========        ==========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
    Accounts payable                                               $   42,543        $   45,917
    Accrued liabilities                                                47,420            53,236
    Deferred revenues                                                  30,674            33,704
    Income taxes                                                       30,393            10,926
                                                                   ----------        ----------
    Total current liabilities                                         151,030           143,783
Long-Term Debt                                                        106,335           106,912
Other Liabilities                                                     124,907           118,452
                                                                   ----------        ----------
Total Automotive Solutions Liabilities                                382,272           369,147
                                                                   ----------        ----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                         193,176           198,768
Other Liabilities                                                     102,739            99,010
                                                                   ----------        ----------
Total Financial Services Liabilities                                  295,915           297,778
                                                                   ----------        ----------

SHAREHOLDERS' EQUITY
Capital Stock                                                         322,353           299,779
Accumulated Other Comprehensive Losses                                (30,786)          (32,446)
Retained Earnings                                                     162,357           207,578
                                                                   ----------        ----------
Total Shareholders' Equity                                            453,924           474,911
                                                                   ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $1,132,111        $1,141,836
                                                                   ==========        ==========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
           CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (In thousands)

                                                                  2004        2003
                                                               ---------    ---------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities                    $ 109,852    $  60,929
                                                               ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                        (11,645)     (11,714)
    Capital expenditures                                         (21,788)     (14,166)
    Net proceeds from asset sales                                 10,318          157
    Capitalization of software licensed to customers                   0      (10,359)
    Repayments from financial services                             8,991        1,910
                                                               ---------    ---------
    Net cash flows used for investing activities                 (14,124)     (34,172)
                                                               ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Principal payments on debt                                    (5,275)      (6,061)
    Cash dividends paid                                           (7,371)      (7,548)
    Capital stock issued                                          27,689       10,251
    Capital stock repurchased                                    (94,010)     (57,796)
                                                               ---------    ---------
    Net cash flows used for financing activities                 (78,967)     (61,154)
                                                               ---------    ---------

Effect of Exchange Rate Changes on Cash                            1,195        1,490
                                                               ---------    ---------

Increase (Decrease) in Cash and Equivalents                       17,956      (32,907)
Cash and Equivalents, Beginning of Period                        105,829      155,295
                                                               ---------    ---------
Cash and Equivalents, End of Period                            $ 123,785    $ 122,388
                                                               =========    =========

FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                    $  11,876    $   9,702
                                                               ---------    ---------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                               (75,566)     (76,100)
    Collections on finance receivables                            78,118       85,090
                                                               ---------    ---------
    Net cash flows provided by investing activities                2,552        8,990
                                                               ---------    ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                         12,339            0
    Principal payments on debt                                   (17,931)     (16,012)
    Repayments to automotive solutions                            (8,991)      (1,910)
                                                               ---------    ---------
    Net cash flows used for financing activities                 (14,583)     (17,922)
                                                               ---------    ---------

Increase (Decrease) in Cash and Equivalents                         (155)         770
Cash and Equivalents, Beginning of Period                            722          635
                                                               ---------    ---------
Cash and Equivalents, End of Period                            $     567    $   1,405
                                                               =========    =========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Dollars in thousands except per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of September 30, 2003 is condensed financial information taken from the annual audited financial statements, as restated. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited financial statements included in the company's 2003 Annual Report on Form 10-K.

(2) INVENTORIES

                                                 3/31/04        9/30/03
                                                 -------        -------
Finished products                                $13,514        $11,921
Work in process                                      412            295
Raw materials                                        174            216
                                                 -------        -------
Total inventories                                $14,100        $12,432
                                                 =======        =======

(3) REORGANIZATION COSTS

On October 2, 2003, the company announced the consolidation of its automotive Documents printing plant, located in Grand Prairie, Texas, into the company's Celina, Ohio manufacturing facility. All employees located in Texas were offered the opportunity to accept a position in the Ohio facility. Those not accepting positions in Ohio were offered severance and outplacement services. Grand Prairie document production ceased in December 2003 and 72 positions were eliminated. During the first six months of fiscal year 2004, the company also reorganized the Documents sales force, eliminating 37 positions, and eliminated 121 additional positions in Software Solutions development, Services and administration.

The company had previously estimated that total costs for severance, outplacement, relocation and other plant consolidation efforts would be about $8,000 in fiscal year 2004. Through March 31, 2004 the company has incurred expense of $7,513 before taxes or $.07 per share after taxes and eliminated 230 positions.

The following table summarizes reorganization costs recognized and payments made by the company through March 31, 2004.

                                          Software
                                          Solutions      Services      Documents        Total
                                          ---------      --------      ---------      --------
Cost of Sales
     Employee termination benefits        $      43      $     13      $     710      $    766
     Other direct expenses                                                   594           594
                                          ---------      --------      ---------      --------
    Total cost of sales                          43            13          1,304         1,360
                                          ---------      --------      ---------      --------
SG&A Expenses
     Employee termination benefits            1,432           974          1,072         3,478
     Lease obligations                          378           244              9           631
     Other direct expenses                      185           127            465           777
                                          ---------      --------      ---------      --------
     Total SG&A expenses                      1,995         1,345          1,546         4,886
                                          ---------      --------      ---------      --------
Expenses 10/1/03 - 12/31/03                   2,038         1,358          2,850         6,246
Payments 10/1/03 - 12/31/03                    (845)       (1,123)        (1,532)       (3,500)
                                          ---------      --------      ---------      --------
Liability 12/31/03                            1,193           235          1,318         2,746
                                          ---------      --------      ---------      --------
Cost of Sales
     Employee termination benefits                3             2            126           131
     Other direct expenses                                                   192           192
                                          ---------      --------      ---------      --------
    Total cost of sales                           3             2            318           323
                                          ---------      --------      ---------      --------
SG&A Expenses
     Employee termination benefits              530           285             60           875
     Other direct expenses                        0             0             69            69
                                          ---------      --------      ---------      --------
     Total SG&A expenses                        530           285            129           944
                                          ---------      --------      ---------      --------
Expenses 1/1/04 - 3/31/04                       533           287            447         1,267
Payments 1/1/04 - 3/31/04                      (641)         (269)        (1,096)       (2,006)
                                          ---------      --------      ---------      --------
Liability 3/31/04                         $   1,085      $    253      $     669      $  2,007
                                          =========      ========      =========      ========

(4) BUSINESS COMBINATIONS

In October 2003, the company purchased the outstanding shares of Incadea GmbH, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, had annual revenues of about $6,000. The purchase price of $6,181 was paid with cash from existing balances. During the first quarter of fiscal year 2004, the company also repaid $5,046 of debt assumed in the purchase of Incadea GmbH. The results of Incadea's operations have been included in the company's financial statements since the acquisition. At March 31, 2004, the company has recorded goodwill of $5,868 based on the allocation of the purchase price. An independent appraisal firm was used to determine the fair values of intangible assets.

In October 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,464 was paid with cash from existing balances. Under terms of the purchase agreement, the company may be required to make additional payments over the next three years of up to $2,300, contingent on the achievement of certain operating results of the business purchased. The results of Third Coast Media's operations have been included in the company's financial statements since the acquisition. The company recorded tax deductible goodwill of $2,420 based on a preliminary allocation of the purchase price. During the quarter ended March 31, 2004, the valuation of the net assets was completed by an independent appraisal firm and the company adjusted the purchase price allocation to decrease capitalized software by $78, reduce non-compete agreement intangible assets by $151 and increase tax deductible goodwill by $229.

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS

GOODWILL

                                                Software
                                                Solutions      Services       Documents          Totals
                                                ---------      --------       ---------         --------
Balances as of September 30, 2003               $  22,217      $ 16,634       $   2,877         $ 41,728
Business Combinations                               8,517                                          8,517
Adjustment                                                       (2,585)                          (2,585)
                                                ---------      --------       ---------         --------
Balances as of March 31, 2004                   $  30,734      $ 14,049       $   2,877         $ 47,660
                                                =========      ========       =========         ========

During the quarter ended March 31, 2004, the company adjusted tax benefits for a prior business combination and recorded a deferred tax asset of $2,585 and decreased goodwill by $2,585.

ACQUIRED INTANGIBLE ASSETS

                                                    Gross      Accumulated       Useful Life
                                                   Amount      Amortization        (years)
                                                   ------      ------------      -----------
AS OF MARCH 31, 2004
Amortized intangible assets
    Contractual customer relationship              $33,100        $ 6,482           20
    Trademarks                                       6,259          1,185         6-20
    Other                                            7,619          2,613         2-15
                                                   -------        -------
    Total                                          $46,978        $10,280
                                                   =======        =======

AS OF SEPTEMBER 30, 2003
Amortized intangible assets
    Contractual customer relationship              $33,100        $ 5,655           20
    Customer contract                               17,700         16,493         3.67
    Trademarks                                       5,900          1,008           20
    Other                                            6,449          2,262         3-10
                                                   -------        -------
    Total                                          $63,149        $25,418
                                                   -------        -------

Aggregate amortization expense was $2,551 for the six months ended March 31, 2004. Estimated amortization expense for the years ended September 30, is $3,939 in 2004, $2,703 in 2005, $2,478 in 2006, $2,478 in 2007 and $2,478 in 2008.

(6)  FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

As of March 31, 2004, the company had outstanding interest rate swap agreements with notional amounts of $100,000. These interest rate swap agreements were designated as fair value hedges. The fair value of the company's fair value derivative instruments was $6,468 at March 31, 2004 and $7,069 at September 30, 2003 and was included in Automotive Solutions' other assets on the condensed consolidated balance sheet. The adjustments to record the net change in the fair values of fair value hedges and related debt during the periods presented were recorded in income. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

FINANCIAL SERVICES

On January 22, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. The securitization allows borrowings, up to the $100,000 limit with interest payable on a variable rate basis. This loan funding agreement is renewable annually through January 23, 2006. As of March 31, 2004, Reyna Funding, L.L.C. had outstanding borrowings of $100,000 under this arrangement.

As of March 31, 2004, Reyna Funding, L.L.C. had outstanding interest rate swap agreements with notional amounts of $100,000 and Reyna Capital Corporation had outstanding interest rate swap agreements with notional amounts of $9,125. These interest rate swap agreements were designated as cash flow hedges. The fair value of the company's cash flow derivative instruments was a liability of $1,621 at March 31, 2004, and $2,422 at September 30, 2003, and was included in Financial Services' other liabilities on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented were recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value of cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2004, the company expects the amounts to be reclassified from other comprehensive income into earnings to be immaterial to the financial statements.

REVOLVING CREDIT AGREEMENT

On April 8, 2004, the company obtained a new $200,000 revolving credit agreement and terminated the old agreement. The new revolving credit agreement has a five year term. Automotive Solutions and Financial Services share this revolving credit agreement.

(7) COMPREHENSIVE INCOME

                                                                  THREE MONTHS                     SIX MONTHS
                                                               2004            2003            2004           2003
                                                             -------         -------         -------        -------
Net income                                                   $26,357         $26,990         $50,179        $52,563
Foreign currency translation adjustment                         (929)          1,375           1,195          1,490
Net unrealized gains (losses) on derivative contracts            (13)            195             465            361
                                                             -------         -------         -------        -------
Comprehensive income                                         $25,415         $28,560         $51,839        $54,414
                                                             =======         =======         =======        =======

(8)  CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                                                               SIX MONTHS
                                                                                          2004            2003
                                                                                        --------        --------
AUTOMOTIVE SOLUTIONS
Net Income                                                                              $ 44,211        $ 45,902
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Depreciation and amortization                                                         23,685          16,813
    Stock-based compensation expense                                                       5,551           7,919
    Deferred income taxes                                                                 (4,955)            764
    Deferred income taxes transferred to Financial Services                                  348           2,516
    Losses on sales of assets                                                                684             804
    Changes in operating assets and liabilities
        Accounts receivable                                                               40,878           9,330
        Inventories                                                                       (1,668)         (2,549)
        Prepaid expenses and other current assets                                         (3,968)         (1,486)
        Other assets                                                                       3,283          (1,515)
        Accounts payable                                                                  (5,311)         (4,378)
        Accrued liabilities                                                                3,893          (7,441)
        Other liabilities                                                                  3,221          (5,750)
                                                                                        --------        --------
Net Cash Provided by Operating Activities                                               $109,852        $ 60,929
                                                                                        ========        ========

FINANCIAL SERVICES
Net Income                                                                              $  5,968        $  6,661
Stock-based Compensation Expense                                                              52              94
Deferred Income Taxes                                                                        698           1,856
Deferred Income Taxes Transferred from Automotive Solutions                                 (348)         (2,516)
Changes in Receivables, Other Assets and Other Liabilities                                 5,506           3,607
                                                                                        --------        --------
Net Cash Provided by Operating Activities                                               $ 11,876        $  9,702
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

                                                          THREE MONTHS                         SIX MONTHS
                                                     2004             2003               2004               2003
                                                   --------         --------           --------           --------
NET SALES AND REVENUES
Software Solutions                                 $135,963         $135,282           $  278,469         $  271,601
Services                                             60,920           66,223              118,729            126,284
Documents                                            44,258           44,179               83,946             84,807
Financial Services                                    8,351            9,415               16,751             19,055
                                                   --------         --------           ----------         ----------
Total Net Sales and Revenues                       $249,492         $255,099           $  497,895         $  501,747
                                                   ========         ========           ==========         ==========

OPERATING INCOME (LOSS)
Software Solutions                                 $ 35,572         $ 31,830           $   74,441         $   67,460
Services                                             (5,202)          (1,230)             (16,263)            (7,741)
Documents                                             7,400            7,057               10,666             13,936
Financial Services                                    4,954            5,124                9,839             10,983
                                                   --------         --------           ----------         ----------
Total Operating Income                             $ 42,724         $ 42,781           $   78,683         $   84,638
                                                   ========         ========           ==========         ==========

                                                                                        3/31/04            9/30/03
                                                                                       ----------         ----------
ASSETS
Automotive Solutions                                                                   $  759,854         $  746,342
Financial Services                                                                        372,257            395,494
                                                                                       ----------         ----------
Total Assets                                                                           $1,132,111         $1,141,836
                                                                                       ==========         ==========

(10)  CONTINGENCIES

In 2000, the company was named one of many defendants in a cost recovery lawsuit filed by a Potentially Responsible Party (PRP) coalition in the United States District Court for the Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court has ordered the parties to participate in non-binding mediation. The company believes that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the financial statements.

In fiscal year 2000, the company sold the net assets of its Information Solutions segment to The Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. As of March 31, 2004, this contingent liability totaled $1,344. The majority of these leases expire in 2004. Also in connection with the sale of these operations to The Carlyle Group, the company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and matures in 2007. In connection with this contingent liability, the company secured a standby letter of credit which expires in 2007. As of March 31, 2004, the unamortized balance on this letter of credit was $1,626.

(11) POSTRETIREMENT BENEFITS

In December 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement plans. The provisions of this statement are effective for the first interim period beginning after December 15, 2003.

                                                                       THREE MONTHS                  SIX MONTHS
                                                                     2004        2003             2004       2003
                                                                   -------     -------           -------    -------
PENSION BENEFITS

Service cost                                                       $ 2,822     $ 2,136           $ 5,642    $ 4,273
Interest cost                                                        4,217       4,260             8,431      8,519
Estimated return on plan assets                                     (3,184)     (3,118)           (6,367)    (6,236)
Amortization of unrecognized transitional asset                         64          35               129         70
Amortization of prior service cost                                     195         150               391        299
Recognized net actuarial losses                                        984         323             1,970        647
Plan administration                                                                220                          440
Settlements                                                                         40                           40
                                                                   -------     -------           -------    -------
Net periodic pension cost                                          $ 5,098     $ 4,046           $10,196    $ 8,052
                                                                   =======     =======           =======    =======

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

Service cost                                                       $   166     $   120           $   332    $   240
Interest cost                                                          924       1,073             1,848      2,146
Amortization of prior service cost                                    (185)       (185)             (371)      (371)
Recognized net actuarial losses                                        280         272               560        544
                                                                   -------     -------           -------    -------
Net periodic postretirement medical and life insurance cost        $ 1,185     $ 1,280           $ 2,369    $ 2,559
                                                                   =======     =======           =======    =======


During the six months ended March 31, 2004, the company made voluntary contributions of $4,600 to its defined benefit pension plans. The company anticipates contributions of $9,600 to its pension plans in fiscal 2004 for a total of $14,200. In fiscal year 2004, the company changed from the explicit method of reporting plan administration costs to the more common, implicit method of recording the costs by reducing the expected return on plan assets by the expected costs.

(12)  ACCOUNTING CHANGE

Effective October 1, 2003, the company elected to adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS No. 148, "Accounting for Stock-Based Compensation - - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Accordingly, prior year financial statements have been restated to reflect the adoption of SFAS No. 123. For the six months ended March 31, 2003, income before income taxes was reduced by $7,644, the provision for income taxes was decreased by $2,433 and net income was reduced by $5,211 (or $.07 per share). As of September 30, 2003, deferred income tax assets were increased by $17,781, capital stock was increased by $38,538 and retained earnings were reduced by $20,757.

(13)  ACCOUNTING STANDARDS

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                (In thousands except employee and per share data)

SIGNIFICANT EVENTS

ACCOUNTING CHANGE

Effective October 1, 2003, the company elected to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS No. 148, "Accounting for Stock-Based Compensation - - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Accordingly, prior year financial statements have been restated to reflect the adoption of SFAS No. 123. See Note 12 to the Condensed Consolidated Financial Statements for additional disclosures about this accounting change.

SEGMENT REPORTING

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

REORGANIZATION COSTS

On October 2, 2003, the company announced the consolidation of its automotive Documents printing plant, located in Grand Prairie, Texas, into the company's Celina, Ohio manufacturing facility. All employees located in Texas were offered the opportunity to accept a position in the Ohio facility. Those not accepting positions in Ohio were offered severance and outplacement services. Grand Prairie document production operations ceased in December 2003 and 72 positions were eliminated. During the first quarter of fiscal year 2004, the company also reorganized the Documents sales force, eliminating 37 positions, and eliminated 109 additional positions in Software Solutions development, Services and administration. During the second quarter of fiscal year 2004, an additional 12 positions were eliminated, primarily in Services.

The company had previously estimated that costs for severance, outplacement, relocation and other plant consolidation efforts would total about $8,000 or $.07 per share after taxes in fiscal year 2004. During the second quarter of fiscal year 2004, the company incurred pretax expense of $1,267 or $.01 per share after taxes and during the first six months of fiscal year 2004, the company incurred pretax expense of $7,513 or $.07 per share after taxes. See
Note 3 to the Condensed Consolidated Financial Statements for additional disclosure about these reorganization costs.

BUSINESS COMBINATIONS

In October 2003, the company purchased the outstanding shares of Incadea GmbH, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, had annual revenues of about $6,000. The purchase price of $6,181 was paid with cash from existing balances. During the first quarter of fiscal year 2004, the company also repaid $5,046 of debt assumed in the purchase of Incadea GmbH.

In October 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,464 was paid with cash from existing balances. Under terms of the purchase agreement, the company may be required to make additional payments over the next three years of up to $2,300, contingent on the achievement of certain operating results of the business purchased. See Note 4 to the Condensed Consolidated Financial Statements for more information on business combinations.

RESULTS OF OPERATIONS
CONSOLIDATED SUMMARY

                                                  Three Months                                     Six Months
                                   ------------------------------------------      ------------------------------------------
                                    2004        2003      Change    % Change        2004        2003      Change    % Change
                                    ----        ----      ------    --------       -----       -----      ------    --------
Net sales and revenues             $249,492    $255,099   ($ 5,607)       -2%      $497,895    $501,747   ($ 3,852)       -1%
Gross profit                       $140,957    $140,700    $   257         0%      $279,544    $278,554    $   990         0%
    % of revenues                      56.5%       55.2%                               56.1%       55.5%
SG&A expenses                      $ 98,233    $ 97,919    $   314         0%      $200,861    $193,916    $ 6,945         4%
    % of revenues                      39.4%       38.4%                               40.3%       38.6%
Operating income                   $ 42,724    $ 42,781   ($    57)        0%      $ 78,683    $ 84,638   ($ 5,955)       -7%
    % of revenues                      17.1%       16.8%                               15.8%       16.9%
Net income                         $ 26,357    $ 26,990   ($   633)       -2%      $ 50,179    $ 52,563   ($ 2,384)       -5%
Basic earnings per share           $   0.40    $   0.40    $  0.00         0%      $   0.75    $   0.77   ($  0.02)       -3%
Diluted earnings per share         $   0.38    $   0.39   ($  0.01)       -3%      $   0.73    $   0.75   ($  0.02)       -3%

Consolidated net sales and revenues declined slightly in both the second quarter and first six months of fiscal year 2004. In the second quarter, slight growth in Software Solutions and Documents revenues was offset by declines in revenues from Services and Financial Services. Year-to-date growth in Software Solutions revenues was offset by revenue declines in the other three segments. The backlog of new orders for Software Solutions and Services computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $45,000 at March 31, 2004, compared to $47,000 at December 31, 2003 and $65,000 at September 30, 2003. Gross profit increased slightly for both the quarter and six months as higher Software Solutions recurring revenues overcame higher software amortization expenses for Reynolds Generations Series Suite, Documents plant consolidation expenses and declines in the other three segments. SG&A expenses exceeded last year primarily because of reorganization and plant consolidation expenses of $944 in the second quarter and $5,830 through six months. Excluding these reorganization and plant consolidation expenses, SG&A expenses were $97,290 or 39.0% of revenues in the second quarter and $195,031 or 39.2% of revenues for six months. SG&A expenses reflect higher research and development expenses as no software development costs were capitalized during the first half of fiscal year 2004. Research and development costs were approximately $23,000 in the second quarter of fiscal year 2004 and $44,000 through six months, versus $18,000 and $36,000 last year, respectively. Excluding reorganization and plant consolidation costs of $1,267 in the quarter and $7,513 for six months, operating income was $43,991 or 17.6% of revenues in the second quarter and $86,196 or 17.3% year-to-date.

Other income declined from last year for both the second quarter and six months because last year's second quarter included a $1,369 gain on the company's sale of its investment in Credit Online. The effective income tax rate was 36.7% in fiscal year 2004, compared to 39.3% last year. In first quarter of fiscal year 2004, the tax rate reflected a $1,859 reduction of income taxes, primarily related to Ohio income tax legislation enacted during the quarter ended December 31, 2003. Excluding the $1,859 of tax benefits, the tax rate would have been 39.1%.

SOFTWARE SOLUTIONS

                                               Three Months                                     Six Months
                                 -----------------------------------------       -----------------------------------------
                                   2004       2003      Change    % Change         2004       2003      Change    % Change
                                 --------   --------    ------    --------       --------   --------    ------    --------
Net sales and revenues           $135,963   $135,282    $  681          1%       $278,469   $271,601    $6,868          3%
Gross profit                     $ 93,960   $ 88,865    $5,095          6%       $191,455   $181,591    $9,864          5%
    % of revenues                    69.1%      65.7%                                68.8%      66.9%
SG&A expenses                    $ 58,388   $ 57,035    $1,353          2%       $117,014   $114,131    $2,883          3%
    % of revenues                    42.9%      42.2%                                42.1%      42.1%
Operating income                 $ 35,572   $ 31,830    $3,742         12%       $ 74,441   $ 67,460    $6,981         10%
    % of revenues                    26.2%      23.5%                                26.7%      24.8%

During the first quarter of fiscal year 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. See Note 9 to the Condensed Consolidated Financial Statements for additional disclosures about segment reporting. Second quarter revenues increased slightly over last year as recurring software revenues increased 10% while one-time hardware and software sales declined 24%. Year-to-date revenues increased 3% over last year as recurring software revenues increased 12% while one-time hardware and software sales declined 20%. Recurring revenues for both the quarter and six months reflected the increased number of ERA(R) dealer management software applications supported, growth in Reynolds Web Solutions revenues (which is converting to a recurring revenue model), growth of Contact Management revenues, and the October 2003 acquisitions of Third Coast Media and Incadea GmbH. The year-to-date revenue growth also reflects the January 2003 addition of Internet Lead Management (which resulted from a license agreement between the company and Microsoft Corporation in January 2003). The company implemented an annual price increase effective March 1, 2004 to offset inflation. One-time hardware and software sales declined from last year for both the quarter and six months primarily as a result of lower sales of ERA and related peripherals and the transition of Reynolds Web Solutions to a recurring revenue model (the first half of last year was still predominately a one-time sales recognition model). Gross profit increased as a result of the strong growth in higher margin recurring revenues. The margin impact of the growth of recurring revenues more than offset increased software amortization expenses of $3,274 in the second quarter and $6,547 year-to-date related to Reynolds Generations Series Suite. SG&A expenses included $530 of reorganization costs in the second quarter of fiscal year 2004 and $2,525 year-to-date. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these reorganization costs. Excluding these reorganization costs, SG&A expenses were $57,858 or 42.6% of revenues in the second quarter and $114,489 or 41.1% of revenues for six months. SG&A expenses reflect higher research and development expenses as the company did not capitalize any software development costs during the first half of fiscal year 2004. SG&A expenses benefited from lower selling expenses, primarily the result of the change in allocation methodology among reporting segments. Excluding the reorganization costs, fiscal year 2004 operating income was $36,105 or 26.6% of revenues in the second quarter and $77,012 or 27.7% of revenues through six months.

SERVICES

                                              Three Months                                     Six Months
                                 -----------------------------------------      -------------------------------------------
                                   2004       2003      Change    % Change         2004        2003      Change    % Change
                                 --------   --------  --------    --------      ---------   --------   --------    --------
Net sales and revenues           $60,920    $66,223   ($5,303)        -8%       $118,729    $126,284   ($7,555)        -6%
Gross profit                     $17,132    $20,743   ($3,611)       -17%       $ 31,861    $ 36,072   ($4,211)       -12%
    % of revenues                   28.1%      31.3%                                26.8%       28.6%
SG&A expenses                    $22,334    $21,973    $  361          2%       $ 48,124    $ 43,813    $4,311         10%
    % of revenues                   36.6%      33.2%                                40.5%       34.7%
Operating income (loss)         ($ 5,202)  ($ 1,230)  ($3,972)                 ($ 16,263)  ($  7,741)  ($8,522)
    % of revenues                   -8.5%      -1.9%                               -13.7%       -6.1%

During the first quarter of fiscal year 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. See Note 9 to the Condensed Consolidated Financial Statements for additional disclosures about segment reporting. Services revenues declined from last year for both the second quarter and six months primarily because of lower Campaign Management Services revenues which resulted from the loss of a customer in April 2003. Gross profit declined from last year for both the quarter and six months because of the decline in revenues. SG&A expenses included $285 of reorganization costs in the second quarter of fiscal year 2004 and $1,630 through six months. See Note 3 to the Condensed Consolidated Financial

Statements for a discussion of these reorganization costs. Excluding the reorganization costs, SG&A expenses were $22,049 or 36.2% of revenues for the three months and $46,494 or 39.2% of revenues year-to-date. SG&A expenses included higher selling expenses, primarily the result of the change in allocation methodology among reporting segments. The increase in operating losses was consistent with the decline in revenues. Excluding reorganization costs, fiscal year 2004 operating losses were $4,915 in the second quarter and $14,618 year-to-date.

DOCUMENTS

                                              Three Months                                  Six Months
                                ---------------------------------------       ------------------------------------------
                                 2004        2003    Change    % Change        2004      2003      Change     % Change
                                -------    --------  ------    --------       --------   --------  ------     ----------
Net sales and revenues          $44,258    $44,179     $ 79          0%       $83,946    $84,807   ($  861)         -1%
Gross profit                    $23,377    $23,938    ($561)        -2%       $43,257    $46,631   ($3,374)         -7%
    % of revenues                  52.8%      54.2%                              51.5%      55.0%
SG&A expenses                   $15,977    $16,881    ($904)        -5%       $32,591    $32,695   ($  104)          0%
    % of revenues                  36.1%      38.2%                              38.8%      38.6%
Operating income                $ 7,400    $ 7,057     $343          5%       $10,666    $13,936   ($3,270)        -23%
    % of revenues                  16.7%      16.0%                              12.7%      16.4%

Documents sales increased slightly over last year for the quarter and decreased slightly from last year through six months. The decrease in the volume of business forms was essentially offset by higher net sales prices. The company expects the volume of certain documents to continue to decline as advances in technology continue. Revenues from many product lines increased over last year in both the second quarter and six months; however these increases were essentially offset by a decline in custom forms revenues. Cost of sales included plant consolidation costs of $318 in the second quarter of fiscal year 2004 and $1,622 year-to-date. These costs were incurred as the Grand Prairie, Texas, printing plant was consolidated into the Celina, Ohio, manufacturing facility. This consolidation was completed in the second quarter of fiscal year 2004. Excluding these plant consolidation costs, gross profit was $23,695 or 53.5% of revenues in the second quarter of fiscal year 2004 and $44,879 or 53.5% of revenues through six months. In addition to the plant consolidation costs, gross profit declined from last year, for both the quarter and six months, because of a change in the mix of products sold. SG&A expenses included costs associated with the plant consolidation and reorganizing the sales force of $129 in the second quarter and $1,675 for six months. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these reorganization costs. Excluding these plant consolidation and sales reorganization costs, SG&A expenses were $15,848 or 35.8% of revenues in the quarter and $30,916 or 36.8% of revenues year-to-date. Excluding the plant consolidation and sales reorganization costs, fiscal year 2004 operating income was $7,847 or 17.7% of sales in the second quarter and $13,963 or 16.6% of sales through six months.

FINANCIAL SERVICES

                                             Three Months                                  Six Months
                                ---------------------------------------       ---------------------------------------
                                 2004      2003    Change     % Change         2004       2003    Change     % Change
                                -------  -------  --------    --------       --------   --------  ------     --------
Net sales and revenues          $8,351   $9,415   ($1,064)         -11%      $16,751    $19,055   ($2,304)       -12%
Gross profit                    $6,488   $7,154   ($  666)          -9%      $12,971    $14,260   ($1,289)        -9%
    % of revenues                 77.7%    76.0%                                77.4%      74.8%
SG&A expenses                   $1,534   $2,030   ($  496)         -24%      $ 3,132    $ 3,277   ($  145)        -4%
    % of revenues                 18.4%    21.6%                                18.7%      17.2%
Operating income                $4,954   $5,124   ($  170)          -3%      $ 9,839    $10,983   ($1,144)       -10%
    % of revenues                 59.3%    54.4%                                58.7%      57.6%

Financial Services revenues declined from last year for both the three and six month periods primarily because of lower average interest rates. Gross profit declined from last year for the quarter and year-to-date because of the decline in revenues. Interest rate spreads were 4.5% in the second quarter and 4.6% year-to-date, compared to 5.3% and 5.2%, respectively, for the same periods a year ago. SG&A expenses were less than last year in the second quarter as the result of lower bad debt expenses. Bad debt expenses were $675 in the second quarter compared to $1,100 last year. Year-to-date, bad debt expenses were essentially flat with a year ago. Operating income was less than last year for both the quarter and six months because of the decline in revenues.

LIQUIDITY AND CAPITAL RESOURCES

AUTOMOTIVE SOLUTIONS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)

The company's balance of cash and equivalents was $123,785 at March 31, 2004. Cash flows from operating activities were $109,852 during the six months ended March 31, 2004 and resulted primarily from net income, adjusted for non cash charges such as depreciation and amortization. Collections of both trade accounts receivable and other accounts receivable also contributed significantly to cash flow from operations. Cash flows from operating activities were significantly higher than last year because last year was impacted by the timing of various payroll and tax payments. Cash flows used for investing activities included the company's purchases of Third Coast Media and Incadea GmbH for a combined $11,645. An additional $5,046 of Incadea debt repayments is included in financing activities. Cash flows used for investing activities also included capital expenditures of $21,788, partially offset by proceeds from asset sales of $10,318. Fiscal year 2004 capital expenditures (net of proceeds from asset sales) in the ordinary course of business are anticipated to be about $40,000, including about $20,000 for expansion of an existing office building. See the Shareholders' Equity caption of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS

Financial Services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables primarily for the company's computer systems used to make scheduled debt repayments and used to make dividend payments to Automotive Solutions.

CAPITALIZATION

The company's ratio of total debt (total Automotive Solutions debt) to capitalization (total Automotive Solutions debt plus shareholders' equity) was 19.0% as of March 31, 2004 and 18.4% as of September 30, 2003. During the first quarter of fiscal year 2004, the company repaid $5,046 of debt assumed in the purchase of Incadea GmbH. Remaining credit available under then committed revolving credit agreements was $100,000 at March 31, 2004. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until needed.

On January 22, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $100,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. The securitization allows borrowings, up to the $100,000 limit, with interest payable on a variable rate basis. This loan funding agreement is renewable annually through January 23, 2006. The outstanding borrowings under this arrangement were included with Financial Services notes payable on the Condensed Consolidated Balance Sheets. As of March 31, 2004, the balance outstanding on this facility was $100,000.

The company has consistently produced strong operating cash flows sufficient to fund normal operations. Strong operating cash flows are the result of stable operating margins and a high percentage of recurring revenues, which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of March 31, 2004, the company could issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year. During the quarter ended March 31, 2004, Moody's Investors Service lowered the company's senior unsecured rating to Baa2 from Baa1. Standard and Poors maintained a rating of BBB. The company does not expect this action to have a material effect on the company's financial statements or its ability to access capital markets. On April 8, 2004, the company obtained a new $200,000 revolving credit agreement and terminated the old agreement. The new revolving credit agreement has a five year term and less restrictive covenants than the prior agreement. See Note 6 to the Condensed Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of March 31, 2004, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2003.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the three months ended March 31, 2004, the company repurchased 2,107 Class A common shares for $58,001 ($27.53 per share). Year-to-date, the company repurchased 3,392 Class A common shares for $94,009 ($27.72 per share). As of March 31, 2004, the company could repurchase an additional 4,774 Class A common shares under existing board of directors' authorizations.

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

POSTRETIREMENT BENEFITS

The company sponsors defined benefit pension plans for most employees. The company also sponsors a defined benefit medical plan and a defined benefit life insurance plan for certain employees. The company's postretirement plans are described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2003. The company accounts for its postretirement benefit plans according to SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These statements require the use of actuarial models that allocate the cost of an employee's benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The company adjusted assumptions used to measure the amount of postretirement benefit expense, reducing the discount rate from 7.25% in fiscal year 2003 to 6.0% in fiscal year 2004 and reducing the expected long-term rate of return on plan assets from 9.0% in fiscal year 2003 to 8.25% in fiscal year 2004. The company is not required to make minimum contributions to its postretirement plans in fiscal year 2004, although the company may elect to make contributions. See the company's annual report on Form 10-K for the fiscal year ended September 30, 2003, for more detail disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations. The company's net periodic pension expense was $5,098 for the three months and $10,196 through the six months ended March 31, 2004, compared to $4,046 and $8,052, respectively, a year ago. The company's net periodic postretirement medical and life insurance expense was $1,185 for the quarter ended March 31, 2004, and $2,369 fiscal year-to-date versus $1,280 and $2,559, respectively, for the same periods last year.

MARKET RISKS

INTEREST RATES

The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt, which averaged 3.5% in both the second quarter and first six months of fiscal year 2004. These interest rate swap agreements were designated as fair value hedges. The company does not use financial instruments for trading purposes.

The Financial Services segment of the business, including Reyna Funding L.L.C., a consolidated affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. During the first six months of fiscal year 2004, Reyna Funding, L.L.C. entered into $17,195 of interest rate swaps to replace maturing interest rate swaps.

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

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations, primarily in Canada, which accounted for 8% of net sales and revenues in the first six months of fiscal year 2004. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At March 31, 2004, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at March 31, 2004, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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

CONTROLS AND PROCEDURES

The company is currently undergoing a comprehensive effort to document and test its significant business and financial processes and procedures to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended September 30, 2005. This effort includes documentation and testing of internal controls. During the course of these activities, the company identified significant deficiencies in cash management internal controls which could have, in the aggregate, constituted a material weakness. As a result of these findings, the company implemented controls to mitigate these significant deficiencies for future periods. The company notified the audit committee of the board of directors and its independent auditors regarding these deficiencies. After consultations with its independent auditors, the company's internal audit department conducted tests to determine, as a result of these deficiencies, if there was a material misstatement of the interim financial statements as of March 31, 2004. Based on the results of these tests and procedures the company concluded that no material misstatement of the interim financial statements existed as of March 31, 2004.

Based upon the foregoing, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures, after implementing the aforementioned actions, are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. Except as mentioned above, there have been no changes in the company's internal controls over financial reporting that occurred during the fiscal period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information included in note 10 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 12, 2003, the company's board of directors authorized the repurchase of 8,000 additional Class A common shares. This authorization has no fixed expiration date and was in addition to previously approved authorizations. As of March 31, 2004, the company could repurchase an additional 4,774 Class A common shares under this board of directors' authorization. No other authorizations for share repurchase were outstanding as of March 31, 2004. During the three months ended March 31, 2004, the company repurchased $58,001 of Class A common shares as follows.

                                                                 Total Shares           Maximum Number
                                   Shares        Average       Purchased During      of Shares Remaining
Program                           Purchased       Price         the Period as          for Purchase as
Approval                           During         Paid        Part of a Publicly      Part of a Publicly
  Date           Month             Period      (per Share)    Announced Program       Announced Program
--------     -------------        -------      -----------    -----------------      ------------------
8/12/03      January 2004                 265       $27.00                265               6,616
8/12/03      February 2004                943       $27.23                943               5,673
8/12/03      March 2004                   899       $27.99                899               4,774
                                  -----------                 ---------------
8/12/03      Total Quarter              2,107       $27.53              2,107
                                  ===========                 ===============

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on February 12, 2004, the shareholders of the company voted on and approved the following issues.

Issue 1 Election of Directors

                                                                                Shares
                                                             Shares For        Withheld
                                                             ----------        ---------
Three-year terms Expiring in 2007
Eustace W. Mita                                              72,843,271        2,748,413
Philip A. Odeen                                              71,923,812        3,668,322
Donald K. Peterson                                           73,860,348        1,731,786

                                                                For             Against             Abstain
                                                              ----------        ----------          -------
Issue 2 Approve the 2004 REYShare Plus Plan                   52,849,588        15,728,474          613,813

Issue 3 Approve the 2004 Executive Stock Incentive Plan       49,524,714        19,029,205          637,956

Issue 4  Appointment of Deloitte & Touche LLP as Independent Auditors
Shares For                                                    68,676,713
Shares Against                                                 6,608,269
Shares Abstain                                                   307,152

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Arrangement with Mr. Michael Berry, Senior Vice President, Reynolds Services Group

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

                  On March 15, 2004, the company filed a report on Form 8-K that included the company's March 12, 2004 press release responding to Moody's debt rating action.

                  On April 21, 2004, the company filed a report on Form 8-K that included the company's April 21, 2004, press release announcing financial results for the quarter ended March 31, 2004.

                  On May 4, 2004, the company filed a report on Form 8-K that included the company's May 4, 2004, press release announcing a third quarter dividend and a change in its board of directors and certain board committees.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE REYNOLDS AND REYNOLDS COMPANY

Date  May 14, 2004                             /s/ Lloyd G. Waterhouse
                                               ---------------------------------
                                               Lloyd G. Waterhouse
                                               Chief Executive Officer,
                                               Chairman and President

Date  May 14, 2004                             /s/ Dale L. Medford
                                               ---------------------------------
                                               Dale L. Medford
                                               Executive Vice President
                                               and Chief Financial Officer