Form 10-Q
period 2004-06-30
REYNOLDS & REYNOLDS CO
filed 2004-08-13
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2004

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

On June 30, 2004, 64,614,797 Class A common shares and 14,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Consolidated Income (unaudited)
           For the Three and Nine Months Ended June 30, 2004 and 2003                                        3

           Condensed Consolidated Balance Sheets (unaudited)
           As of June 30, 2004 and September 30, 2003                                                        4

           Condensed Statements of Consolidated Cash Flows (unaudited)
           For the Nine Months Ended June 30, 2004 and 2003                                                  5

           Notes to Condensed Consolidated Financial Statements (unaudited)                                  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations
           For the Three and Nine Months Ended June 30, 2004 and 2003                                       13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       20
           (See the caption entitled "Market Risks" included in the Management's
           Discussion and Analysis of Financial Condition and Results of Operations)

Item 4.    Controls and Procedures                                                                          21

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                22

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                 22

Item 6.    Exhibits and Reports on Form 8-K                                                                 23

SIGNATURES                                                                                                  24

                        THE REYNOLDS AND REYNOLDS COMPANY
                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                      (In thousands except per share data)

                                                        Three Months              Nine Months
                                                     2004         2003         2004         2003
                                                  ---------    ---------    ---------    ---------
Net Sales and Revenues
    Software                                      $ 132,157    $ 133,218    $ 410,626    $ 404,819
    Services                                         63,017       64,815      181,746      191,099
    Documents                                        39,901       43,498      123,847      128,305
    Financial services                                7,755        8,874       24,506       27,929
                                                  ---------    ---------    ---------    ---------
    Total net sales and revenues                    242,830      250,405      740,725      752,152
                                                  ---------    ---------    ---------    ---------
Cost of Sales
    Software                                         43,623       43,895      130,637      133,905
    Services                                         44,443       45,218      131,311      135,430
    Documents                                        18,672       20,411       59,361       58,587
    Financial services                                1,742        2,119        5,522        6,914
                                                  ---------    ---------    ---------    ---------
    Total cost of sales                             108,480      111,643      326,831      334,836
                                                  ---------    ---------    ---------    ---------

Gross Profit                                        134,350      138,762      413,894      417,316

Selling, General and Administrative Expenses         96,128       93,932      296,989      287,848
                                                  ---------    ---------    ---------    ---------

Operating Income                                     38,222       44,830      116,905      129,468
                                                  ---------    ---------    ---------    ---------
Other Charges (Income)
    Interest expense                                  1,446        1,155        4,016        3,855
    Interest income                                    (372)        (944)      (1,432)      (2,277)
    Other                                            (1,086)      (1,157)      (3,238)      (4,442)
                                                  ---------    ---------    ---------    ---------
    Total other income                                  (12)        (946)        (654)      (2,864)
                                                  ---------    ---------    ---------    ---------

Income Before Income Taxes                           38,234       45,776      117,559      132,332
Provision for Income Taxes                           16,215       19,571       45,361       53,564
                                                  ---------    ---------    ---------    ---------
Net Income                                        $  22,019    $  26,205    $  72,198    $  78,768
                                                  =========    =========    =========    =========
Basic Earnings Per Common Share
    Net income                                    $    0.34    $    0.38    $    1.09    $    1.15
    Average number of common shares outstanding      65,330       68,220       66,395       68,504

Diluted Earnings Per Common Share
    Net income                                    $    0.33    $    0.37    $    1.05    $    1.12
    Average number of common shares outstanding      67,414       70,870       68,504       70,589

Cash Dividends Declared Per Common Share          $    0.11    $    0.11    $    0.33    $    0.33

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003
                                 (In thousands)

                                                                          UNAUDITED
                                                                           6/30/04         9/30/03
                                                                          ---------       ----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                                  $  119,351      $  105,829
    Trade accounts receivable                                                108,152         118,694
    Other accounts receivables                                                10,161          21,063
    Inventories                                                               13,983          12,432
    Prepaid and other assets                                                  40,886          31,673
                                                                          ----------      ----------
    Total current assets                                                     292,533         289,691
Property, Plant and Equipment, less accumulated depreciation of
    $132,790 at 6/30/04 and $156,674 at 9/30/03                              179,151         184,691
Goodwill                                                                      48,109          41,728
Software Licensed to Customers                                                90,427          94,472
Acquired Intangible Assets                                                    36,033          37,731
Other Assets                                                                  98,318          98,029
                                                                          ----------      ----------
Total Automotive Solutions Assets                                            744,571         746,342
                                                                          ----------      ----------
FINANCIAL SERVICES ASSETS
Cash                                                                             416             722
Finance Receivables                                                          360,604         394,292
Other Assets                                                                     403             480
                                                                          ----------      ----------
Total Financial Services Assets                                              361,423         395,494
                                                                          ----------      ----------

TOTAL ASSETS                                                              $1,105,994      $1,141,836
                                                                          ==========      ==========
AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
    Accounts payable                                                      $   41,038      $   45,917
    Accrued liabilities                                                       54,448          53,236
    Deferred revenues                                                         29,466          33,704
    Income taxes                                                              18,156          10,926
                                                                          ----------      ----------
    Total current liabilities                                                143,108         143,783
Long-Term Debt                                                               103,099         106,912
Other Liabilities                                                            124,541         118,452
                                                                          ----------      ----------
Total Automotive Solutions Liabilities                                       370,748         369,147
                                                                          ----------      ----------
FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                185,747         198,768
Other Liabilities                                                             92,326          99,010
                                                                          ----------      ----------
Total Financial Services Liabilities                                         278,073         297,778
                                                                          ----------      ----------
SHAREHOLDERS' EQUITY
Capital Stock                                                                345,719         299,779
Accumulated Other Comprehensive Losses                                       (30,784)        (32,446)
Retained Earnings                                                            142,238         207,578
                                                                          ----------      ----------
Total Shareholders' Equity                                                   457,173         474,911
                                                                          ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $1,105,994      $1,141,836
                                                                          ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                       THE REYNOLDS AND REYNOLDS COMPANY
          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (In thousands)

                                                                             2004            2003
                                                                          ----------      ----------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities                               $  145,336      $   93,022
                                                                          ----------      ----------
Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                                    (12,145)        (11,714)
    Capital expenditures                                                     (27,025)        (20,681)
    Net proceeds from asset sales                                             10,598              31
    Capitalization of software licensed to customers                               0         (14,685)
    Repayments from (advances to) financial services                           6,255          (9,957)
                                                                          ----------      ----------
    Net cash flows used for investing activities                             (22,317)        (57,006)
                                                                          ----------      ----------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                          0             560
    Principal payments on debt                                                (5,275)         (6,061)
    Cash dividends paid                                                      (21,799)        (22,508)
    Capital stock issued                                                      51,845          34,609
    Capital stock repurchased                                               (134,487)        (86,012)
                                                                          ----------      ----------
    Net cash flows used for financing activities                            (109,716)        (79,412)
                                                                          ----------      ----------

Effect of Exchange Rate Changes on Cash                                          219           3,651
                                                                          ----------      ----------

Increase (Decrease) in Cash and Equivalents                                   13,522         (39,745)
Cash and Equivalents, Beginning of Period                                    105,829         155,295
                                                                          ----------      ----------
Cash and Equivalents, End of Period                                       $  119,351      $  115,550
                                                                          ==========      ==========

FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                               $   12,399      $    9,760
                                                                          ----------      ----------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                                          (108,915)       (106,637)
    Collections on finance receivables                                       115,486         113,059
                                                                          ----------      ----------
    Net cash flows provided by investing activities                            6,571           6,422
                                                                          ----------      ----------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                                     12,248               0
    Principal payments on debt                                               (25,269)        (24,904)
    Advances from (repayments to) automotive solutions                        (6,255)          9,957
                                                                          ----------      ----------
    Net cash flows used for financing activities                             (19,276)        (14,947)
                                                                          ----------      ----------

Increase (Decrease) in Cash and Equivalents                                     (306)          1,235
Cash and Equivalents, Beginning of Period                                        722             635
                                                                          ----------      ----------
Cash and Equivalents, End of Period                                       $      416      $    1,870
                                                                          ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Dollars in thousands except per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of September 30, 2003 is condensed financial information taken from the annual audited financial statements as restated. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited financial statements included in the company's 2003 Annual Report on Form 10-K.

(2) INVENTORIES

                                                                           6/30/04        9/30/03
                                                                          --------        --------
Finished products                                                         $ 13,490        $ 11,921
Work in process                                                                377             295
Raw materials                                                                  116             216
                                                                          --------        --------
Total inventories                                                         $ 13,983        $ 12,432
                                                                          ========        ========

(3) REORGANIZATION COSTS

On October 2, 2003, the company announced the consolidation of its automotive Documents printing plant, located in Grand Prairie, Texas, into the company's Celina, Ohio manufacturing facility. All employees located in Texas were offered the opportunity to accept a position in the Ohio facility. Those not accepting positions in Ohio were offered severance and outplacement services. Grand Prairie document production ceased in December 2003, and 72 positions were eliminated. During the first six months of fiscal year 2004, the company also reorganized the Documents sales force, eliminating 37 positions, and eliminated 121 additional positions in Software Solutions development, Services and administration.

The company had previously estimated that total costs for severance, outplacement, relocation and other plant consolidation efforts would be about $8,000 before income taxes in fiscal year 2004. Through March 31, 2004 the company incurred expenses of $7,513 before income taxes or $.07 per share after taxes and eliminated 230 positions. During the quarter ended June 30, 2004, the company recorded income of $418 before income taxes to revise its estimate of employee termination benefits and reduced accrued liabilities.

The following table summarizes reorganization costs recognized and payments made by the company through June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004

                                                  Software
                                                  Solutions   Services  Documents    Total
                                                  ---------   --------  ---------   -------
Employee Termination Benefits
    Cost of sales                                 ($     4)             ($    26)  ($    30)
    SG&A expenses                                     (251)  ($   88)        (49)      (388)
                                                  --------   -------    --------   --------
    Total reorganization expenses (income)        ($   255)  ($   88)   ($    75)  ($   418)
                                                  ========   =======    ========   ========
NINE MONTHS ENDED JUNE 30, 2004
Cost of Sales
    Employee termination benefits                  $    14    $   15     $   810    $   839
    Other direct expenses                                                    786        786
                                                  --------   -------    --------   --------
    Total cost of sales                                 14        15       1,596      1,625
                                                  --------   -------    --------   --------
SG&A Expenses
    Employee termination benefits                    1,739     1,171       1,086      3,996
    Lease obligations                                  379       244           9        632
    Other direct expenses                              185       127         530        842
                                                  --------   -------    --------   --------
    Total SG&A expenses                              2,303     1,542       1,625      5,470
                                                  --------   -------    --------   --------
Total Reorganization Expenses                        2,317     1,557       3,221      7,095
Payments 10/1/03 - 12/31/03                           (688)     (685)     (1,525)    (2,898)
Payments 1/1/04 - 3/31/04                             (682)     (331)     (1,125)    (2,138)
Payments 4/1/04 - 6/30/04                             (471)     (207)       (325)    (1,003)
                                                  --------   -------    --------   --------
Liability 6/30/04                                  $   476    $  334     $   246    $ 1,056
                                                  ========   =======    ========    =======

(4) BUSINESS COMBINATIONS

In October 2003, the company purchased the outstanding shares of Incadea GmbH, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, had annual revenues of about $6,000. The purchase price of $6,181 was paid with cash from existing balances. During the first quarter of fiscal year 2004, the company also repaid $5,046 of debt assumed in the purchase of Incadea GmbH. The results of Incadea's operations have been included in the company's financial statements since the acquisition. At June 30, 2004, the company has recorded goodwill of $5,817 based on the allocation of the purchase price. An independent appraisal firm was used to determine the fair values of intangible assets.

In October 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,464 was paid with cash from existing balances. In April 2004, the company paid an additional $500 of purchase price based on achievement of specified operating results. Under terms of the purchase agreement, the company may be required to make additional payments of up to $1,800 over the next three years, contingent on the achievement of certain operating results of the business purchased. The results of Third Coast Media's operations have been included in the company's financial statements since the acquisition. At June 30, 2004 the company has recorded tax deductible goodwill of $3,149 based on the allocation of the purchase price. An independent appraisal firm was used to determine the fair values of intangible assets.

(5) GOODWILL AND ACQUIRED INTANGIBLE ASSETS

GOODWILL

                                                  Software
                                                  Solutions      Services         Documents      Totals
                                                  ---------      --------         ---------      ------
Balances as of September 30, 2003                  $22,217        $16,634          $2,877        $41,728
Business Combinations                                8,966                                         8,966
Adjustment                                                         (2,585)                        (2,585)
                                                   -------        -------          ------        -------
Balances as of June 30, 2004                       $31,183        $14,049          $2,877        $48,109
                                                   =======        =======          ======        =======

During the quarter ended March 31, 2004, the company adjusted tax benefits for a prior business combination and recorded a deferred tax asset of $2,585 and decreased goodwill by $2,585.

ACQUIRED INTANGIBLE ASSETS

                                                    Gross   Accumulated       Useful Life
                                                   Amount   Amortization        (years)
                                                   ------   ------------      -----------
AS OF JUNE 30, 2004
Amortized intangible assets
    Contractual customer relationship              $33,100    $ 6,896               20
    Trademarks                                       6,256      1,274             6-20
    Other                                            7,605      2,758             2-15
                                                   -------    -------
    Total                                          $46,961    $10,928
                                                   =======    =======

AS OF SEPTEMBER 30, 2003
Amortized intangible assets
    Contractual customer relationship              $33,100    $ 5,655               20
    Customer contract                               17,700     16,493             3.67
    Trademarks                                       5,900      1,008               20
    Other                                            6,449      2,262             3-10
                                                   -------    -------
    Total                                          $63,149    $25,418
                                                   =======    =======

Aggregate amortization expense was $3,206 for the nine months ended June 30, 2004. Estimated amortization expense for the years ended September 30, is $3,863 in 2004, $2,626 in 2005, $2,626 in 2006, $2,476 in 2007 and $2,476 in 2008.

(6) FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

As of June 30, 2004, the company had outstanding interest rate swap agreements with notional amounts of $100,000. These interest rate swap agreements were designated as fair value hedges. The fair value of the company's fair value derivative instruments was $3,220 at June 30, 2004 and $7,069 at September 30, 2003 and was included in Automotive Solutions' other assets on the condensed consolidated balance sheets. The adjustments to record the net change in the fair values of fair value hedges and related debt during the periods presented were recorded in income. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

FINANCIAL SERVICES

On January 22, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement whereby Reyna Funding, L.L.C. may borrow funds using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. On May 19, 2004, the securitization was modified to increase the borrowing limit from $100,000 to $150,000. Interest is payable on a variable rate basis. This loan funding agreement is renewable annually through January 23, 2006. As of June 30, 2004, Reyna Funding, L.L.C. had outstanding borrowings of $100,000 under this arrangement.

As of June 30, 2004, Reyna Funding, L.L.C. had outstanding interest rate swap agreements with notional amounts of $100,000 and Reyna Capital Corporation had outstanding interest rate swap agreements with notional amounts of $5,500. These interest rate swap agreements were designated as cash flow hedges. The fair value of the company's cash flow derivative instruments was an asset of $7 at June 30, 2004 and a liability of $2,422 at September 30, 2003 and was included in Financial Services' other liabilities on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented were recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value of cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2004, the company expects the amounts reclassified from other comprehensive income into earnings to be immaterial to the financial statements.

REVOLVING CREDIT AGREEMENT

On April 8, 2004, the company obtained a new $200,000 revolving credit agreement and terminated the old agreement. The new revolving credit agreement has a five year term. Automotive Solutions and Financial Services share this revolving credit agreement. As of June 30, 2004, the balance outstanding on this facility was $50,000.

(7) COMPREHENSIVE INCOME

                                                    THREE MONTHS           NINE MONTHS
                                                 2004        2003       2004       2003
                                               --------    --------   --------   --------
Net income                                     $ 22,019    $ 26,205   $ 72,198   $ 78,768
Foreign currency translation adjustment            (976)      2,161        219      3,651
Net unrealized gains on derivative contracts        978         101      1,443        462
                                               --------    --------   --------   --------
Comprehensive income                           $ 22,021    $ 28,467   $ 73,860   $ 82,881
                                               ========    ========   ========   ========

(8) CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                                           NINE MONTHS
                                                                        2004         2003
                                                                     ---------    ---------
AUTOMOTIVE SOLUTIONS
Net Income                                                           $  63,656    $  69,233
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Depreciation and amortization                                       35,129       25,093
    Stock-based compensation expense                                     8,528       11,490
    Deferred income taxes                                               (4,853)       2,916
    Deferred income taxes transferred (from) to Financial Services      (5,791)       1,529
    Losses on sales of assets                                              762          885
    Changes in operating assets and liabilities
        Accounts receivable                                             47,024        7,512
        Inventories                                                     (1,551)      (2,007)
        Prepaid expenses and other current assets                       (3,163)         (16)
        Other assets                                                     3,113         (651)
        Accounts payable                                                (6,816)      (7,842)
        Accrued liabilities                                              6,431      (12,719)
        Other liabilities                                                2,867       (2,401)
                                                                     ---------    ---------
Net Cash Provided by Operating Activities                            $ 145,336    $  93,022
                                                                     =========    =========

FINANCIAL SERVICES
Net Income                                                           $   8,542    $   9,535
Stock-based Compensation Expense                                            97          139
Deferred Income Taxes                                                  (11,542)         989
Deferred Income Taxes Transferred to (from) Automotive Solutions         5,791       (1,529)
Changes in Receivables, Other Assets and Other Liabilities               9,511          626
                                                                     ---------    ---------
Net Cash Provided by Operating Activities                            $  12,399    $   9,760
                                                                     =========    =========

(9) BUSINESS SEGMENTS

During the first quarter of fiscal year 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. Prior year financial results were restated, to the extent possible, to reflect financial results consistent with the current year. It was not practical to restate financial statements for all changes. The estimated effect of these non restated items was to increase Software Solutions 2004 revenues by $2,400 and operating income by $1,800 in the third quarter and revenues by $7,200 and operating income by $5,400 through nine months. The offsetting unfavorable effect of these changes was included in the Services segment.

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

                                   THREE MONTHS                NINE MONTHS
                                  2004         2003         2004         2003
                               ---------    ---------    ---------    ---------
NET SALES AND REVENUES
Software Solutions             $ 132,157    $ 133,218    $ 410,626    $ 404,819
Services                          63,017       64,815      181,746      191,099
Documents                         39,901       43,498      123,847      128,305
Financial Services                 7,755        8,874       24,506       27,929
                               ---------    ---------    ---------    ---------
Total Net Sales and Revenues   $ 242,830    $ 250,405    $ 740,725    $ 752,152
                               =========    =========    =========    =========

OPERATING INCOME (LOSS)
Software Solutions             $  30,854    $  35,246    $ 105,295    $ 102,706
Services                          (3,613)      (2,638)     (19,876)     (10,379)
Documents                          6,738        7,481       17,404       21,417
Financial Services                 4,243        4,741       14,082       15,724
                               ---------    ---------    ---------    ---------
Total Operating Income         $  38,222    $  44,830    $ 116,905    $ 129,468
                               =========    =========    =========    =========

                                                          6/30/04       9/30/03
                                                          -------       -------
ASSETS
Automotive Solutions                                    $  744,571   $   746,342
Financial Services                                         361,423       395,494
                                                        ----------   -----------
Total Assets                                            $1,105,994   $ 1,141,836
                                                        ==========   ===========

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

In fiscal year 2000, the company sold the net assets of its Information Solutions segment to The Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under a new real estate lease after being released as primary obligor for a facility leased and paid by Relizon. This contingent liability, which matures in January

2006, was $1,051 as of June 30, 2004. Also in connection with the sale of these operations to The Carlyle Group, the company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and matures in 2007. In connection with this contingent liability, the company secured a standby letter of credit which expires in 2007. As of June 30, 2004, the unamortized balance on this letter of credit was $1,546.

On July 23, 2004, a shareholder class action complaint was filed in the United States District Court for the Southern District of Ohio. This complaint alleges that the company, a current officer and a former officer violated provisions of the Securities Exchange Act of 1934. The company denies that these allegations have any merit and will vigorously defend against this action. It is too early in the process for the company to make a determination as to any potential effect on the financial statements.

(11) POSTRETIREMENT BENEFITS

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106." This statement revises employers' disclosures about pension plans and other postretirement plans.

                                                                    THREE MONTHS          NINE MONTHS
                                                                2004        2003        2004        2003
                                                              -------     -------     --------    --------
PENSION BENEFITS

Service cost                                                  $  2,817    $  2,137    $  8,459    $  6,410
Interest cost                                                    4,211       4,260      12,642      12,779
Estimated return on plan assets                                 (3,180)     (3,117)     (9,547)     (9,353)
Amortization of unrecognized transitional asset                     65          34         194         104
Amortization of prior service cost                                 196         150         587         449
Recognized net actuarial losses                                    982         323       2,952         970
Plan administration                                                            220                     660
Settlements                                                         45          40          45          80
                                                              --------    --------    --------    --------
Net periodic pension cost                                     $  5,136    $  4,047    $ 15,332    $ 12,099
                                                              ========    ========    ========    ========

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

Service cost                                                  $    166    $    121    $    498    $    361
Interest cost                                                      923       1,073       2,771       3,219
Amortization of prior service cost                                (185)       (186)       (556)       (557)
Recognized net actuarial losses                                    280         272         840         816
                                                              --------    --------    --------    --------

Net periodic postretirement medical and life insurance cost   $  1,184    $  1,280    $  3,553    $  3,839
                                                              ========    ========    ========    ========

During the nine months ended June 30, 2004, the company made voluntary contributions of $9,200 to its defined benefit pension plans. The company anticipates additional contributions of $5,000 to its pension plans in fiscal year 2004 for a total of $14,200. In fiscal year 2004, the company changed from the explicit method of reporting plan administration costs to the more common implicit method of recording the costs by reducing the expected return on plan assets by the expected costs.

(12) ACCOUNTING CHANGE

Effective October 1, 2003, the company elected to adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Accordingly, prior year financial statements have been restated to reflect the adoption of SFAS No. 123. For the three months ended June 30, 2003, income before income taxes was reduced by

$3,592, the provision for income taxes was decreased by $1,548 and net income was reduced by $2,044 (or $.03 per share). For the nine months ended June 30, 2003, income before income taxes was reduced by $11,235, the provision for income taxes was decreased by $3,979 and net income was reduced by $7,256 (or $.10 per share). As of September 30, 2003, deferred income tax assets were increased by $17,781, capital stock was increased by $38,538 and retained earnings were reduced by $20,757.

(13) ACCOUNTING STANDARDS

In May 2004, the FASB staff issued FASB Staff Position SFAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). This statement prescribes accounting for the Act and is effective for interim periods beginning after June 15, 2004. The company is in the process of determining whether it would need to amend its postretirement benefit plan in order to benefit from the new legislation. The company has elected to defer recognizing the effects of the Act until detailed regulations necessary to implement the Act have been issued. Accordingly, the consolidated financial statements do not reflect the effect of the Act, if any. Authoritative guidance, when issued, could require the company to change previously reported information.

(14) SUBSEQUENT EVENT

On July 7, 2004, the company announced that Lloyd G. Waterhouse, former Chief Executive Officer, Chairman and President resigned as an employee and director of the company. On July 29, 2004, the company and Mr. Waterhouse signed a release agreement which entitled Mr. Waterhouse to receive the benefits specified in his employment agreement with the company dated May 1, 1999 as amended and restated December 1, 2001 and as further amended and restated as of September 2, 2003. The company will record the estimated $2,600 cost of these benefits during the fourth quarter of fiscal year 2004.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
               (In thousands except employee and per share data)

SIGNIFICANT EVENTS

ACCOUNTING CHANGE

Effective October 1, 2003, the company elected to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Accordingly, prior year financial statements have been restated to reflect the adoption of SFAS No. 123. See Note 12 to the Condensed Consolidated Financial Statements for additional disclosures about this accounting change.

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

REORGANIZATION COSTS

On October 2, 2003, the company announced the consolidation of its automotive Documents printing plant, located in Grand Prairie, Texas, into the company's Celina, Ohio manufacturing facility. All employees located in Texas were offered the opportunity to accept a position in the Ohio facility. Those not accepting a position in Ohio were offered severance and outplacement services. Grand Prairie document production operations ceased in December 2003 and 72 positions were eliminated. During the first quarter of fiscal year 2004, the company also reorganized the Documents sales force, eliminating 37 positions, and eliminated 109 additional positions in Software Solutions development, Services and administration. During the second quarter of fiscal year 2004, an additional 12 positions were eliminated, primarily in Services.

The company had previously estimated that costs for severance, outplacement, relocation and other plant consolidation efforts would total about $8,000 or $.07 per share after taxes in fiscal year 2004. During the second quarter of fiscal year 2004, the company incurred pretax expense of $1,267 or $.01 per share after taxes and during the first six months of fiscal year 2004, the company incurred pretax expense of $7,513 or $.07 per share after taxes. During the quarter ended June 30, 2004, the company recorded income of $418 before income taxes to revise its estimate of employee termination benefits and reduced accrued liabilities. See Note 3 to the Condensed Consolidated Financial Statements for additional disclosure about these reorganization costs.

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

In October 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,464 was paid with cash from existing balances. In April 2004, the company paid an additional $500 of purchase price based on achievement of specified operating results. Under terms of the purchase agreement, the company may be required to make additional payments of up to $1,800 over the next three years, contingent on the achievement of certain operating results of the business purchased. See Note 4 to the Condensed Consolidated Financial Statements for more information on business combinations.

SUBSEQUENT EVENT

On July 7, 2004, the company announced that Lloyd G. Waterhouse, former Chief Executive Officer, Chairman and President resigned as an employee and director of the company. On July 29, 2004, the company and Mr. Waterhouse signed a release agreement which entitled Mr. Waterhouse to receive the benefits specified in his employment agreement with the company dated May 1, 1999 as amended and restated December 1, 2001 and as further amended and restated as of September 2, 2003. The company will record the estimated $2,600 cost of these benefits during the fourth quarter of fiscal year 2004.

RESULTS OF OPERATIONS

CONSOLIDATED SUMMARY

                                                   Three Months                               Nine Months
                                ---------------------------------------------  -----------------------------------------
                                   2004         2003       Change    % Change    2004       2003      Change   % Change
                                ---------    ---------   ----------  --------  --------   --------   --------- ---------
Net sales and revenues          $ 242,830    $ 250,405   ($  7,575)     -3%    $740,725   $752,152   ($11,427)     -2%
Gross profit                    $ 134,350    $ 138,762   ($  4,412)     -3%    $413,894   $417,316   ($ 3,422)     -1%
    % of revenues                    55.3%        55.4%                            55.9%      55.5%
SG&A expenses                   $  96,128    $  93,932    $  2,196       2%    $296,989   $287,848    $ 9,141       3%
    % of revenues                    39.6%        37.5%                            40.1%      38.3%
Operating income                $  38,222    $  44,830   ($  6,608)    -15%    $116,905   $129,468   ($12,563)    -10%
    % of revenues                    15.7%        17.9%                            15.8%      17.2%
Net income                      $  22,019    $  26,205   ($  4,186)    -16%    $ 72,198   $ 78,768   ($ 6,570)     -8%
Basic earnings per share        $    0.34    $    0.38   ($   0.04)    -11%    $   1.09   $   1.15   ($  0.06)     -5%
Diluted earnings per share      $    0.33    $    0.37   ($   0.04)    -11%    $   1.05   $   1.12   ($  0.07)     -6%

Consolidated net sales and revenues declined from last year in both the third quarter and nine months of fiscal year 2004. In the third quarter, revenues declined in all four segments. For the nine months, slight growth in Software Solutions revenues was offset by revenue declines in the other three segments. The backlog of new orders for Software Solutions and Services computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $48,000 at June 30, 2004 compared to $45,000 at March 31, 2004, $47,000 at December 31, 2003 and $65,000 at September 30, 2003.
Gross profit declined for both the quarter and nine months. For the third quarter, gross profit declined for all segments primarily because of the declines in revenues. Year-to-date Software Solutions gross profit increased as higher recurring revenues overcame higher amortization expenses for Reynolds Generations Series Suite(R) software. However, gross profit declined because of lower sales for the other three segments. Documents gross profit was negatively affected by $1,596 of plant consolidation costs incurred during the first six months of fiscal year 2004. SG&A expenses exceeded last year primarily because of higher research and development expenses as no software development costs were capitalized during fiscal year 2004. Research and development expenses were approximately $24,000 in the third quarter of fiscal year 2004 and $68,000 through nine months, versus $17,000 and $53,000 last year, respectively. Third quarter SG&A expenses included $1,590 of consulting expenses related to reengineering the company's order to cash processes. Targeted benefits of this project are reduced costs, increased productivity and improved customer service. Year-to-date SG&A expenses also included $5,470 of reorganization and plant consolidation expenses. Excluding these reorganization and plant consolidation expenses, year-to-date SG&A expenses were $291,519 or 39.4% of revenues. Operating income reflected the investments in research and development, productivity efforts and the lower revenues.

Other income declined from last year in the third quarter primarily because of lower interest income as the prior year included a positive adjustment to the present value of a receivable. Year-to-date other income was less than a year ago because last year's second quarter included a $1,369 gain on the company's sale of its investment in Credit Online. The effective income tax rate was 38.6% in fiscal year 2004, compared to 40.5% last year. In the first quarter of fiscal year 2004, the tax rate reflected a $1,859 reduction of income taxes, primarily related to Ohio income tax legislation enacted during the quarter ended December 31, 2003. The 2003 tax rate reflected $3,400 of higher state income tax expense ($2,210 net of federal income tax benefits) related to Ohio tax legislation enacted in June 2003. Excluding the effects of these items, the effective tax rate was 40.2% in 2004 compared to 38.8% in 2003. The increase in the 2004 tax rate over prior 2004 estimates and last year resulted primarily from lower earnings from previous estimates and last year, thus increasing the effect of permanent items and the greater impact of international tax rates resulting from the October 2003 purchase of Incadea GmbH. The decline in net income reflected the sales and expense items previously discussed. Earnings per share declined by a lower percentage than net income because of the effect of share repurchases which continued to lower the number of common shares outstanding.

SOFTWARE SOLUTIONS

                                            Three Months                                 Nine Months
                               ----------------------------------------  ----------------------------------------
                                 2004       2003      Change   % Change     2004       2003     Change   % Change
                               --------   --------   -------   --------  ---------   --------   ------   --------
Net sales and revenues         $132,157   $133,218   ($1,061)     -1%    $ 410,626   $404,819   $5,807       1%
Gross profit                   $ 88,534   $ 89,323   ($  789)     -1%    $ 279,989   $270,914   $9,075       3%
    % of revenues                  67.0%      67.1%                           68.2%      66.9%
SG&A expenses                  $ 57,680   $ 54,077    $3,603       7%    $ 174,694   $168,208   $6,486       4%
    % of revenues                  43.7%      40.6%                           42.6%      41.5%
Operating income               $ 30,854   $ 35,246   ($4,392)    -12%    $ 105,295   $102,706   $2,589       3%
    % of revenues                  23.3%      26.5%                           25.6%      25.4%

During the first quarter of fiscal year 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. It was not practical to restate financial statements for all changes. The estimated effect of these non restated items was to increase Software Solutions 2004 revenues by $2,400 and operating income by $1,800 in the third quarter and revenues by $7,200 and operating income by $5,400 through nine months. The offsetting unfavorable effect of these changes was included in the Services segment. See Note 9 to the Condensed Consolidated Financial Statements for additional disclosures about segment reporting.

Third quarter revenues declined slightly from last year as recurring software revenues increased 7% while one-time hardware and software sales declined 26%. Year-to-date revenues increased slightly over last year as recurring software revenues increased 10% while one-time hardware and software sales declined 22%. Recurring revenues reflected the favorable benefit of the non restated items previously mentioned for both the third quarter and nine months. Recurring revenues grew primarily because of growth in Reynolds Web Solutions revenues (which is converting to a recurring revenue model), higher ERA(R) software support revenues primarily because of additional applications supported, growth of Contact Management revenues because of greater volume and the October 2003 acquisition of Third Coast Media. The year-to-date revenue growth also reflects the January 2003 addition of Internet Lead Management (which resulted from a license agreement between the company and Microsoft Corporation in January
2003). The company also implemented an annual price increase effective March 1, 2004 to offset inflation. One-time hardware and software sales declined from last year for both the quarter and nine months primarily as a result of fewer sales of ERA and related peripherals. Year-to-date one-time software sales also declined as a result of the transition of Reynolds Web Solutions to a recurring revenue model (the first half of last year was still predominately a one-time sales recognition model).

Gross profit declined from last year consistent with the revenue decline in the third quarter. Year-to-date gross profit increased more than revenues because of the relatively stronger growth in higher margin recurring revenues. In 2004, cost of sales included $3,274 of higher amortization expenses in the third quarter and $9,821 year-to-date related to Reynolds Generations Series Suite software. SG&A expenses increased over last year primarily because of higher research and development expenses as the company did not capitalize any software development costs during fiscal year 2004. SG&A expenses benefited from lower selling expenses, primarily the result of the change in allocation methodology among reporting segments. SG&A expenses also included $2,303 of reorganization costs year-to-date. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these reorganization costs. Excluding these reorganization costs, SG&A expenses were $172,391 or 42.0% of revenues for nine months. Operating income declined in the third quarter primarily because of higher research and development expenses, partially offset by the favorable effect of the non restated items. Year-to-date operating income increased slightly as growth in recurring revenues, the effect of the non restated items and lower selling expenses, more than offset higher research and development expenses and reorganization costs. Excluding the reorganization costs, fiscal year 2004 operating income was $107,612 or 26.2% of revenues through nine months.

SERVICES

                                           Three Months                                Nine Months
                               --------------------------------------  ----------------------------------------
                                 2004      2003     Change   % Change    2004        2003     Change   % Change
                               --------  --------  --------  --------  ---------   --------   ------   --------
Net sales and revenues         $ 63,017   $64,815  ($1,798)     -3%     $181,746   $191,099  ($9,353)    -5%
Gross profit                   $ 18,574   $19,597  ($1,023)     -5%     $ 50,435   $ 55,669  ($5,234)    -9%
    % of revenues                  29.5%     30.2%                          27.8%      29.1%
SG&A expenses                  $ 22,187   $22,235  ($   48)      0%     $ 70,311   $ 66,048   $4,263      6%
    % of revenues                  35.2%     34.3%                          38.7%      34.5%
Operating income (loss)       ($  3,613) ($ 2,638) ($  975)            ($ 19,876) ($ 10,379) ($9,497)
    % of revenues                  -5.7%     -4.1%                         -10.9%      -5.4%

During the first quarter of fiscal year 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. It was not practical to restate financial statements for all changes. The estimated effect of these non restated items was to reduce Services 2004 revenues by $2,400 and operating income by $1,800 in the third quarter and revenues by $7,200 and operating income by $5,400 through nine months. The offsetting favorable benefit of these changes was included in the Software Solutions segment. See Note 9 to the Condensed Consolidated Financial Statements for additional disclosures about segment reporting.

Services revenues declined from last year for the third quarter primarily because of the effect of non restated items previously mentioned. Year-to-date revenues declined as a result of both the effect of non restated items and lower Campaign Management Services revenues which resulted from the loss of a customer in April 2003. The third quarter and nine month revenue declines were partially offset by higher consulting revenues, up 16% in the third quarter and 7% year-to-date, as well as increased revenues from credit services.

Gross profit declined from last year for both the quarter and nine months primarily because of the decline in revenues. Additionally, the company has incurred higher implementation costs associated with Reynolds Generations Series Suite, the company's new retail management system. SG&A expenses were essentially the same as last year in the third quarter as higher selling expenses, primarily the result of the change in allocation methodology among reporting segments, were offset by lower general and administrative expenses. Year-to-date, SG&A expenses included $1,542 of reorganization costs in 2004. See
Note 3 to the Condensed Consolidated Financial Statements for a discussion of these reorganization costs. Excluding the reorganization costs, SG&A expenses were $68,769 or 37.8% of revenues year-to-date. SG&A expenses for the nine months also included higher marketing costs in the first quarter of 2004 associated with Networkcar and a higher allocation of selling expenses as previously discussed. Operating losses reflected the negative effect of the non restated items and the additional implementation costs associated with Reynolds Generations Series Suite. These operating losses were partially offset by sales growth in credit services and improved performance of consulting services. Consulting services lost $1,000 in the third quarter compared to a loss of $3,700 last year and lost $4,400 year-to-date versus a loss of $11,500 a year ago. Consulting services benefited from lower amortization expenses versus last year. Amortization expenses declined $1,200 in the third quarter and $2,400 year-to-date. Excluding reorganization costs, Services fiscal year 2004 operating losses were $18,319 year-to-date.

DOCUMENTS

                                           Three Months                               Nine Months
                               --------------------------------------- -----------------------------------------
                                 2004      2003      Change   % Change   2004       2003       Change   % Change
                               --------  --------  ---------  -------- --------   --------   ---------  --------
Net sales and revenues         $ 39,901  $ 43,498  ($ 3,597)    -8%    $123,847   $128,305   ($ 4,458)     -3%
Gross profit                   $ 21,229  $ 23,087  ($ 1,858)    -8%    $ 64,486   $ 69,718   ($ 5,232)     -8%
    % of revenues                  53.2%     53.1%                         52.1%      54.3%
SG&A expenses                  $ 14,491  $ 15,606  ($ 1,115)    -7%    $ 47,082   $ 48,301   ($ 1,219)     -3%
    % of revenues                  36.3%     35.9%                         38.0%      37.6%
Operating income               $  6,738  $  7,481  ($   743)   -10%    $ 17,404   $ 21,417   ($ 4,013)    -19%
    % of revenues                  16.9%     17.2%                         14.1%      16.7%

Documents sales declined from last year for both the third quarter and nine months. Sales declined about $1,000 in both the quarter and nine months because of the company's decision to stop selling low margin stock continuous and copy paper products. The remainder of the decrease in sales resulted from lower volume of business forms which more than offset the effect of price increases since last year. The company expects the sales of certain documents to continue to decline as advances in technology continue. Gross profit reflected the sales decline for both the quarter and nine months. Year-to-date cost of sales also included plant consolidation costs of $1,596 which lowered gross profit further. These costs were incurred as the Grand Prairie, Texas, printing plant was consolidated into the Celina, Ohio, manufacturing facility. This consolidation was completed in the second quarter of fiscal year 2004. SG&A expenses included lower selling costs as a result of lower sales. Year-to-date SG&A expenses also included costs of $1,625 associated with the plant consolidation and the sales force reorganization. See Note 3 to the Condensed Consolidated Financial Statements for a discussion of these reorganization costs. Excluding these plant consolidation and sales reorganization costs, SG&A expenses were $45,457 or 36.7% of revenues year-to-date. Operating income was less than last year primarily because of the lower sales. Year-to-date operating income was also reduced by the plant consolidation and sales force reorganization costs. Excluding these plant consolidation and sales force reorganization costs, fiscal year 2004 operating income was $20,625 or 16.7% of sales through nine months.

FINANCIAL SERVICES

                                           Three Months                               Nine Months
                               --------------------------------------  ----------------------------------------
                                 2004      2003    Change    % Change    2004        2003     Change   % Change
                               --------  --------  -------   --------  ---------   --------   ------   --------
Net sales and revenues         $  7,755  $  8,874  ($1,119)    -13%    $ 24,506    $27,929   ($3,423)    -12%
Gross profit                   $  6,013  $  6,755  ($  742)    -11%    $ 18,984    $21,015   ($2,031)    -10%
    % of revenues                  77.5%     76.1%                         77.5%      75.2%
SG&A expenses                  $  1,770  $  2,014  ($  244)    -12%    $  4,902    $ 5,291   ($  389)     -7%
    % of revenues                  22.8%     22.7%                         20.0%      18.9%
Operating income               $  4,243  $  4,741  ($  498)    -11%    $ 14,082    $15,724   ($1,642)    -10%
    % of revenues                  54.7%     53.4%                         57.5%      56.3%

Financial Services revenues declined from last year for both the three and nine month periods primarily because of lower average interest rates. Gross profit declined from last year for the quarter and year-to-date because of the decline in revenues. Interest rate spreads were 4.3% in the third quarter and 4.5% year-to-date, compared to 5.1% and 5.2%, respectively, for the same periods a year ago. SG&A expenses were less than last year for both the third quarter and nine months as the result of lower bad debt expenses. Bad debt expenses were $910 in the third quarter compared to $1,150 last year and $2,335 for nine months versus $2,565 a year ago. Operating income was less than last year for both the quarter and nine months because of the declines in revenues.

LIQUIDITY AND CAPITAL RESOURCES

AUTOMOTIVE SOLUTIONS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)

The company's balance of cash and equivalents was $119,351 at June 30, 2004. Cash flows from operating activities were $145,336 during the nine months ended June 30, 2004 and resulted primarily from net income, adjusted for non cash charges such as depreciation and amortization. Collections of both trade accounts receivable and other accounts receivable also contributed significantly to cash flow from operations. Cash flows used for investing activities included the company's purchases of Third Coast Media and Incadea GmbH for a combined $12,145. An additional $5,046 of Incadea debt repayments is included in financing activities. Cash flows used for investing activities also included capital expenditures of $27,025, partially offset by proceeds from asset sales of $10,598. Fiscal year 2004 capital expenditures (net of proceeds from asset sales) in the ordinary course of business are anticipated to be about $26,000, including about $8,000 for expansion of an existing office building. Fiscal year 2004 estimated capital expenditures are less than previously forecasted because a greater portion of office building expenditures will not occur until 2005. See the Shareholders' Equity caption of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS

Financial Services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables primarily for the company's computer systems, used to make scheduled debt repayments and used to make dividend payments to Automotive Solutions.

CAPITALIZATION

The company's ratio of total debt (total Automotive Solutions debt) to capitalization (total Automotive Solutions debt plus shareholders' equity) was 18.4% at both June 30, 2004 and September 30, 2003. During the first quarter of fiscal year 2004, the company repaid $5,046 of debt assumed in the purchase of Incadea GmbH. Remaining credit available under a committed revolving credit agreement was $150,000 at June 30, 2004. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until needed.

On January 22, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow funds using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. On May 19, 2004, the securitization was modified to increase the borrowing limit from $100,000 to $150,000. Interest is payable on a variable rate basis. This loan funding agreement is renewable annually through January 23, 2006. The outstanding borrowings under this arrangement were included with Financial Services notes payable on the Condensed Consolidated Balance Sheets. As of June 30, 2004, the balance outstanding on this facility was $100,000.

The company has consistently produced operating cash flows sufficient to fund normal operations. These operating cash flows result from stable operating margins and a high percentage of recurring revenues which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of June 30, 2004, the company could issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year. During the quarter ended March 31, 2004, Moody's Investors Service lowered the company's senior unsecured rating to Baa2 from Baa1. Standard and Poors maintained a rating of BBB. The company does not expect this action to have a material effect on the company's financial statements or its ability to access capital markets. On April 8, 2004, the company obtained a new $200,000 revolving credit agreement and terminated the old agreement. The new revolving credit agreement has a five-year term and less restrictive covenants than the prior agreement. As of June 30, 2004, the balance outstanding on this facility was $50,000. See Note 6 to the Condensed Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of June 30, 2004, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2003.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the three months ended June 30, 2004, the company repurchased 1,403 Class A common shares for $40,477 (an average price of $28.85 per share). Year-to-date, the company repurchased 4,795 Class A common shares for $134,486 (an average price of $28.05 per share). As of June 30, 2004, the company could repurchase an additional 3,370 Class A common shares under existing board of directors' authorizations.

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

POSTRETIREMENT BENEFITS

The company sponsors defined benefit pension plans for most employees. The company also sponsors a defined benefit medical plan and a defined benefit life insurance plan for certain employees. The company's postretirement plans are described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2003. The company accounts for its postretirement benefit plans according to SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These statements require the use of actuarial models that allocate the cost of an employee's benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The company adjusted assumptions used to measure the amount of postretirement benefit expense, reducing the discount rate from 7.25% in fiscal year 2003 to 6.0% in fiscal year 2004 and reducing the expected long-term rate of return on plan assets from 9.0% in fiscal year 2003 to 8.25% in fiscal year 2004. The company is not required to make minimum contributions to its postretirement plans in fiscal year 2004, although the company may elect to make contributions. See the company's annual report on Form 10-K for the fiscal year ended September 30, 2003, for more detail disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations. The company's net periodic pension expense was $5,136 for the three months and $15,332 through the nine months ended June 30, 2004, compared to $4,047 and $12,099, respectively, a year ago. The company's net periodic postretirement medical and life insurance expense was $1,184 for the quarter ended June 30, 2004, and $3,553 fiscal year-to-date versus $1,280 and $3,839, respectively, for the same periods last year.

MARKET RISKS

INTEREST RATES

The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt, which averaged 3.6% in the third quarter and 3.5% during the first nine months of fiscal year 2004. These interest rate swap agreements were designated as fair value hedges. The company does not use financial instruments for trading purposes.

The Financial Services segment of the business, including Reyna Funding L.L.C., a consolidated affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. During the first nine months of fiscal year 2004, Reyna Funding, L.L.C. entered into $26,607 of interest rate swaps to replace maturing interest rate swaps.

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

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations, primarily in Canada, which accounted for 8% of net sales and revenues in the first nine months of fiscal year 2004. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At June 30, 2004, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at June 30, 2004, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

ACCOUNTING STANDARDS

See Note 13 to the Condensed Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements in this Management's Discussion and Analysis of the Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management's judgment, beliefs, current trends and market conditions. Forward-looking statements made by the company may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. The company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See also the discussion of factors that may affect future results contained in the company's Current Report on Form 8-K filed with the SEC on August 11, 2000, which is incorporated herein by reference.

CONTROLS AND PROCEDURES

The company's management, including the Acting Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures as required by Securities Exchange Act Rule 13a-15 (b) as of the end of the period covered by this quarterly report. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There has been no change in the company's internal control over financial reporting that occurred during the fiscal period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information included in Note 10 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES (IN THOUSANDS EXCEPT PER SHARE DATA)

On August 12, 2003, the company's board of directors authorized the repurchase of 8,000 additional Class A common shares. This authorization has no fixed expiration date and was in addition to previously approved authorizations. As of June 30, 2004, the company could repurchase an additional 3,370 Class A common shares under this board of directors' authorization. No other authorizations for share repurchase were outstanding as of June 30, 2004. During the three months ended June 30, 2004, the company repurchased $40,477 of Class A common shares as follows.

                                                            Total Shares           Maximum Number
                                 Shares     Average       Purchased During      of Shares Remaining
 Program                       Purchased     Price         the Period as          for Purchase as
Approval                        During       Paid        Part of a Publicly      Part of a Publicly
  Date          Month           Period    (per Share)    Announced Program       Announced Program
--------     -------------     ---------  -----------    -----------------      -------------------
 8/12/03     April 2004            246      $28.98              246                   4,528
 8/12/03     May 2004            1,157      $28.82            1,157                   3,370
 8/12/03     June 2004               0      $00.00                0                   3,370
                                ------                       ------
 8/12/03     Total Quarter       1,403      $28.85            1,403
                                ======                       ======

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1 Agreement with Lloyd G. Waterhouse, former Chief Executive Officer, Chairman and President as of July 29, 2004

            10.2  Amendment No. 3 to Loan Funding Agreement

            10.3  Credit Agreement

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

            On May 5, 2004, the company filed a report on Form 8-K that included the company's May 4, 2004, press release announcing a third quarter dividend and a change in its board of directors and certain board committees.

            On June 24, 2004, the company filed a report on Form 8-K that included the company's June 24, 2004, press release announcing a revised earnings outlook.

            On July 7, 2004, the company filed a report on Form 8-K that included the company's July 7, 2004 press release announcing that Chief Executive Officer, Chairman and President Lloyd G. Waterhouse had resigned as an employee and director of the company and that the Board of Directors appointed Philip A. Odeen as Chairman and Acting Chief Executive Officer.

            On July 21, 2004, the company filed a report on Form 8-K that included the company's July 21, 2004, press release announcing financial results for the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE REYNOLDS AND REYNOLDS COMPANY

Date August 13, 2004                     /S/ PHILIP A. ODEEN
                                         ------------------------------
                                         Philip A. Odeen
                                         Acting Chief Executive Officer
                                         and Chairman

Date August 13, 2004                     /S/ DALE L. MEDFORD
                                         ------------------------------
                                         Dale L. Medford
                                         Executive Vice President,
                                         Chief Financial Officer and
                                         Chief Administrative Officer