Form 10-K
period 2004-09-30
REYNOLDS & REYNOLDS CO
filed 2004-12-13
CIK 83588

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

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
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (937) 485-2000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     CLASS A COMMON SHARES (NO PAR VALUE)         NEW YORK STOCK EXCHANGE
     -----------------------------------          -----------------------
                (Title of class)               (Exchange on which registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                 --------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant, as of March 31, 2004, was $1,831920,125.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 2004:

   Class A Common Shares: 63,993,592 (exclusive of 28,071,016 Treasury shares)
                        Class B Common Shares: 14,000,000
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report to the extent described herein.

                                     PART I
                             (Dollars in thousands)

ITEM 1. DESCRIPTION OF BUSINESS

                                     GENERAL

The Reynolds and Reynolds Company (NYSE: REY) was founded in 1866 and became an Ohio corporation in 1889. Reynolds was one of the first printing companies to produce standardized business forms. In 1927, the company began producing standard business forms and paper-based accounting systems for Chevrolet retailers nationwide. This led to the establishment of an automotive division as the company expanded its market to additional automotive retailers. In the 1960s, Reynolds began offering computer services to automotive retailers throughout the United States and expanded its operations into Canada. Today, the company is one of the leading providers of integrated solutions to automotive retailers.

The company's software and services solutions include a full range of retail and enterprise management systems. Anchored by the company's dealer management system, ERA(R), Reynolds also offers Web and Customer Relationship Management
(CRM) solutions; support, training and professional services; documents; data management and integration services; networking; and financial services. A new retail management solution, the Reynolds Generation Series(R) Suite was launched in 2002. Reynolds customers comprise most automotive retailers and a majority of car companies doing business in North America. In October 2003, the company expanded its international operations through the acquisition of Incadea GmbH, a provider of automotive retailing solutions.

                                    SEGMENTS

The company is organized into four segments for financial reporting purposes:
Software Solutions, Services, Documents and Financial Services.

Software Solutions

The Software Solutions segment is the company's largest segment and provides computer solutions including computer hardware, integrated software packages, software enhancements and related support. The company's Software Solutions segment also includes Incadea.

The company sells and supports three core platforms to automotive retailers:

      - ERA DEALER MANAGEMENT SYSTEM . The ERA dealer management system is comprised of software applications to serve all areas of an automotive retailer's business. The ERA platform is used by more than 10,000 dealerships and 350,000 dealership personnel in the United States and Canada today. Since its introduction, the platform has evolved to meet the changing needs of the company's customers and advancements in technology.

      - REYNOLDS GENERATIONS SERIES SUITE (RGS SUITE). RGS Suite is a new family of software solutions with applications relating to virtually all aspects of a dealership's operations, including client management, sales management, finance and insurance, service and parts operations, and business and employee management. It is the company's next generation platform with embedded CRM tools.

      - INCADEA(R). The Incadea platform is based on a standard Enterprise Resource Planning (ERP) system developed by Microsoft and combines the proven commercial management options with special extensions designed for the vehicle sector. Acquired by the company in October 2003, Incadea provides solutions to automotive retailers and car companies outside the United States and Canada, primarily in Western Europe.

            The Incadea platform currently supports more than 20 languages and is serving customers in over two dozen countries.

The company provides an extensive portfolio of high-value added applications designed for the business office, sales, and service departments of the automobile dealership. These solutions help automotive retailers manage their customer relationships and improve the retailers' productivity. The primary offerings are Contact Management, WebmakerX(R), Electronic Parts Catalog, and Electronic Document Management.

Most of the company's software products are developed internally. The company also purchases technology, licenses intellectual property rights, and oversees customization of its products. The company believes it is not materially dependent upon licenses and other agreements with third parties relating to the development or support of its products.

The company has key relationships with IBM, Microsoft and LexisNexis, a division of Reed Elsevier Group. Computer hardware and peripherals are essential to the company's Software Solutions segment. The company purchases these products from a variety of suppliers. IBM, however, supplies the hardware platform for the RGS Suite and ERA systems. LexisNexis hosts certain applications that are provided to Reynolds customers through remote access. If these relationships were to be terminated or interrupted, some delay would occur in converting to new vendors. The company historically has not experienced these difficulties, nor does it reasonably foresee difficulty in replacing them in the future on competitive terms and conditions.

Services

The Services segment includes the installation and maintenance of computer hardware, software training and professional services. The company's technical support and training resources are extensive. Reynolds University provides online education and live training delivered on site or in classrooms. Reynolds consultants deliver advanced process consulting tailored to the specific business needs of the customer.

Documents

The Documents segment manufactures and distributes printed business forms primarily to automotive retailers.

Financial Services

The Financial Services segment provides financing, principally for sales of the company's computer solutions and services, through the company's wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding L.L.C. and a similar operation in Canada.

See Note 12 to the Consolidated Financial Statements on page 55 for additional information on reporting segments.

                     PATENTS, TRADEMARKS, AND RELATED RIGHTS

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

                               PRODUCT DEVELOPMENT

During fiscal year 2004, 2003 and 2002, research and development expense was $93,000, $72,000 and $ 68,000, respectively. The company expects to incur research and development expense of approximately $90,000 in 2005.

                                 SALES CHANNELS

The company sells its solutions through a direct field sales force and Business Development Centers (inside sales). The company's subsidiaries license and support the company's products in their local countries as well as within other foreign countries where it does not operate through a direct sales subsidiary. In some countries, the company employs independent consultants to sell its products. The company sells or licenses its products and services under a master contractual arrangement that allows the end-user customer to acquire multiple products and services over an extended period of time.

                                   COMPETITION

The company is one of the leading providers of integrated software solutions and services to automotive retailers in North America. In the Software Solutions and Services segments, the company and its main competitor, the Dealer Services division of Automatic Data Processing, Inc, provide a significant share of the dealer management systems for automotive retailers in the United States and Canada. Outside of North America, our international operations compete in a fragmented market with many dealer management systems providers. The company's Documents segment has a leading market share position, but experiences competition from local printing brokers and regional printers throughout the United States and Canada. The Financial Services segment provides financing to the majority of the company's software solutions customers, but does compete with local, regional and national lending institutions. The company believes it competes by providing value-added solutions and services that satisfy customer needs. By focusing exclusively on the automotive retailing market, the company is able to effectively leverage its technological expertise, broad industry knowledge, and long-term customer relationships to deliver value to its customers.

                                     BACKLOG

The backlog represents orders for computer systems or documents which have not yet been shipped to customers, and deferred revenues (orders which have been shipped but not yet recognized in revenues). At October 31, 2004, the dollar value of the backlog was $51,000 compared to $62,000 last year. The company anticipates that substantially all of the backlog will be recognized as revenue during fiscal year 2005.

                                    EMPLOYEES

As of September 30, 2004, the company and its subsidiaries had 4,380 employees.

                              AVAILABLE INFORMATION

The company's 2004 Annual Report to Shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other SEC filings are available, without charge, on its Web site, www.reyrey.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

The company also makes available its Corporate Governance Guidelines, Business Principles, Code of Ethics, and the Charters of its Audit, Compensation and Nominating and Governance Committees on its Web Site.

The company will also provide a free copy of any of the referred documents upon written request to:

Douglas M. Ventura, Secretary
The Reynolds and Reynolds Company
One Reynolds Way
Dayton, Ohio 45430

Or by calling: 1-888-4REYREY (473-9739)

ITEM 2. PROPERTIES

As of September 30, 2004, the company owned and operated a manufacturing plant in Celina, Ohio encompassing approximately 316,000 square feet, which produces the company's Documents segment products and services. Corporate headquarters are located in the Dayton, Ohio area in several buildings owned or leased by the company which contain approximately 882,000 square feet. In December, 2003, the company began construction on phase three (133,000 square feet) at its principal facility near Dayton, Ohio. In addition, the company leases approximately 35 offices throughout the United States and Internationally. All of the company's business segments use these facilities.. Management believes that the company's facilities are adequate to support the business efficiently.

See also "Property, Plant and Equipment" under Note 1 to the Consolidated Financial Statements on page 39.

ITEM  3. LEGAL PROCEEDINGS

Relevant information appears in Note 13 to the Consolidated Financial Statements on page 56.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

           (In thousands except per share data and holders of record)

The company's Class A Common Shares are listed on the New York Stock Exchange. There is no principal market for the Class B Common Shares. The company also has an authorized class of 60,000,000 preferred shares with no par value. As of the filing of this report, the company currently has no agreements or commitments with respect to the sale or issuance of the preferred shares except as described in Note 8 to the Consolidated Financial Statements, page 48.

Information on market prices of the company's common stock and dividends paid on such stock is set forth in Note 16 to the Consolidated Financial Statements on page 58.

As of November 30, 2004, there were approximately 2.875 holders of record of Class A Common Shares and one holder of record of Class B Common Shares.

On August 12, 2003, the company's board of directors authorized the repurchase of 8,000 additional Class A common shares. This authorization has no fixed expiration date and was in addition to previously approved authorizations. As of September 30, 2004, the company could repurchase an additional 2,445 Class A common shares under this board of directors' authorization. No other authorizations for share repurchase were outstanding as of September 30, 2004. During the three months ended September 30, 2004, the company repurchased 925 shares of Class A Common Shares for $21,934 as follows:

                                                            Total Shares         Maximum Number
                                  Shares      Average      Purchased During    of Shares Remaining
Program                          Purchased     Price        the Period as        for Purchase as
Approval                          During        Paid      Part of a Publicly    Part of a Publicly
  Date            Month           Period     (per Share)  Announced Program     Announced Program
  ----            -----           ------     -----------  -----------------     -----------------
8/12/03       July 2004             100        $21.92            100                  3,270
8/12/03       August 2004           475        $23.33            475                  2,795
8/12/03       September 2004        350        $24.74            350                  2,445
                                    ---                          ---
8/12/03       Total Quarter         925        $23.71            925
                                    ===                          ===

ITEM  6. SELECTED FINANCIAL DATA

                        FIVE-YEAR SELECTED FINANCIAL DATA
                  (Dollars in thousands except per share data)

For The Years Ended September 30                    2004             2003           2002 (2)           2001             2000
--------------------------------                 ----------       ----------       ----------       ----------       ----------
CONSOLIDATED
Net Sales and Revenues (1)                       $  982,241       $1,008,245       $  992,383       $1,004,012       $  954,687
Income from Continuing Operations (1)            $   92,643       $  109,800       $  104,012       $   97,934       $   88,440
   Basic earnings per common share               $     1.40       $     1.61       $     1.47       $     1.34       $     1.14
   Diluted earnings per common share             $     1.37       $     1.56       $     1.42       $     1.31       $     1.11
   Net Income (1)                                $   92,643       $  109,800       $   67,449       $   99,557       $  116,596
   Basic earnings per common share               $     1.40       $     1.61       $      .95       $     1.36       $     1.50
   Diluted earnings per common share             $     1.37       $     1.56       $      .92       $     1.33       $     1.47
   Return on Equity (1)                                19.6%            23.2%            14.2%            20.4%            24.2%
   Cash Dividends Per Class A Common Share       $      .44       $      .44       $      .44       $      .44       $      .44
   Book Value Per Outstanding Common Share (1)   $     7.25       $     7.05       $     6.82       $     6.69       $     6.68
   Assets (1)
   Automotive solutions                          $  708,055       $  746,342       $  747,553       $  732,073       $  808,527
   Financial services                               352,812          395,494          407,605          422,334          421,129
                                                 ----------       ----------       ----------       ----------       ----------
   Total assets                                  $1,060,867       $1,141,836       $1,155,158       $1,154,407       $1,229,656
                                                 ==========       ==========       ==========       ==========       ==========
Long-Term Debt
   Automotive solutions                          $  103,512       $  106,912       $  107,408       $  105,805       $  111,124
   Financial services                               176,731          169,293          180,519          147,429          126,868
                                                 ----------       ----------       ----------       ----------       ----------
   Total long-term debt                          $  280,243       $  276,205       $  287,927       $  253,234       $  237,992
                                                 ==========       ==========       ==========       ==========       ==========
Number of Employees                                   4,380            4,518            4,602            4,763            4,945
AUTOMOTIVE SOLUTIONS (excluding Financial Services)
Current Ratio                                          1.98             2.01             2.02             1.80             1.90
Net Property, Plant and Equipment                $  178,447       $  184,691       $  161,073       $  159,051       $  138,108
Total Debt                                       $  103,512       $  106,912       $  113,469       $  111,866       $  116,838
Total Debt to Capitalization (1)                       18.1%            18.4%            19.3%            19.0%            19.0%

      (1) Financial information for 2003 and 2002 was restated to reflect the retroactive adoption of Statement of Financial Accounting Standards
            (SFAS) No. 123, "Accounting for Stock-Based Compensation." Financial information for 2001 and 2000 was not restated per SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure and Amendment of FASB Statement No. 123."

      (2) Effective October 1, 2001, the company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," and reduced income by $36,563 for the cumulative effect of the accounting change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands except employee and per share data)

COMPANY OVERVIEW

INTRODUCTION

The company provides integrated computer systems products and related services, documents and financial services primarily to automotive retailers. Computer systems products include integrated software packages and computer hardware. Computer services include installation and maintenance of computer hardware, software training, ongoing support of software applications and professional services. Typically hardware, hardware installation and software training revenues (i.e. one-time revenues) are billed upon shipment and recognized over the implementation period. Depending on their nature, software license fees may be billed upon shipment or bundled with monthly software support services. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position
(SOP) 97-2, "Software Revenue Recognition" and related pronouncements. Service revenues are recorded ratably over the contract period or as services are performed. Software support and hardware maintenance revenues (i.e. recurring revenues) are invoiced monthly and recognized ratably over the term of the contract as services are provided. Professional services may be purchased separately or bundled with the initial sale of software. Professional services revenues are recognized as services are provided. Documents revenues are recorded when title passes upon shipment to customers. The company also offers financial services through Reyna Capital Corporation, Reyna Funding L.L.C. and a similar operation in Canada. Financial services revenues consist primarily of interest earned on financing the company's computer systems sales and are recognized over the lives of financing contracts, generally five years, using the interest method. See Note 1 to the Consolidated Financial Statements for more information of the company's revenue recognition policies.

Although the company's primary customers are automotive retailers in the United States and Canada, the company's financial performance is not necessarily correlated with the number of new vehicles sold by these retailers. Automotive retailers have other profit centers such as used vehicles, service and parts which provide a more consistent revenue stream and a greater proportion of a typical automotive retailer's income than provided by new vehicle sales. This allows automotive retailers to invest in products and services that improve customer satisfaction and increase productivity.

The company earns most of its income from recurring software and hardware maintenance revenues. About 80% of the company's revenues are recurring in nature when documents and financial services are included. Additionally, much of professional services revenues tend to be recurring in nature as programs are continued each year. This provides a measure of stability and limits the effect of economic downturns on the company's financial performance.

KEY ISSUES

On July 7, 2004, the company announced the resignation of its former Chief Executive Officer, Chairman and President. Philip A. Odeen, who had been serving as Lead Director, became Chairman and Acting Chief Executive Officer. A search committee was formed, comprised of the Acting Chief Executive Officer and certain outside directors, to permanently fill this position. This committee has engaged an executive search firm to help identify qualified candidates for this position. Numerous candidates have been interviewed and the company anticipates filling this position sometime during the first calendar quarter of 2005.

The company is in the process of implementing several actions to improve its sales and marketing execution. The company has added new sales leadership to drive strategic initiatives, initiated a more focused and rigorous sales management system and implemented a simpler and more effective sales compensation plan. The company has also increased the number of sales specialists focused on customer relationship management applications and expanded its inside sales effort. The marketing department is gathering competitive intelligence, obtaining customer references and testimonials, and developing strengthened return on investment and value propositions.

As a provider of software and related services, the company must continually develop new software offerings and upgrade existing solutions to meet customer requirements and increase revenues. The company has invested in research and development during recent years to develop new software solutions. As a result, the company currently has several software solutions which are relatively new and in the early stages of their lifecycle. In August 2003, the company launched RGS Suite, the company's next generation dealer management system. The company has significantly slowed the rate of RGS Suite installations scheduled in 2005 to focus on necessary software enhancements and improvements, system usability and implementation improvements. The company has also taken a series of actions to improve product development and ensure the readiness of software solutions. The company has consolidated profit and loss responsibility for all software solutions and related services under one management, devoted additional senior management resources to focus on product development and created a Solutions Readiness Council to improve solution readiness standards and processes.

RESULTS OF OPERATIONS

The following summaries of accounting changes, reorganization costs and special items, business combinations and segment reporting and reclassifications have been provided to facilitate an understanding of management's discussion and analysis. Additional disclosures for these items have been provided in the Notes to the Consolidated Financial Statements.

ACCOUNTING CHANGES

Effective October 1, 2003, the company elected to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock-based compensation expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Accordingly, prior year financial statements have been restated to reflect the adoption of SFAS No. 123. See Note 14 to the Consolidated Financial Statements for additional disclosures about this accounting change.

During fiscal year 2002, the company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," and recorded a cumulative effect of accounting change of $36,563 ($60,938 net of income tax benefits of $24,375) effective October 1, 2001. See Note 4 to the Consolidated Financial Statements for additional discussion of this accounting change.

REORGANIZATION COSTS AND SPECIAL ITEMS

On October 2, 2003, the company announced the consolidation of its automotive Documents printing plant, located in Grand Prairie, Texas, into the company's Celina, Ohio manufacturing facility. All employees located in Texas were offered the opportunity to accept a position in the Ohio facility. Those not accepting a position in Ohio were offered severance and outplacement services. Grand Prairie document production operations ceased in December 2003 and 72 positions were eliminated. The company added about 65 positions at the Celina, Ohio manufacturing facility as production was transferred from Grand Prairie. During 2004, the company also reorganized the Documents sales force, eliminating 37 positions, and eliminated 121 additional positions in Software Solutions development, Services and administration.

Through September 30, 2004, the company incurred expense of $7,054 before taxes or $.06 per share after taxes for severance, outplacement, relocation and other plant consolidation efforts and eliminated 230 positions. The company does not anticipate incurring additional expenses related to these efforts in 2005. See
Note 2 to the Consolidated Financial Statements for additional disclosures about these reorganization costs.

During the second quarter of fiscal year 2002, the company recorded several items that when combined added $742 or $.01 per share to earnings. The company settled a state income tax audit that covered fiscal years 1992 through 1998. Based on the settlement, the company reduced interest and income tax accruals for fiscal years 1999 through 2001. The company also filed amended returns in a number of states to correct the apportionment and allocation of taxable income among the states. The combination of audit settlements, accrual adjustments and amended returns added $5,890 or $.08 per share of earnings in the second quarter of fiscal year 2002. The income tax adjustments were recorded as follows: $2,310 in selling, general and administrative (SG&A) expenses, primarily for professional fees associated with obtaining the income tax benefits, $1,709 for the reversal of previously recorded interest expense, $819 of interest income on tax refunds, $200 of other charges and $5,872 of income tax benefits. During the second quarter of fiscal year 2002, the company also recorded $8,552 of expenses ($5,251 or $.07 per share after income taxes) for the following items: employee termination benefits of $4,492 for 114 employees, communications software distributed to customers of $2,500 and real estate costs of $1,560. These items were recorded as follows:
$2,000 in cost of sales, $6,552 in SG&A expenses and related income tax benefits of $3,301. During March 2002, the company also sold its shares of Kalamazoo Computer Group plc of the United Kingdom for cash of $1,636 and recorded a gain, after tax benefit, of $103. The company recorded a pretax loss of $12,274, included with equity in net losses of affiliated companies on the Statement of Consolidated Income, and income tax benefits of $12,377 related to the sale of these shares, included in the provision for income taxes on the Statement of Consolidated Income.

BUSINESS COMBINATIONS

In October 2003, the company purchased the outstanding shares of Incadea GmbH, a provider of global automotive retailing software solutions. At the time of the acquisition, privately-held Incadea, based in Raubling, Germany, had annualized revenues of about $6,000.

In October 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. At the time of the acquisition, Third Coast Media, headquartered in Richardson, Texas, had annualized revenues of about $5,000.

In November 2002, the company purchased all outstanding shares of Networkcar, Inc., the provider of a telematics device, which monitors a car's diagnostic information, locates stolen cars through a satellite-based Global Positioning System and performs remote emissions testing. Networkcar had annual revenues of about $1,000 in 2002.

In August 2002, the company purchased BoatVentures.com Corporation, a provider of Web based applications and education processes to boat, power sports and recreational vehicle retailers and manufacturers. Privately-held
BoatVentures.com Corporation had revenues of about $1,000 in 2001. In September 2004, the company sold the net assets of BoatVentures.com for $2,100 and recorded a gain of $1,300.

See Note 3 to the Consolidated Financial Statements for more information on business combinations.

SEGMENT REPORTING AND RECLASSIFICATIONS

During the first quarter of 2004, the company changed its reporting segments to reflect the revised organizational structure of the company and began reporting financial information for the Software Solutions, Services, Documents and Financial Services segments. Prior year financial statements were restated to reflect financial statements consistent with the current year. In executing this realignment, the company also changed its method of allocating certain revenues and expenses. Prior year financial statements were restated, to the extent possible, to reflect financial statements consistent with 2004. It was not practical to restate financial statements for all changes. The estimated effect of these non-restated items was to increase Software Solutions 2004 revenues by $9,600 and operating income by $7,200. The offsetting unfavorable effect of these changes was included in the Services segment.

In 2003, the company changed its allocation methodology for certain expenses, the effect of which was to report certain expenses as costs of sales instead of SG&A expenses. This improved allocation of expenses was made possible by a new general ledger system. Management believes the new allocation methodology reduced gross margin by between one and two percentage points as compared to 2002. In was not practical to restate 2002 financial statements.

In 2005, the company's segment reporting will consist of three reporting segments; Software Solutions, Documents and Financial Services. Software Solutions will be comprised of the former Software Solutions segment and the former Services segment. This reporting will reflect the most recent management reorganization which places all software solutions and related services under common leadership. This reporting will benefit investors, providing a truer economic picture of the company's solutions by combining the operating results of products and related services that are sold together. For example, software licenses and related software training will be included in a single segment. In 2004, these items were separated, with software licenses reported in the Software Solutions segment and the related software training reported in the Services segment. Management will review the financial results of Software Solutions, Documents and Financial Services to measure performance and allocate resources. There will be no changes in the reporting of the Documents and Financial Services segments. See Note 12 to the Consolidated Financial Statements for additional disclosures regarding business segments.

CONSOLIDATED SUMMARY

                                                                                   2004 vs. 2003          2003 vs. 2002
                                            2004         2003          2002           Change                  Change
                                          --------    ----------     --------    ----------------        --------------
Net sales and revenues                    $982,241    $1,008,245     $992,383    ($26,004)     -3%        $15,862     2%
Gross profit                              $543,754    $  559,400     $572,934    ($15,646)     -3%       ($13,534)   -2%
    % of revenues                             55.4%         55.5%        57.7%
SG&A expenses                             $399,776    $  383,762     $411,681     $16,014       4%       ($27,919)   -7%
    % of revenues                             40.7%         38.1%        41.5%
Operating income                          $143,978    $  175,638     $161,253    ($31,660)    -18%        $14,385     9%
    % of revenues                             14.7%         17.4%        16.2%
Income before cumulative effect of
    accounting change                     $ 92,643    $  109,800     $104,012    ($17,157)    -16%        $ 5,788     6%
Cumulative effect of accounting change    $      0    $        0     ($36,563)    $     0                 $36,563
Net income                                $ 92,643    $  109,800     $ 67,449    ($17,157)    -16%        $42,351    63%
Basic earnings per common share
    Income before cumulative effect of
        accounting change                 $   1.40    $     1.61     $   1.47    ($  0.21)    -13%        $  0.14    10%
    Net income                            $   1.40    $     1.61     $   0.95    ($  0.21)    -13%        $  0.66    69%
Diluted earnings per common share
    Income before cumulative effect of
        accounting change                 $   1.37    $     1.56     $   1.42    ($  0.19)    -12%        $  0.14    10%
    Net income                            $   1.37    $     1.56     $   0.92    ($  0.19)    -12%        $  0.64    70%

In 2004, consolidated net sales and revenues declined 3% as growth in Software Solutions recurring software revenues was more than offset by a decline in Software Solutions one-time hardware and software sales and revenue declines in Services, Documents and Financial Services. The backlog of new orders for Software Solutions and Services computer systems products and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $44,000 at September 30, 2004 compared to $65,000 at September 30, 2003. In 2003, revenues increased slightly over 2002 as Software Solutions segment revenues grew 9% while revenues declined in the other three segments.

In 2004, gross profit declined primarily because of the decline in revenues. Growth in Software Solutions recurring software revenues was offset by higher software amortization costs related to RGS Suite. See the Software Solutions caption of this analysis for additional information regarding software amortization expenses. Other costs affecting gross profit in 2004 were plant consolidation costs, fourth quarter software costs and the impact of a fourth quarter adjustment to record a non-income tax liability. This fourth quarter adjustment was offset by lower income taxes. In 2003, gross profit reflected lower Services and Documents revenues than in 2002. In 2003, gross profit also reflected a change in the allocation of certain expenses previously reported as SG&A expenses to cost of sales. This improved allocation of expenses was made possible by a new general ledger system. It was not practical to restate 2002 financial results.

In 2004, SG&A expenses increased over 2003, both in dollars and as a percentage of revenues, primarily because of higher research and development (R&D) expenses as no software development costs were capitalized. In 2004, SG&A expenses also included $5,422 of reorganization expenses (see Note 2 to the Consolidated Financial Statements), $4,825 of fourth quarter employee separation costs and $3,330 of consulting costs to reengineer the company's order-to-cash process. In 2003, SG&A expenses declined from 2002, both in total dollars and as a percentage of revenues, primarily because of the change in cost allocation methodology which shifted certain expenses to cost of sales. Also contributing to lower SG&A expenses in 2003 was a decline in the number of employees. Fiscal year 2002 SG&A expenses also included $8,862 of special items previously discussed under the

Reorganization Costs and Special Items caption of this analysis. Research and development expenses were approximately $93,000 in 2004, $72,000 in 2003 and $68,000 in 2002. The 2004 increase in R&D expenses occurred primarily because no software development costs were capitalized, compared to capitalization of $16,270 in 2003 and $20,370 in 2002. See the Software Solutions caption of this analysis for additional information regarding R&D expenses and software capitalization.

Operating margins were 14.7% in 2004, compared to 17.4% in 2003 and 16.2% in 2002. In 2004, operating margins were negatively affected by higher R&D expenses, many of the other costs previously discussed and the October 2003 acquisition of Incadea GmbH which had revenues of $6,036 and operating losses of $5,996 in 2004. In 2003, operating margins were higher than in 2002, because 2002 included the effect of special items previously discussed. In 2003, operating income included losses of $11,000 from the acquisitions of BoatVentures.com (acquired in August 2002), Networkcar (acquired in November
2002) and Internet Lead Management (formerly Microsoft's DealerPoint, a software license acquired in January 2003).

In 2004, other income declined from 2003, primarily because less interest expense was capitalized in 2004. In 2003 and 2002, interest was capitalized in connection with capitalized software development costs. In 2003, interest expense declined from 2002, primarily because of the full year effect of an interest rate swap entered into in February 2002. This interest rate swap effectively converted 7% fixed rate debt into variable rate debt, which averaged 4.1% in 2004, 3.3% in 2003 and 4.3% in 2002. The 2003 benefit of this swap was partially offset by lower capitalized interest than in 2002 because of the completion of a building construction project. Equity in net income of affiliated companies increased in 2004 because of higher income from the company's investment in ChoiceParts, which was profitable in 2004 as compared to losses in 2003 and 2002. Fiscal year 2002 also included a loss of $12,274 related to the sale of the company's shares of Kalamazoo Computer Group plc. This loss was offset by income tax benefits of $12,377. In 2004 other charges included a $1,612 pretax gain on the sale of the company's shares of Carsales.com, an affiliate of Reynolds and Reynolds (Australia). Also included in 2004, was a $1,301 pretax gain on the sale of the net assets of Boatventures.com. In 2003, the company sold its investment in Credit Online and recorded a pretax gain of $1,369.

The effective income tax rate was 37.3% in 2004, compared to 39.0% in 2003 and 29.6% in 2002. The effective income tax rate was impacted by a number of items during the last three years. In 2004, the tax rate reflected a $1,859 reduction of income taxes, primarily related to Ohio income tax legislation enacted during the quarter ended December 31, 2003. The 2004 tax rate was also lowered in the fourth quarter as an income tax reserve was reversed while the appropriate pretax reserve was recorded. Additionally, an adjustment was made during the fourth quarter to recognize the deductibility of all chief executive officer compensation in 2004. In the third quarter of 2003, the tax rate reflected $3,400 of higher state income tax expense ($2,210 net of federal income tax benefits) related to Ohio tax legislation enacted in late June 2003. This tax law resulted in increased taxable income apportioned to the state of Ohio and did not reduce taxable income apportioned to other states. In the fourth quarter of 2003, the tax rate included a $2,233 reduction of state income tax expense ($1,451 net of federal income tax benefits). This reduction of state income tax expense represented the recognition of deferred state income taxes as states clarified the deductibility of federal bonus depreciation. Fiscal year 2002 included the tax benefits described in the Reorganization and Special Items caption of this analysis. The increase in the adjusted 2004 effective income tax rate, compared to 2003 and 2002 adjusted effective income tax rates, resulted primarily from the effect of international tax rates related to the October 2003 purchase of Incadea GmbH. In 2005, the effective income tax rate is expected to increase to 42% because of the greater impact of international operations and estimated reduced benefits from stock option exercises. The following table has been presented to illustrate the effect of the items previously discussed on the company's effective income tax rates for 2004, 2003 and 2002 and to reconcile the adjusted effective income tax rates to the effective income tax rates.

                                                                Income       Income          Effective
                                                                Before         Tax            Income
                                                                Income      Provision          Tax
                                                                 Taxes      (Benefit)          Rate
                                                               --------     --------         ------
2004
Adjusted amounts                                               $149,690      $59,313           39.6%
Ohio income tax legislation                                                   (1,859)
Record non-income tax liability                                  (1,524)        (596)
Record interest on non-income tax liability                        (297)        (115)
Reverse reserve previously included in income tax
   liability                                                                  (1,110)
CEO compensation deduction adjustment                                           (407)
                                                               --------      -------
Reported amounts                                               $147,869      $55,226           37.3%
                                                               ========      =======
2003
Adjusted amounts                                               $180,028      $69,469           38.6%
Ohio income tax legislation                                                    2,210
State deferred income tax adjustment for federal
    bonus depreciation                                                        (1,451)
                                                               --------      -------
Reported amounts                                               $180,028      $70,228           39.0%
                                                               ========      =======
2002
Adjusted amounts                                               $159,931      $61,912           38.7%
 State income tax audit settlements & related accrual
    adjustments and adjustments for amended tax returns              18       (5,872)
Sale of equity interest in Kalamazoo Computer Group plc         (12,274)     (12,377)
                                                               --------      -------
Reported amounts                                               $147,675      $43,663           29.6%
                                                               ========      =======

SOFTWARE SOLUTIONS

                                                                                2004 vs. 2003        2003 vs. 2002
                                     2004            2003           2002            Change               Change
                                   --------        --------       --------     ---------------     ----------------
Net sales and revenues             $539,763        $540,572       $497,874     ($   809)     0%     $42,698       9%
Gross profit                       $364,497        $361,385       $345,627      $ 3,112      1%     $15,758       5%
    % of revenues                      67.5%           66.9%          69.4%
SG&A expenses                      $237,198        $224,563       $238,236      $12,635      6%    ($13,673)     -6%
    % of revenues                      43.9%           41.6%          47.8%
Operating income                   $127,299        $136,822       $107,391     ($ 9,523)    -7%     $29,431      27%
    % of revenues                      23.6%           25.3%          21.6%

During the first quarter of 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. It was not practical to restate financial statements for all changes. The estimated effect of these non-restated items was to increase Software Solutions revenues by $9,600 and operating income by $7,200 in 2004. The offsetting unfavorable effect of these changes was included in the Services segment. See Note 12 to the Consolidated Financial Statements for additional disclosures about segment reporting.

The company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Upon general release of a software product, the capitalized software development costs are amortized to expense over the estimated economic life of the product. The following table summarized the impact of software capitalization and amortization.

                                                                          2004 vs. 2003        2003 vs. 2002
                                       2004           2003       2002         Change               Change
                                     --------       -------    -------   ---------------       -------------
Total R&D cash expenditures          $ 93,000       $88,270    $88,370   $ 4,730       5%      ($ 100)     0%
Less capitalized software
   development costs                        0       (16,270)   (20,370)   16,270    -100%       4,100    -20%
                                     --------       -------    -------   -------               ------
Total R&D expenses (SG&A
   expenses)                           93,000        72,000     68,000    21,000      29%       4,000      6%
Software amortization
   expenses (cost of sales)            18,823         3,455        403    15,368     445%       3,052    757%
                                     --------       -------    -------   -------               ------
Total expenses                       $111,823       $75,455    $68,403   $36,368      48%      $7,052     10%
                                     ========       =======    =======   =======               ======

Total R&D expenditures increased 5% in 2004 because of the acquisition of Incadea GmbH. However, as illustrated in the table, the overall impact of software development was much greater. In August 2003, RGS Suite, the company's next generation dealer management system was available for general release to customers. At this time the company stopped capitalizing software development costs related to RGS Suite and began amortizing these costs over seven years. Software amortization expenses related to RGS Suite were $13,094 in 2004 and $2,182 in 2003 and were recorded in cost of sales. As of September 30, 2004, the unamortized balance of software development costs related to RGS Suite was $76,378. The company believes that the capitalized costs will be recovered from cash flow from future product revenues.

In 2004, net sales and revenues were essentially flat with 2003. Recurring software revenues increased 9% while one-time hardware and software sales declined 25%. Recurring revenues grew primarily because of growth in Reynolds Web Solutions revenues (which is converting to a recurring revenue model), higher ERA software support revenues primarily because of additional applications supported, growth of Contact Management revenues because of greater volume and the October 2003 acquisition of Third Coast Media. Recurring revenues also reflected the favorable benefit of the non-restated items previously mentioned. The company also implemented an annual price increase effective March 1, 2004 to offset inflation. One-time hardware and software sales declined from 2003 primarily as a result of fewer sales of ERA dealer management systems and related peripherals. One-time software sales also declined as a result of the transition of Reynolds Web Solutions to a recurring revenue model (the first half of 2003 was still predominately a one-time sales recognition model). One-time sales included $5,257 of revenues from Incadea GmbH, acquired in October 2003. Gross profit increased in 2004, because of the growth in higher margin recurring software revenues, which more than offset the decline in lower margin one-time hardware and software sales. Gross profit benefited in 2004, from the previously mentioned change in method of allocating certain revenues and expenses. Cost of sales also included the previously mentioned software amortization costs related to RGS Suite. In the fourth quarter of 2004, cost of sales also reflected $1,855 of additional software costs to write-off other capitalized software which will not be recovered by estimated future cash flows. SG&A expenses increased over last year primarily because of higher research and development expenses as the company did not capitalize any software development costs during fiscal year 2004. SG&A expenses benefited from lower selling expenses, primarily the result of the change in allocation methodology among reporting segments. SG&A expenses also included $2,292 of reorganization costs and about $2,700 of fourth quarter employee separation costs in 2004. See Note 2 to the Consolidated Financial Statements for a discussion of these reorganization costs. Operating income and operating margin declined in 2004, primarily because of higher R&D expenses and the effect of consolidation costs.

In 2003, net sales and revenues increased 9% over 2002. Recurring software revenues increased 10% while one-time hardware and software sales increased 6%. Recurring revenues grew principally because of higher ERA software support revenues which increased primarily because of additional applications supported, growth in Network Services revenues and the addition of Internet Lead Management sales. Internet Lead Management resulted from a license agreement between the company and Microsoft in January 2003. The company also implemented an annual price increase effective March 1, 2003 to offset inflation. One-time hardware and software sales increased from 2002 primarily because of the higher sales of ERA dealer management systems and related peripherals. Partially offsetting this growth was a decline in one-time Reynolds Web Solutions revenues as a result of the transition to a recurring revenue model. Gross profit increased in 2003, because of the growth in higher margin recurring software revenues, which more than offset the decline in lower margin one-time hardware and software sales. In 2003, cost of sales included higher costs from the 2003 revised allocation methodology which shifted certain costs from SG&A expenses to cost of sales. The new allocation methodology reduced gross margin by about one to two percentage points in 2003. The improved allocation of expenses was made possible by a new general ledger system. It was not practical to restate 2002 financial results. Cost of sales also included the ramp-up costs to transition support of Internet Lead Management to the company from Microsoft and software amortization costs related to RGS Suite. SG&A expenses declined in 2003 because of the 2003 change in cost allocation methodology, the reduced number of employees and 2002's special items previously discussed. Operating income and operating margin increased in 2003, primarily because of the increase in revenues.

SERVICES

                                                                            2004 vs. 2003            2003 vs. 2002
                                  2004         2003         2002               Change                    Change
                                --------     --------     --------       ------------------        -----------------
Net sales and revenues          $244,410     $256,902     $269,277       ($12,492)       -5%       ($12,375)      -5%
Gross profit                    $ 65,769     $ 76,093     $ 90,934       ($10,324)      -14%       ($14,841)     -16%
    % of revenues                   26.9%        29.6%        33.8%
SG&A expenses                   $ 93,087     $ 87,783     $ 94,132        $ 5,304         6%       ($ 6,349)      -7%
    % of revenues                   38.1%        34.2%        35.0%
Operating loss                 ($ 27,318)   ($ 11,690)   ($  3,198)      ($15,628)                 ($ 8,492)
    % of revenues                  -11.2%        -4.6%        -1.2%

During the first quarter of 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. It was not practical to restate financial statements for all changes. The estimated effect of these non-restated items was to reduce Services revenues by $9,600 and operating income by $7,200 in 2004. The offsetting favorable benefit of these changes was included in the Software Solutions segment. See
Note 12 to the Consolidated Financial Statements for additional disclosures about segment reporting.

In 2004, Services revenues declined from 2003 primarily because of the aforementioned effect of non-restated items and lower Campaign Management Services revenues which resulted from the loss of a customer in April 2003. Partially offsetting this revenue decline was growth of professional services revenues. Gross profit declined from 2003, primarily because of the decline in revenues. Additionally, the company has incurred higher implementation costs associated with RGS Suite. Cost of sales included a $1,524 expense to record a non-income tax liability. This expense was offset by lower income taxes. Cost of sales also included $805 of software license costs as sales were discontinued. SG&A expenses included $1,535 of reorganization costs and about $1,200 of fourth quarter employee separation costs in 2004. The remainder of the increase in SG&A expenses over 2003 resulted primarily from a higher allocation of selling expenses in 2004. Operating income and operating margins reflected the decline in revenues and the aforementioned cost items.

In 2003, Services revenues declined from 2002 as growth of credit applications revenues was more than offset by declines in Reynolds Consulting Services and Campaign Management Services. Reynolds Consulting Services revenues reflected a decline in the number of consulting days delivered and Campaign Management Services lower revenues resulted from the loss of a customer in April 2003. Gross profit and operating income declined in 2003, primarily because of the decline in revenues which resulting in lower utilization of consultants and lower fixed cost coverage for Campaign Management Services. In 2003, cost of sales also included higher costs from the 2003 revised allocation methodology which shifted certain costs from SG&A expenses to cost of sales. The new allocation methodology reduced gross margin by between one and two percentage points in 2003. The improved allocation of expenses was made possible by a new general ledger system. It was not practical to restate 2002 financial results. Also reflected in operating income were operating losses from the Networkcar, acquired in November 2002.

DOCUMENTS

                                                                             2004 vs. 2003            2003 vs. 2002
                                   2004         2003         2002                Change                   Change
                                 --------     --------     --------        -----------------        ------------------
Net sales and revenues           $166,254     $174,239     $183,523        ($7,985)       -5%       ($ 9,284)       -5%
Gross profit                     $ 88,938     $ 94,233     $105,308        ($5,295)       -6%       ($11,075)      -11%
    % of revenues                    53.5%        54.1%        57.4%
SG&A expenses                    $ 62,940     $ 64,266     $ 71,172        ($1,326)       -2%       ($ 6,906)      -10%
    % of revenues                    37.9%        36.9%        38.8%
Operating income                 $ 25,998     $ 29,967     $ 34,136        ($3,969)      -13%       ($ 4,169)      -12%
    % of revenues                    15.6%        17.2%        18.6%

Documents sales declined in both 2004 and 2003 because of a decrease in the volume of business forms sold which more than offset the effect of annual price increases to offset inflation. Sales also declined about $2,229 in 2004 because of the company's decision to stop selling low-margin stock continuous and copy paper products in the second half of 2004. Excluding the impact of stock continuous and copy paper, sales declined 3% in 2004. The company expects the sales of certain documents to continue to decline as advances in technology continue. Gross profit declined in 2004 and 2003 because of the decline in sales. Gross margin declined in 2004 because of $1,596 of plant consolidation costs, partially offset by a $605 gain on the sale of the closed facility. These plant items reflected the consolidation of the Grand Prairie, Texas printing plant into the Celina, Ohio manufacturing facility and the subsequent sale of the Grand Prairie plant. See Note 2 to the Consolidated Financial Statements for a discussion of these reorganization costs. In 2003, gross margins declined primarily because of lower sales, which reduced fixed cost coverage and contributed to manufacturing inefficiencies. Gross margin was also negatively impacted by the change in allocation methodology, which shifted certain expenses from SG&A expenses to cost of sales. It was not practical to restate 2002 results. SG&A expenses declined in 2004 and 2003 as a result of lower sales and the 2003 change in allocation methodology. SG&A expenses also included $1,625 of costs in 2004 to close the Grand Prairie manufacturing facility and reorganize the documents sales force. Operating income declined in 2004 and 2003 primarily because of the lower sales. In 2004, operating margin declined primarily because of $3,221 of plant consolidation and sales force reorganization costs. These costs were partially offset by a $605 gain on the sale of the Grand Prairie plant. In 2003, the decline in operating margin resulted primarily from the sales decline.

FINANCIAL SERVICES

                                                                             2004 vs. 2003            2003 vs. 2002
                                    2004         2003         2002               Change                   Change
                                  -------      -------      -------        -----------------        ------------------
Net sales and revenues            $31,814      $36,532      $41,709        ($4,718)      -13%       ($5,177)       -12%
Gross profit                      $24,550      $27,689      $31,065        ($3,139)      -11%       ($3,376)       -11%
    % of revenues                    77.2%        75.8%        74.5%
SG&A expenses                     $ 6,551      $ 7,150      $ 8,141        ($  599)       -8%       ($  991)       -12%
    % of revenues                    20.6%        19.6%        19.5%
Operating income                  $17,999      $20,539      $22,924        ($2,540)      -12%       ($2,385)       -10%
    % of revenues                    56.6%        56.2%        55.0%

Financial Services revenues declined in each of the past two years primarily because of lower average interest rates. Average receivable balances declined as a result of lower one-time sales in Software Solutions and Services and also contributed to the revenue decline in 2004 and 2003. Gross profit also declined in each of the past two years because of the declines in revenues. Interest rate spreads were 4.4% in 2004, 5.1% in 2003 and 4.9% in 2002. In 2004, the tax
treatment for the majority of financing agreements changed from true leases to installment sales contracts. The impact of this change was to lower deferred income tax benefits. Assuming no change in the finance receivable balance, additional debt would be required in the future to finance the portfolio because of the reduced tax benefits. SG&A expenses declined each of the past two years primarily because of lower bad debt expenses. Bad debt expenses were $3,064 in 2004, $3,765 in 2003 and $4,450 in 2002. Operating income declined each year because of the declines in revenues. Operating margins remained fairly consistent over the three years.

LIQUIDITY AND CAPITAL RESOURCES

AUTOMOTIVE SOLUTIONS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)

The company's balance of cash and equivalents was $116,792 at September 30, 2004. Cash flows from operating activities were $161,782 during 2004 and resulted primarily from net income, adjusted for non cash charges such as depreciation and amortization. Collections of both trade accounts receivable and other accounts receivable also contributed significantly to cash flow from operations. The reduction in trade receivable balances resulted from the implementation of new systems and processes. Cash flows used for investing activities included the company's purchases of Third Coast Media and Incadea GmbH for a combined $12,145. An additional $5,046 of Incadea debt repayments is included in financing activities. Cash flows used for investing activities also included capital expenditures of $33,783, partially offset by proceeds from asset sales of $16,052. Fiscal year 2005 capital expenditures (net of proceeds from asset sales) in the ordinary course of business are anticipated to be about $25,000, including about $15,000 for buildings. See the Shareholders' Equity caption of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS

Financial Services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables primarily for the company's computer systems, used to make scheduled debt repayments and used to make dividend payments to Automotive Solutions.

CAPITALIZATION

The company's ratio of total debt (total Automotive Solutions debt) to capitalization (total Automotive Solutions debt plus shareholders' equity) was 18.1% at September 30, 2004 and 18.4% at September 30, 2003. During the first quarter of 2004, the company repaid $5,046 of debt assumed in the purchase of Incadea GmbH. Remaining credit available under a committed revolving credit agreement was $138,000 at September 30, 2004. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until needed.

On January 22, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow funds using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. On May 19, 2004, the loan funding agreement was modified to increase the borrowing limit from $100,000 to $150,000. Interest is payable on a variable rate basis. This loan funding agreement is renewable annually through January 23, 2006. The outstanding borrowings under this arrangement were included with Financial Services notes payable on the Consolidated Balance Sheets. As of September 30, 2004, the balance outstanding on this facility was $100,000.

The company has consistently produced operating cash flows sufficient to fund normal operations. These operating cash flows result from stable operating margins and a high percentage of recurring revenues which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of September 30, 2004, the company could issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year. During the quarter ended March 31, 2004, Moody's Investors Service lowered the company's senior unsecured rating to Baa2 from Baa1. Standard and Poors maintained a rating of BBB. The company does not expect this action to have a material effect on the company's financial statements or its ability to access capital markets. On April 8, 2004, the company obtained a new $200,000 revolving credit agreement and terminated the old agreement. The new revolving credit agreement has a five-year term. As of September 30, 2004, the balance outstanding on this facility was $62,000.

See Note 7 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of September 30, 2004, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in Note 8 to the Consolidated Financial Statements.

The company paid cash dividends of $28,961 in 2004, $30,024 in 2003 and $31,089 in 2002. Dividends per Class A common share were $.44 per share in each of 2004, 2003 and 2002. Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

The company repurchased $156,419 of Class A common shares in 2004, $127,871 in 2003 and $125,381 in 2002. Average prices paid per share were $27.35 in 2004, $26.99 in 2003 and $26.23 in 2002. As of September 30, 2004, the company could repurchase an additional 2,445 Class A common shares under existing board of directors' authorizations.

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

POSTRETIREMENT BENEFITS

The company sponsors defined benefit pension plans for most employees. The company also sponsors a defined benefit medical plan and a defined benefit life insurance plan for certain employees. The company's postretirement plans are described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2004. The company accounts for its postretirement benefit plans according to SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These statements require the use of actuarial models that allocate the cost of an employee's benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The company adjusted assumptions used to measure the amount of postretirement benefit expense, increasing the discount rate from 6.0% in fiscal year 2004 to 6.25% in fiscal year 2005. The expected long-term rate of return on plan assets was estimated at 8.25% for both 2004 and 2005. The company is not required to make minimum contributions to its postretirement plans in 2005, although the company may elect to make contributions. See Note 10 to the Consolidated Financial Statements for more detail disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations. The company's net periodic pension expense was $26,161 in 2004, $21,405 in 2003 and $21,104 in 2002. The company's net periodic postretirement medical and life insurance expense was $4,750 in 2004, $5,118 in 2003 and $4,679 in 2002. As of the June
30, 2004 measurement date, a one percentage point increase in the assumed healthcare cost trend rate would increase net periodic postretirement medical and life insurance expense by $2,322 and a one percentage point decrease in the assumed healthcare cost trend rate would decrease net periodic postretirement medical and life insurance expense by $2,032.

PRINCIPAL CONTRACTUAL OBLIGATIONS

                                                       Less Than                               More Than
                                            Total        1 Year     1-3 Years    4-5 Years      5 Years
                                           --------    ---------    ---------    ---------     --------
Long-term debt
    Automotive Solutions                   $100,000                  $100,000
    Financial Services                      192,131     $ 77,400       63,509      $51,222
Interest payments
    Automotive Solutions                      9,065        4,110        4,955
    Financial Services                       13,466        5,824        5,873        1,769
Operating leases                             31,029        7,420        9,268        5,443       $8,898
Computer services agreement                  96,025       19,205       38,410       38,410            0
                                           --------     --------     --------      -------       ------
Total contractual obligations              $441,716     $113,959     $222,015      $96,844       $8,898
                                           ========     ========     ========      =======       ======

Interest payments were estimated using interest rates in effect as of September 30, 2004. The net effect of interest rate swaps outstanding as of September 30, 2004, was considered in determining estimated interest payments.

MARKET RISKS

INTEREST RATES

The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt, which averaged 3.6% in 2004. These interest rate swap agreements were designated as fair value hedges. The company does not use financial instruments for trading purposes.

The Financial Services segment of the business, including Reyna Funding L.L.C., a consolidated affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. During 2004, Reyna Funding, L.L.C. entered into $36,609 of interest rate swaps to replace maturing interest rate swaps.

As of September 30, 2004, a one percentage point increase in interest rates would increase consolidated interest expense by $1,620 while a one percentage point decline in interest rates would reduce consolidated interest expense by $1,620. See Note 7 to the Consolidated Financial Statements for additional disclosures regarding the company's debt instruments and interest rate management agreements.

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations, primarily in Canada, which accounted for 8% of net sales and revenues in 2004. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At September 30, 2004, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at September 30, 2004, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

CONTINGENCIES

See Note 13 to the Consolidated Financial Statements for a discussion of the company's contingencies.

ACCOUNTING STANDARDS

See Note 15 to the Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements in this Management's Discussion and Analysis of the Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management's judgment, beliefs, current trends and market conditions. Forward-looking statements made by the company may be identified by the use of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. The company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See also the discussion of factors that may affect future results contained in the company's Current Report on Form 8-K filed with the SEC on November 3, 2004, which is incorporated herein by reference.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risks" section in Management Discussion and Analysis (Part II, Item 7 of this report on page 20).

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV (page 25) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM  9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Reynolds management, including the Acting Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Acting Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, background information and business experience for each of the company's directors and nominees are incorporated herein by reference to the section of the company's Proxy Statement for its 2005 Annual Meeting of Shareholders captioned "PROPOSAL I - ELECTION OF DIRECTORS."

                       EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the company, as of December 1, 2004, are:

NAME                                          AGE          POSITION
-------                                       ---          --------
Philip A. Odeen                               69           Chairman of the Board and Acting Chief Executive Officer

Dale L. Medford                               54           Executive Vice President, Chief Financial
                                                           Officer, Chief Administrative Officer and Director

Douglas M. Ventura                            44           Executive Vice President  Operations, General Counsel
                                                           and Secretary

Michael J. Gapinski                           54           Treasurer and Assistant Secretary

Michael J. Berry                              41           Senior Vice President, Solutions Management

A description of prior positions held by executive officers of the company within the past 5 years is as follows:

Mr. Odeen has been Chairman of the Board and Acting Chief Executive Officer since July 2004; prior thereto, Chairman of TRW Inc. from 2001 until he retired in December 2002; prior thereto, Executive Vice President, TRW Inc., a technology manufacturing and services company, from 1998 to 2001.

Mr. Medford has been Executive Vice President, Chief Financial Officer and Chief Administrative Officer since July 2004; prior thereto, Executive Vice President and Chief Financial Officer from January 2001 to July 2004; prior thereto, Vice President, Finance, and Chief Financial Officer.

Mr. Ventura has been Executive Vice President Operations, General Counsel and Secretary since July 2004; prior thereto, Vice President Corporate and Business Development, General Counsel and Secretary from October 2003 to July 2004; prior thereto Vice President Business Development, General Counsel and Secretary from June 2002 to October 2003; prior thereto Vice President Alliances and Acquisitions, General Counsel and Secretary from January 2002 to June 2002; prior thereto, General Counsel and Secretary from September 2000 to January 2002; prior thereto was Associate General Counsel and Assistant Secretary from September 1996 to September 2000.

Mr. Gapinski has been Treasurer and Assistant Secretary with the company for more than five years.

Mr. Berry has been Senior Vice President, Solutions Management since August 2004; prior thereto, Senior Vice President Reynolds' Services Group since November 2003; prior thereto, held the position of Executive Vice President, Customer Support and General Manager, Retail Services of Comdata Corporation since June 2001; prior thereto, served in several different roles from December 1993 to June 2001 including Vice President and General Manager, Retail Payments Products and Vice President, Planning and Acquisitions, for Travelers Express Co., Inc.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with the filings required under Section 16(a) of the Securities Exchange Act of 1934 is herein incorporated by reference to the section of the company's Proxy Statement for its 2005 Annual Meeting of Shareholders captioned "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

The company has adopted a Code of Ethics for Principal Executives and Senior Financial Officers that applies to its Chief Executive Officer, Chief Financial Officer and its Controller. The Company has posted this Code of Ethics to its Web site, www.reyrey.com, and will provide a copy to any person without charge upon request in the manner set forth under Available Information on page 5 of this annual report.

ITEM  11. EXECUTIVE COMPENSATION

Information on compensation of the company's executive officers and directors is incorporated herein by reference to the section of the company's Proxy Statement for its 2005 Annual Meeting of Shareholders captioned "EXECUTIVE COMPENSATION."

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The number of Class A and Class B Common Shares of the company beneficially owned by each five percent shareholder and by all executive officers and directors as a group as of December 1, 2004 is incorporated herein by reference to the section of the company's Proxy Statement for its 2005 Annual Meeting of Shareholders captioned "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

The following table sets forth certain information as of September 30, 2004, regarding compensation plans under which the company's equity securities have been authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION
                      (In thousands except per share data)

                                Number of securities      Weighted-average          Number of securities remaining
                                to be issued upon         exercise price of         available for future issuance
                                exercise of outstanding   outstanding options,      under equity compensation
                                options, warrants and     warrants and rights       plans (excluding securities
Plan Category                   rights (a)                (b)                       reflected in column (a)).
---------------------------     -----------------------   --------------------      ------------------------------
Equity
compensation plans approved
by shareholders                          6,113                   $22.02                        4,006(1)

Equity
compensation plans not
approved by shareholders                 3,399                   $21.13                             (2)
                                         -----                                                 -----
TOTAL                                    9,512                   $21.35                        4,006
                                         =====                                                 =====

(1) The total number of Class A Common Shares ("Shares") authorized for issuance under the company's 2004 Executive Stock Incentive Plan and the 2004 REYShare Plus Plan (which were approved by the company's shareholders) is 3,300 and 1,100 Shares, respectively. See Note 9 to the Consolidated Financial Statements on page 50 for additional information regarding the company's equity compensation plans.

(2) Effective with the shareholder approval of the 2004 REYShare Plus Plan, no additional shares will be awarded from non-shareholder approved plans.

Following are the features of the equity compensation plans not approved by shareholders.

2001 SHARES PLAN

On August 7, 2001, the company's Board of Directors approved the 2001 Shares Plan. The plan was not approved by our shareholders. The purpose of the plan is to provide employees with an additional incentive to contribute to the company's success and to assist it in attracting and retaining the best personnel. The plan provides for the granting of non-qualified stock options to full-time employees and part-time, benefits-eligible employees who are not eligible to participate in any other stock option plans. The directors and key employees of the company participate in the Stock Option Plan - 1995, which was approved by our shareholders, and, therefore, they do not participate in this plan.

Pursuant to the 2001 Shares Plan, each year the Board of Directors determines the number of shares which may be issued upon the exercise of options to be granted on October 1 (or such other date determined by the Board) for the fiscal year under consideration. The 2001 Shares Committee, which consists of persons appointed by the Board who are not eligible to participate in the plan, has the authority to select the employees to receive stock options under the plan, determine the number of shares to be subject to the options granted, and determine the terms and conditions of the options granted including, without limitation, the option price. Each option is evidenced by an option certificate which sets forth the terms and conditions of the particular option as determined by the Committee. Unless the Committee determines otherwise, the exercise price per share subject to the option is the fair market value of our common stock on the date of grant, and the option is exercisable on and after the third anniversary of the date of grant provided that the employee has been continuously employed by us since the date of grant. Certain exceptions may be made by the Committee in the event the employee dies, retires or is terminated for reasons other than for cause. No option may have a term of more than ten years. The Committee has determined that for options granted on or after October 1, 2002, such options will be exercisable on and after the second anniversary (rather than the third anniversary) of the date of grant and that the term of such options will be seven years (rather than ten years). The plan expires on September 30, 2006 but may be earlier terminated or modified by the Committee or the Board of Directors, but no termination or modification of the plan or any option granted may adversely affect any stock option previously granted under the plan without the consent of the plan participant.

Effective with the approval of the 2004 REYShare Plus Plan at the 2004 Annual Meeting of Shareholders, no further grants will be made under the 2001 Shares Plan.

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

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions with management, certain business relationships and indebtedness of management is incorporated herein by reference to the section of the company's Proxy Statement for its 2005 Annual Meeting of Shareholders captioned "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICE

Information as to the company's principal accountant's fees and services is herein incorporated by reference to the section of the company's Proxy Statement for its 2005 Annual Meeting of Shareholders captioned "REPORT OF THE AUDIT COMMITTEE."

                                     PART IV
                             (Dollars in thousands)

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

      The following Consolidated Financial Statements of the company are set forth on pages 34-58.

         Statements of Consolidated Income - For The Years Ended
             September 30, 2004, 2003 and 2002

         Consolidated Balance Sheets - September 30, 2004 and 2003

         Statements of Consolidated Shareholders' Equity and Comprehensive
             Income - For The Years Ended September 30, 2004, 2003 and 2002

         Statements of Condensed Consolidated Cash Flows - For the Years Ended

             September 30, 2004, 2003 and 2002

         Notes to Consolidated Financial Statements (Including Supplementary
             Data)

(a)(2) FINANCIAL STATEMENT SCHEDULES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2004 ARE ATTACHED HERETO:

           Schedule II       Valuation Accounts             Page 59

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) EXHIBITS

Exhibit No.        Item
-----------        ----
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

Exhibit No.        Item
-----------        ----
(4)(c)             Appointment of Wells Fargo Bank, N.A. dated October 26, 2004 as successor Rights Agent to the Amended and Restated Rights Agreement dated December 1, 2001.

(9)                Not applicable.

(10)(a)*           Amended and Restated Employment Agreement with Lloyd G. Waterhouse, as of September 2,
                   2003; incorporated by reference to Exhibit (10)(a) to Form 10-K for the fiscal year ended September 30, 2003.

(10)(b)*           Agreement with Lloyd G. Waterhouse, Former Chief Executive Officer, Chairman and
                   President, dated July 29, 2004; incorporated by reference to Exhibit 10.1 to the company's Form 10-Q dated August 13, 2004 filed with Securities and Exchange Commission.

(10)(c)*           Employment Agreement with Dale L. Medford dated as of May 7, 2001; incorporated by reference to Exhibit (10)(d) to Form 10-K for the fiscal year ended September 30, 2001.

(10)(d)*           Employment Agreement with Douglas M. Ventura dated as of December 1, 2001; incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30,
                   2001.

(10)(e)*           Amended and Restated Change in Control Agreement dated as of November 11, 2003 between the company and Douglas M. Ventura; incorporated by reference to Exhibit 10(iii)(a) to the company's Form 10-Q dated February 13, 2004 filed with the Securities and Exchange
                   Commission.

(10)(f)*           Amended and Restated Change in Control Agreement dated as of November 11, 2003 between the company and Dale L. Medford; incorporated by reference to Exhibit 10(iii)(b) to the company's Form 10-Q dated February 13, 2004 filed with the Securities and Exchange
                   Commission.

(10)(g)*           Form of Retention Agreement, effective August 16, 2004, between the company and each of
                   Messrs. Medford, Ventura, Berry and eleven other officers.

(10)(h)*           Form of Change in Control Agreement, effective October 1, 2004, between the company and each of Messrs. Medford, Ventura, Gapinski, Berry, and four other officers;
                   incorporated by reference to Exhibit 10.1 to the company's Form 8-K dated October 6,
                   2004 filed with the Securities and Exchange Commission.

(10)(i)*           General form of Indemnification Agreement between the company and each of its directors dated as of August, 6, 2002; incorporated by reference to Exhibit (10)(j) to form 10-K for the fiscal year ended September 30, 2002.

(10)(j)*           Amended and Restated Stock Option Plan -- 1989, effective November 13, 2001;
                   incorporated by reference to Exhibit (10)(k) to Form 10-K for the fiscal year ended
                   September 30, 2001.

(10)(k)*           Restated Stock Option Plan - 1995, effective November 13, 2001; incorporated by reference to Exhibit (10)(k) to Form 10-K for the fiscal year ended September 30, 2001.

(10)(l)*           1996 Shares Plan, adopted August 6, 1996; incorporated by reference to Exhibit 4(e) to
                   Form S-8 filed on August 13, 1999.

(10)(m)*           Amended and Restated 2004 Executive Stock Incentive Plan effective November 8, 2004.

(10)(n)            Forms of Stock Incentive Agreements to be issued by the company to executive officers and other participants under the Amended and Restated 2004 Executive Stock Incentive
                   Plan effective November 8, 2004 and its predecessor effective February 12, 2004.

(10)(o)*           2001 Shares Plan, adopted August 7, 2001; incorporated by reference to Exhibit 4(g) to
                   Form S-8 filed on October 1, 2001.

(10)(p)*           Description of The Reynolds and Reynolds Company Annual Incentive Compensation Plan
                   adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(t) to Form
                   10-K for the fiscal year ended September 30, 1987.

(10)(q)*           Description of The Reynolds and Reynolds Company Amended and Restated Annual Incentive
                   Compensation Plan effective October 1, 1995; incorporated by reference to (10)(ff) to
                   Form 10-K for the fiscal year ended September 30, 1995.

Exhibit No.        Item
-----------        ----
(10)(r)*           The Reynolds and Reynolds Company Retirement Plan Revised and Restated effective
                   October 1, 1997; incorporated by reference to (10)(bb) to Form 10-K for the fiscal year ended September 30, 2003 .

(10)(s)*           The Reynolds and Reynolds Company Supplemental Retirement Plan Restatement dated
                   October 1, 2002.

(10)(t)*           General Form of Deferred Compensation Agreement between the company and each of the following officers: R. H. Grant, III, and Dale L. Medford; incorporated by reference to
                   Exhibit (10)(p) to Form 10-K for the fiscal year ended September 30, 1983.

(10)(u)*           Resolution of the Board of Directors and General Form of Amendment dated December 1,
                   1989 to the Deferred Compensation Agreements between the company and Dale L. Medford;
                   incorporated by reference to Exhibit (10)(fff) to Form 10-K for the fiscal year ended
                   September 30, 1989.

(10)(v)*           General Form of Collateral Assignment Split-Dollar Insurance Agreement and Policy and
                   Non-Qualified Compensation and Disability Benefit Agreement between the company and each of the following officers: Michael J. Gapinski and Dale L. Medford; incorporated by reference to Exhibit (10)(dd) to Form 10-K for the fiscal year ended September 30,
                   1985.

(10)(w)*           Resolution of the Board of Directors and General Form of Amendment dated December 1,
                   1989 to the Non-Qualified Compensation and Disability Benefit between the company and each of the following officers: Michael J. Gapinski and Dale L. Medford; incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended September 30,
                   1989.

(10)(x)*           Amendment No. 3 to Loan Funding Agreement dated May 19, 2004 among Reyna Funding,
                   L.L.C., Jupiter Securitization Corporation and Bank One, N.A.; incorporated by reference to Exhibit 10.2 to the company's Form 10-Q dated August 13, 2004 filed with the Securities and Exchange Commission.

(10)(y)*           Credit Agreement dated April 4, 2004 among the company, Reyna Capital Corporation,
                   Credit Lyonnais New York Branch and JPMorgan Chase Bank; incorporated by reference to
                   Exhibit 10.3 to the company's Form 10-Q dated August 13, 2004 filed with the Securities and Exchange Commission.

(10)(z)            Agreement dated March 11, 1963, between the company and Richard H. Grant, Jr., restricting transfer of Class B Common Stock of the company; incorporated by reference to Exhibit 9 to Registration Statement No. 2-40237 on Form S-7.

(10)(aa)           Amendment dated February 14, 1984 to Richard H. Grant, Jr.'s Agreement restricting transfer of Class B Common Stock of the company dated March 11, 1963; incorporated by reference to Exhibit (10)(u) to Form 10-K for the fiscal year ended September 30, 1984.

(11)               Not applicable

(12)               Not applicable

(13)               Not applicable

(18)               Not applicable

(21)               List of subsidiaries

(22)               Not applicable

(23)               Consent of Independent Registered Public Accounting Firm

(24)               Not Applicable

Exhibit No.        Item
-----------        ----
(31.1)             Certification of Chief Executive Officer.

(31.2)             Certification of Chief Financial Officer.

(32.1)             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002.

(32.2)             Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002.

            * Contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 15(a)(3) of this report.

(b)   REPORTS ON FORM 8-K.

During the fourth quarter ended September 30, 2004, and first quarter to date, the following reports were filed:

On July 7, 2004, the company filed a report on Form 8-K that included the company's July 7, 2004 press release announcing changes to its executive management.

On July 21, 2004, the company filed a report on Form 8-K that included the company's July 7, 2004 press release announcing financial results for the quarter ended June 30, 2004.

On October 6, 2004, the company filed a report on Form 8-K disclosing that effective October 1, 2004, the Company entered into a Change in Control Agreement (the 'Agreement') with each of its executive officers (except for Mr.Philip A. Odeen, Chairman and Acting CEO) and certain other officers of the Company in substantially the form of Exhibit 10.1 to the form.

On November 3, 2004, the company filed a report on Form 8-K to update previously filed cautionary statements identifying important factors that could cause the company's actual results to differ materially from those projected in forward-looking statements that may be or have been made by or on behalf of the company from time to time in the company's SEC filings, press releases, and other oral or written announcements.

On November 3, 2004, the company filed a report on Form 8-K that included the company's November 3, 2004 press release announcing financial results for the quarter and year ended September 30, 2004.

On November 30, 2004, the company filed a report on Form 8-K disclosing the forms of incentive stock agreements awards granted to certain executives and members of the board of directors pursuant to the 2004 Executive Stock Incentive Plan.

(c)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K.

Please refer to Part IV, Item 15(a)(3) beginning on page 25.

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

                                       THE REYNOLDS AND REYNOLDS COMPANY

                                         By /s/ DOUGLAS M. VENTURA
                                            --------------------------------
                                            DOUGLAS M. VENTURA
                                            Executive Vice President Operations,
                                            General Counsel and Secretary

Date: December 13, 2004

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date: December 13, 2004

                                         By /s/ PHILIP A. ODEEN
                                            --------------------------------
                                            PHILIP A. ODEEN
                                            Chairman and Acting Chief Executive
                                            Officer
                                            (Principal Executive Officer)

Date: December 13, 2004

                                         By /s/ DALE L. MEDFORD
                                            --------------------------------
                                            DALE L. MEDFORD
                                            Executive Vice President, Chief
                                            Financial Officer (Principal
                                            Financial and Accounting
                                            Officer), Chief Administrative
                                            Officer and Director

Date: December 13, 2004

                                         By /s/ STEPHANIE W. BERGERON
                                            --------------------------------
                                            STEPHANIE W. BERGERON, Director

Date: December 13, 2004

                                         By /s/ DR. DAVID E. FRY
                                            -----------------------------------
                                            DR. DAVID E. FRY, Director

Date: December 13, 2004

                                         By /s/ RICHARD H. GRANT, III
                                            -----------------------------------
                                            RICHARD H. GRANT, III, Director

Date: December 13, 2004

                                         By /s/ IRA D. HALL
                                            -----------------------------------
                                            IRA D. HALL, Director

Date: December 13, 2004

                                         By /s/ CLEVE L. KILLINGSWORTH, JR.
                                            -----------------------------------
                                            CLEVE L. KILLINGSWORTH, JR.
                                            Director
Date: December 13, 2004

                                         By /s/ EUSTACE W. MITA
                                            -----------------------------------
                                            EUSTACE W. MITA, Director

Date: December 13, 2004

                                         By /s/ DONALD K. PETERSON
                                            -----------------------------------
                                            DONALD K. PETERSON, Director

Date: December 13, 2004

                                         By /s/ RENATO ZAMBONINI
                                            -----------------------------------
                                            RENATO ZAMBONINI, Director

                           ANNUAL REPORT ON FORM 10-K
                      ITEM 15(a)(1) and (2); 15(c) and (d)
                  Financial Statements, Schedules and Exhibits
                          Year Ended September 30, 2004
                        The Reynolds and Reynolds Company
                                  Dayton, Ohio

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

The company's management maintains an environment of multilevel controls. The Company Business Principles, for example, is signed by all employees upon hiring and annually thereafter and communicates high standards of integrity that are expected in the company's day-to-day business activities. The Company Business Principles addresses a broad range of issues including potential conflicts of interest, business relationships, accurate and timely reporting of financial information, and confidentiality of proprietary information, insider trading and social responsibility.

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

The company's independent registered public accounting firm, Deloitte & Touche LLP, perform an independent audit of the company's Consolidated Financial Statements. They have access to minutes of board meetings, all financial information and other corporate records. Their audit is conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and includes consideration of the system of internal controls. Their report is included in this annual report.

Another level of control resides with the audit committee of the company's board of directors. The committee, comprised of four directors who are not members of management, oversees the company's financial reporting process. They recommend to the board, subject to shareholder approval, the selection of the company's independent registered public accounting firm. They discuss the overall audit scope and the specific audit plans with the independent registered public accounting firm and the internal auditors. This committee also meets regularly (separately and jointly) with the independent registered public accounting firm, the internal auditors and management to discuss the results of those audits, the evaluation of internal controls, the quality of financial reporting and specific accounting and reporting issues.

/s/ PHILIP A. ODEEN                             /s/ DALE L. MEDFORD
-------------------                             -------------------
Acting Chief Executive Officer and Chairman     Executive Vice President,
                                                Chief Financial Officer and
                                                Chief Administrative Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders of The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and its subsidiaries as of September 30, 2004 and 2003, and the related statements of consolidated income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule included as Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the financial statements in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

As discussed in Note 9 to the financial statements in 2004, the Company elected to change its method of accounting for stock based compensation to conform to Statement of Financial Accounting Standards No. 123.

DELOITTE & TOUCHE LLP
Dayton, Ohio
December 8, 2004

                        STATEMENTS OF CONSOLIDATED INCOME
                      (In thousands except per share data)

For The Years Ended September 30                                        2004              2003              2002
--------------------------------                                      --------        -----------         --------
Net Sales and Revenues
   Software                                                           $539,763        $   540,572         $497,874
   Services                                                            244,410            256,902          269,277
   Documents                                                           166,254            174,239          183,523
   Financial services                                                   31,814             36,532           41,709
                                                                      --------        -----------         --------
   Total net sales and revenues                                        982,241          1,008,245          992,383
                                                                      --------        -----------         --------
Cost of sales
   Software                                                            175,266            179,187          152,247
   Services                                                            178,641            180,809          178,343
   Documents                                                            77,316             80,006           78,215
   Financial services                                                    7,264              8,843           10,644
                                                                      --------        -----------         --------
   Total cost of sales                                                 438,487            448,845          419,449
                                                                      --------        -----------         --------
Gross profit                                                           543,754            559,400          572,934
Selling, general and administrative expenses                           399,776            383,762          411,681
                                                                      --------        -----------         --------
Operating Income                                                       143,978            175,638          161,253
                                                                      --------        -----------         --------
Other Charges (Income)
   Interest expense                                                      4,935              3,842            4,126
   Interest income                                                      (2,005)            (2,705)          (3,848)
   Equity in net (income) losses of affiliated companies                (3,148)            (2,306)          13,201
   Other - net                                                          (3,673)            (3,221)              99
                                                                      --------        -----------         --------
   Total other charges (income)                                         (3,891)            (4,390)          13,578
                                                                      --------        -----------         --------
Income Before Income Taxes                                             147,869            180,028          147,675
Income Taxes                                                            55,226             70,228           43,663
                                                                      --------        -----------         --------
Income Before Cumulative Effect of Accounting Change                    92,643            109,800          104,012
Cumulative Effect of Accounting Change                                                                     (36,563)
                                                                      --------        -----------         --------
Net Income                                                            $ 92,643        $   109,800         $ 67,449
                                                                      ========        ===========         ========
Basic Earnings Per Common Share
   Income before cumulative effect of accounting change               $   1.40        $      1.61         $   1.47
   Cumulative effect of accounting change                                                                ($    .52)
   Net income                                                         $   1.40        $      1.61         $    .95
   Average number of common shares outstanding                          66,040             68,407           70,692

Diluted Earnings Per Common Share
   Income before cumulative effect of accounting change               $   1.37        $      1.56         $   1.42
   Cumulative effect of accounting change                                                                ($    .50)
   Net income                                                         $   1.37        $      1.56         $    .92
   Average number of common shares and equivalents outstanding          67,815             70,583           73,112

See Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

September 30                                                 2004            2003
------------                                              -----------     ----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
  Cash and equivalents                                    $   116,792     $  105,829
                                                          -----------     ----------
  Trade accounts receivable (less allowance for
    doubtful accounts: 2004--$6,404; 2003--$5,253)            102,293        118,694
                                                          -----------     ----------
  Other accounts receivables                                    3,637         21,063
                                                          -----------     ----------
  Inventories
    Finished products                                          12,420         11,921
    Work in process                                               314            295
    Raw materials and supplies                                    109            216
                                                          -----------     ----------
    Total inventories                                          12,843         12,432
                                                          -----------     ----------
  Deferred income taxes                                        14,650         11,910
                                                          -----------     ----------
  Prepaid expenses and other assets                            25,039         19,763
                                                          -----------     ----------
  Total current assets                                        275,254        289,691
                                                          -----------     ----------
Property, Plant and Equipment
  Land and improvements                                         9,527         11,447
  Buildings and improvements                                   89,397        119,168
  Computer equipment                                          125,230        123,383
  Machinery and equipment                                      41,714         41,435
  Furniture and other                                          40,541         44,124
  Construction in progress                                      7,994          1,808
                                                          -----------     ----------
  Total property, plant and equipment                         314,403        341,365
  Less accumulated depreciation                               135,956        156,674
                                                          -----------     ----------
  Net property, plant and equipment                           178,447        184,691
                                                          -----------     ----------
Intangible Assets
  Goodwill                                                     48,366         41,728
  Software licensed to customers                               83,757         94,472
  Acquired intangible assets                                   35,315         37,731
  Other                                                         7,490          8,531
                                                          -----------     ----------
  Total intangible assets                                     174,928        182,462
                                                          -----------     ----------
Other Assets                                                   79,426         89,498
                                                          -----------     ----------
Total Automotive Solutions Assets                             708,055        746,342
                                                          -----------     ----------

FINANCIAL SERVICES ASSETS
Cash                                                              901            722
Net Finance Receivables                                       351,649        394,292
Other Assets                                                      262            480
                                                          -----------     ----------
Total Financial Services Assets                               352,812        395,494
                                                          -----------     ----------
TOTAL ASSETS                                              $ 1,060,867     $1,141,836
                                                          ===========     ==========

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

September 30                                                 2004            2003
------------                                              -----------     ----------
AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
  Current portion of long-term debt
  Accounts payable
    Trade                                                 $    35,191     $   38,212
    Other                                                       6,122          7,705
  Accrued liabilities
    Compensation and related items                             28,230         32,195
    Income taxes                                               14,838         10,926
    Other                                                      27,093         21,041
  Deferred revenues                                            27,871         33,704
                                                          -----------     ----------
  Total current liabilities                                   139,345        143,783
                                                          -----------     ----------
Long-Term Debt                                                103,512        106,912
                                                          -----------     ----------
Other Liabilities
  Pensions                                                     32,232         71,709
  Postretirement medical                                       43,614         44,095
  Other                                                         6,137          2,648
                                                          -----------     ----------
  Total other liabilities                                      81,983        118,452
                                                          -----------     ----------
Total Automotive Solutions Liabilities                        324,840        369,147
                                                          -----------     ----------
FINANCIAL SERVICES LIABILITIES
Notes Payable                                                 192,131        198,768
Deferred Income Taxes                                          68,530         90,503
Other Liabilities                                               5,549          8,507
                                                          -----------     ----------
Total Financial Services Liabilities                          266,210        297,778
                                                          -----------     ----------
SHAREHOLDERS' EQUITY
Capital Stock
  Preferred
  Class A common - shares issued and
    outstanding: 64,126 in 2004, 66,658 in 2003               345,914        299,310
  Class B common - convertible to Class A
    common; shares issued and outstanding:
    14,000 in 2004, 15,000 in 2003                                438            469
Accumulated Other Comprehensive Losses                        (13,739)       (32,446)
Retained Earnings                                             137,204        207,578
                                                          -----------     ----------
Total Shareholders' Equity                                    469,817        474,911
                                                          -----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 1,060,867     $1,141,836
                                                          ===========     ==========

See Notes to Consolidated Financial Statements.

   STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     (In thousands except per share data)

For The Years Ended September 30                                      2004            2003            2002
--------------------------------                                    ---------       ---------       --------
Capital Stock
   Class A common
     Balance, beginning of year                                     $ 299,310       $ 246,052       $ 167,356
     Transition effect from expensing stock-based compensation                                         17,033
     Capital stock issued                                              53,589          49,692          50,368
     Converted from Class B common                                         31              31             125
     Capital stock repurchased                                        (22,363)        (14,971)        (11,374)
     Capital stock retired                                               (664)           (291)           (951)
     Stock-based compensation                                          11,584          14,833          18,011
     Tax benefits from stock-based compensation                         4,427           3,964           5,484
                                                                    ---------       ---------       ---------
     Balance, end of year                                             345,914         299,310         246,052
                                                                    ---------       ---------       ---------
   Class B common
     Balance, beginning of year                                           469             500             625
     Converted to Class A common                                          (31)            (31)           (125)
                                                                    ---------       ---------       ---------
     Balance, end of year                                                 438             469             500
                                                                    ---------       ---------       ---------
Accumulated Other Comprehensive Income (Losses)
   Balance, beginning of year                                         (32,446)        (14,234)         (9,547)
   Foreign currency translation                                         1,599           3,757            (186)
   Minimum pension liability,                                          15,751         (23,002)         (3,679)
   Net unrealized income (losses) on derivative contracts               1,357           1,033            (822)
                                                                    ---------       ---------       ---------
   Balance, end of year                                               (13,739)        (32,446)        (14,234)
                                                                    ---------       ---------       ---------
Retained Earnings
   Balance, beginning of year                                         207,578         240,702         318,349
   Net income                                                          92,643         109,800          67,449
   Cash dividends
     Class A common (2004--$.44 PER SHARE;
       2003--$.44 per share; 2002--$.44 per share)                    (28,647)        (29,672)        (30,715)
     Class B common (2004--$.022 PER SHARE;
       2003--$.022 per share; 2002--$.022 per share)                     (314)           (352)           (374)
   Capital stock repurchased                                         (134,056)       (112,900)       (114,007)
                                                                    ---------       ---------       ---------
   Balance, end of year                                               137,204         207,578         240,702
                                                                    ---------       ---------       ---------
Total Shareholders' Equity                                          $ 469,817       $ 474,911       $ 473,020
                                                                    =========       =========       =========
Comprehensive Income (Losses)
   Net income                                                       $  92,643       $ 109,800       $  67,449
   Foreign currency translation                                         1,599           3,757            (186)
   Minimum pension liability, net of income tax provision
     (benefit) of $10,580 in 2004, ($15,072) in 2003
     and ($2,349) in 2002                                              15,751         (23,002)         (3,679)
   Net unrealized income (losses) on derivative contracts,
     net of income tax provision (benefit)
     of $915 in 2004, $581 in 2003 and
     ($490) in 2002                                                     1,357           1,033            (822)
                                                                    ---------       ---------       ---------
   Total comprehensive income                                       $ 111,350       $  91,588       $  62,762
                                                                    =========       =========       =========

See Notes to Consolidated Financial Statements.

                 STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (In thousands)

For The Years Ended September 30                                2004            2003            2002
--------------------------------                             ---------       ---------       ---------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided by Operating Activities                  $ 161,782       $ 131,972       $ 158,809
                                                             ---------       ---------       ---------
Cash Flows Provided by (Used for) Investing Activities
   Business combinations                                       (12,145)        (11,714)         (5,971)
   Capital expenditures                                        (33,783)        (57,810)        (37,067)
   Net proceeds from sales of assets                            16,052           9,570           9,674
   Capitalization of software licensed to customers                            (16,270)        (20,370)
   Repayments from financial services                           15,188           5,584          53,817
                                                             ---------       ---------       ---------
   Net cash provided by (used for) investing activities        (14,688)        (70,640)             83
                                                             ---------       ---------       ---------
Cash Flows Provided by (Used for) Financing Activities
   Principal payments on debt                                   (5,275)         (6,061)         (6,869)
   Cash dividends paid                                         (28,961)        (30,024)        (31,089)
   Capital stock issued                                         52,925          49,401          49,417
   Capital stock repurchased                                  (156,419)       (127,871)       (125,381)
                                                             ---------       ---------       ---------
   Net cash used for financing activities                     (137,730)       (114,555)       (113,922)
                                                             ---------       ---------       ---------
Effect of Exchange Rate Changes on Cash                          1,599           3,757            (186)
                                                             ---------       ---------       ---------
Increase (Decrease) in Cash and Equivalents                     10,963         (49,466)         44,784
Cash and Equivalents, Beginning of Year                        105,829         155,295         110,511
                                                             ---------       ---------       ---------
Cash and Equivalents, End of Year                            $ 116,792       $ 105,829       $ 155,295
                                                             =========       =========       =========

FINANCIAL SERVICES
Cash Flows Provided by Operating Activities                  $   3,844       $  18,710       $  19,457
                                                             ---------       ---------       ---------
Cash Flows Provided by (Used for) Investing Activities
   Finance receivables originated                             (131,275)       (145,043)       (154,250)
   Collections on finance receivables                          149,435         150,488         175,064
                                                             ---------       ---------       ---------
   Net cash provided by investing activities                    18,160           5,445          20,814
                                                             ---------       ---------       ---------
Cash Flows Provided by (Used for) Financing Activities
   Additional borrowings                                        12,550                         100,000
   Principal payments on debt                                  (19,187)        (18,484)        (86,260)
   Repayments to automotive solutions                          (15,188)         (5,584)        (53,817)
                                                             ---------       ---------       ---------
   Net cash used for financing activities                      (21,825)        (24,068)        (40,077)
                                                             ---------       ---------       ---------
Increase in Cash and Equivalents                                   179              87             194
Cash and Equivalents, Beginning of Year                            722             635             441
                                                             ---------       ---------       ---------
Cash and Equivalents, End of Year                            $     901       $     722       $     635
                                                             =========       =========       =========

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollars and shares in thousands, except for per share data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the parent company and its domestic and foreign subsidiaries and present details of revenues, expenses, assets, liabilities and cash flows for both Automotive Solutions and Financial Services. Automotive Solutions is comprised of the company's Software Solutions, Services and Documents segments. Financial Services is comprised of Reyna Capital Corporation, Reyna Funding L.L.C. and a similar operation in Canada. In accordance with industry practice, the assets and liabilities of Automotive Solutions are classified as current or noncurrent and those of Financial Services are unclassified. Intercompany balances and transactions are eliminated.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

An allowance for doubtful accounts on accounts receivable and finance receivables is established based on historical loss experience, aging of accounts and current customer and economic conditions. Receivables are charged to the allowance for doubtful accounts when an account is deemed to be uncollectible, taking into consideration the financial condition of the customer and the value of any collateral. Recoveries of receivables previously charged off as uncollectible are credited to the allowance for doubtful accounts.

INVENTORIES

Inventories are stated at the lower of cost or market. Costs of documents inventories are determined by the last-in, first-out (LIFO) method. At September 30, 2004 and 2003, LIFO inventories were $4,587 and $4,305, respectively. These inventories, if determined by the first-in, first-out (FIFO) method, would increase by $3,536 in 2004 and $3,617 in 2003. For other inventories, comprised primarily of computer equipment, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

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

SOFTWARE LICENSED TO CUSTOMERS

The company capitalizes certain costs of developing its software products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Technological feasibility is established either by creating a detail program design or a tested working model. Judgment is required in determining when technological feasibility of a product is established. The company follows a standard process for developing software products. This process has five phases: selection, definition, development, delivery and general customer acceptability (GCA). When using proven technology, management believes that technological feasibility is established upon the completion of the definition phase (detail program design). When using newer technology, management believes that technological feasibility is established upon completion of the delivery phase (tested working model). Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers (GCA). Software development costs consist primarily of payroll and benefits for both employees and outside contractors. Upon general release of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, ranging from three to seven years. Amortization expense for software licensed to customers was $18,823 in 2004, $3,455 in 2003 and $403 in 2002. As of September 30, 2004 and 2003, accumulated amortization was $55,455 and $37,748, respectively.

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

SALE OF EQUITY INVESTMENT

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

REVENUE RECOGNITION

AUTOMOTIVE SOLUTIONS

Sales of computer hardware and documents products are recorded when title passes upon shipment to customers. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition." The company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Service revenues, which include computer hardware maintenance and installation, software support, training, consulting and Web hosting are recorded ratably over the contract period or as services are performed. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements (as defined in Emerging Issues Task Force
(EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables"), and if so, whether vendor-specific objective evidence of fair value exists for those elements. Software revenues which do not meet the criteria set forth in EITF Issue No. 00-3, "Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," are recorded ratably over the contract period as services are provided.

FINANCIAL SERVICES

Financial Services revenues consist primarily of interest earned on financing the company's computer systems sales. Revenues are recognized over the lives of financing contracts, generally five years, using the interest method.

LEASE OBLIGATIONS

The company leases premises and equipment under operating lease agreements. As of September 30, 2004, future minimum lease payments relating to operating lease agreements were $31,029 with annual payments of, $7,420 in 2005, $5,223 in 2006, $4,045 in 2007, $2,944 in 2008 and $2,499 in 2009. Rental expenses were $19,896 in 2004, $19,630 in 2003 and $21,814 in 2002.

COMMITMENTS

During 2001, the company entered into an agreement to outsource certain computer services such as desktop and network services through fiscal year 2009. This agreement requires annual payments of about $20,000.

RESEARCH AND DEVELOPMENT COSTS

The company expenses research and development costs as incurred. Research and development consist primarily of software development associated with new products, enhanced features and functionality, and compliance updates to existing products. Research and development costs were $93,000 in 2004, $72,000 in 2003 and $68,000 in 2002.

INCOME TAXES

The parent company and its domestic subsidiaries file a consolidated U.S. federal income tax return. No deferred income tax liabilities are recorded on undistributed earnings of the foreign subsidiaries because, for the most part, those earnings are permanently reinvested. The company anticipates that any potential U.S. income tax cost from foreign earnings not permanently reinvested would be offset by foreign tax credits. Undistributed earnings of the foreign subsidiaries at September 30, 2004, were $21,013.

EARNINGS PER COMMON SHARE

Basic earnings per common share (EPS) is computed by dividing income by the weighted average number of common shares outstanding during the year. Diluted EPS is computed by dividing income by the weighted average number of common shares and common share equivalents outstanding during each year. The weighted average number of common shares outstanding assumed that Class B common shares were converted into Class A common shares. The company's common share equivalents represent the effect of employee stock options and restricted stock awards.

                                                                           2004             2003             2002
                                                                          ------           ------           ------
Average number of common shares outstanding
   (used to determine basic earnings per common share)                    66,040           68,407           70,692
Effect of employee stock options and restricted stock awards               1,775            2,176            2,420
                                                                          ------           ------           ------
Average number of common shares and equivalents outstanding
   (used to determine diluted earnings per common share)                  67,815           70,583           73,112
                                                                          ======           ======           ======

Employee stock options outstanding and restricted stock awards to acquire 1,244 shares in 2004, 608 shares in 2003 and 614 shares in 2002 were not included in the computation of diluted earnings per common share because the effect of either the options' exercise price or the unamortized expense of restricted stock awards, in relation to the average market price of the common shares would be antidilutive.

RECLASSIFICATIONS

Certain reclassifications were made to prior years' consolidated financial statements to conform with the presentation used in 2004.

In 2003, the company changed its allocation methodology for certain expenses, the effect of which was to report certain expenses as costs of sales instead of SG&A expenses. This improved allocation of expenses was made possible by a new general ledger system. Management believes the new allocation methodology reduced gross margin by between one and two percentage points as compared to 2002. It was not practical to restate 2002 financial statements.

2. REORGANIZATION COSTS

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

Through September 30, 2004, the company has incurred expense of $7,054 before taxes or $.06 per share after taxes for severance, outplacement, relocation and other plant consolidation efforts and eliminated 230 positions.

The following table summarizes reorganization costs recognized and payments made by the company through September 30, 2004.

                                      Software
                                      Solutions      Services    Documents            Total
                                      ---------      --------    ---------            ------
Cost of Sales
    Employee termination benefits      $    14       $    15       $  817             $  846
    Other direct expenses                                             786                786
                                       -------       -------       ------             ------
    Total cost of sales                     14            15        1,603              1,632
                                       -------       -------       ------             ------
SG&A Expenses
    Employee termination benefits        1,714         1,164        1,070              3,948
    Lease obligations                      379           244            9                632
    Other direct expenses                  185           127          530                842
                                       -------       -------       ------             ------
    Total SG&A expenses                  2,278         1,535        1,609              5,422
                                       -------       -------       ------             ------
Total Reorganization Expenses            2,292         1,550        3,212              7,054
Payments                                (2,037)       (1,350)      (3,088)            (6,475)
                                       -------       -------       ------             ------
Balance as of September 30, 2004       $   255       $   200       $  124             $  579
                                       =======       =======       ======             ======

The company has completed all actions associated with this reorganization. The September 30, 2004 liability represents scheduled future payments to be paid over the remaining severance or lease period. The remaining lease obligation will expire in December 2005.

3. BUSINESS COMBINATIONS

On October 1, 2003, the company purchased the outstanding shares of Incadea GmbH, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, had annual revenues of about $6,000. The purchase price of $6,181 was paid with cash from existing balances. During the first quarter of fiscal year 2004, the company also repaid $5,046 of debt assumed in the purchase of Incadea GmbH. The results of Incadea's operations have been included in the company's financial statements since the acquisition. At September 30, 2004, the company has recorded goodwill of $6,124 based on the allocation of the purchase price. An independent appraisal firm was used to assist the company in determining the fair values of intangible assets.

On October 1, 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,464 was paid with cash from existing balances. In April 2004, the company paid an additional $500 of purchase price based on achievement of specified operating results. Under terms of the purchase agreement, the company may be required to make additional payments of up to $1,800 through 2006, contingent on the achievement of certain operating results of the business purchased. The results of Third Coast Media's operations have been included in the company's financial statements since the acquisition. At September 30, 2004 the company has recorded tax deductible goodwill of $3,149 based on the allocation of the purchase price. An independent appraisal firm was used to assist the company in determining the fair values of intangible assets.

In November 2002, the company purchased all outstanding shares of Networkcar, Inc., the provider of a telematics device, which monitors a car's diagnostic information, locates stolen cars through a satellite-based Global Positioning System and performs remote emissions testing. Networkcar had revenues of about $1,000 in 2002. The purchase price of $11,714 was paid with cash from existing balances. The results of Networkcar's operations have been included in the company's financial statements since the November 29, 2002, purchase date. In connection with this business combination, the company recorded goodwill of $10,166. An independent appraisal firm was used to assist the company in determining the fair values of intangible assets. During fiscal year 2004, the company adjusted tax benefits and recorded a deferred tax asset of $2,585 and decreased goodwill by $2,585.

In August 2002, the company purchased BoatVentures.com Corporation, a provider of Web-based applications and education processes to boat, power sports and recreational vehicle retailers and manufacturers. Privately-held BoatVentures.com had revenues of about $1,000 in 2001. The purchase price of $5,971 was paid with cash from existing balances. This business combination was accounted for as a purchase and the accounts of BoatVentures.com were included in the company's financial statements since the acquisition date. In connection with this business combination, the company recorded goodwill of $743 based on the 2002 preliminary allocation of the purchase price. In fiscal year 2003, the valuation of the net assets was completed by management with the assistance of an independent appraisal firm. Based on this valuation, the company adjusted the purchase price allocation to increase computer equipment by $200, increase capitalized software by $100, reduce non-compete agreement intangible assets by $2,400, decrease deferred tax assets by $765 and increase goodwill by $2,865. BoatVentures.com was previously partially owned by a member of the company's board of directors and an officer of the company. The company obtained an independent fairness opinion on the purchase price and approval of the company's board of directors prior to consummating this transaction. In September 2004, the company sold the net assets of BoatVentures.com for $2,100 and recorded a gain of $1,300.

COMPONENTS OF PURCHASE PRICES

                                                        2004              2003              2002
                                                      -------           -------            ------
Cash (net of cash and equivalents acquired)           $11,645           $11,714            $5,971
Contingent cash payments                                  500
                                                      -------           -------            ------
Totals                                                $12,145           $11,714            $5,971
                                                      =======           =======            ======

4. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead, tested for impairment at least annually. The statement also requires recognized intangible assets with finite useful lives to be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The company elected to adopt the provisions of SFAS No. 142 effective October 1, 2001. Accordingly, goodwill has not been amortized in the financial statements for periods after October 1, 2001. This statement also required certain intangible assets that did not meet the criteria for recognition apart from goodwill, to be subsumed into goodwill. During fiscal year 2002, the company subsumed into goodwill $54,531 of intangible assets representing assembled workforce and a noncontractual customer relationship that did not meet the separability criteria under SFAS No. 141, "Business Combinations."

SFAS No. 142 also requires that goodwill be tested for impairment, initially upon adoption (as of October 1, 2001), and thereafter at least annually. In 2002, the company completed the goodwill impairment test and recorded impairment losses of $36,563 ($60,938 net of income tax benefits of $24,375). These impairment losses were recorded as the cumulative effect of the accounting change on the consolidated statements of income. The company divided its four reporting segments into eight reporting units for purposes of applying the provisions of this pronouncement. For each reporting unit a fair value was determined based primarily on the present value of discounted future cash flows. Other methods were considered to validate this valuation method. Where initial impairment was indicated, the company hired an outside appraisal firm to assist the company in determining the fair value and allocate this fair value among assets and liabilities. Based on this analysis, two reporting units within the Services reporting segment incurred impairment losses. Reynolds Consulting Services, acquired in fiscal year 2000 as part of the HAC Group business combination, recorded an impairment loss of $33,515 ($55,858 net of income tax benefits of $22,343). The company also recorded an impairment loss of $3,048 ($5,080 net of income tax benefits of $2,032) related to its Campaign Management Services reporting unit.

The company performs its annual goodwill impairment tests as of July 31 each year, using a consistent methodology. In 2003, the company identified and recorded an impairment loss of $302 within the Software Solutions reporting segment, related to BoatVentures.com. This impairment loss resulted from a decline in estimated future discounted cash flows from those originally forecasted at the time of acquisition.

In 2004, the company adjusted tax benefits related to Networkcar and recorded a deferred tax asset of $2,585 and decreased goodwill by $2,585. In September 2004, the company decreased goodwill by $50 in connection with the sale of the net assets of BoatVentures.com. The value of the goodwill write-off was based on the fair value of BoatVentures.com compared to the fair value of the Software Solutions segment.

ACQUIRED INTANGIBLE ASSETS

                                                                                                        Weighted
                                                                                                        Average
                                                                       Gross           Accumulated        Life
                                                                      Amount           Amortization      (years)
                                                                      -------          ------------     --------
AS OF SEPTEMBER 30, 2004
Contractual customer relationship                                     $33,100             $ 7,310          20
Trademarks                                                              6,263               1,364          19
Other                                                                   7,006               2,380          10
                                                                      -------             -------
Total                                                                 $46,369             $11,054          18
                                                                      =======             =======

AS OF SEPTEMBER 30, 2003
Contractual customer relationship                                     $33,100             $ 5,655          20
Customer contract                                                      17,700              16,493           4
Trademarks                                                              5,900               1,008          20
Other                                                                   6,449               2,262          11
                                                                      -------             -------
Total                                                                 $63,149             $25,418          14
                                                                      =======             =======

Aggregate amortization expense was $3,845 in 2004, $7,233 in 2003 and $7,021 in 2002. As of September 30, 2004, estimated annual amortization expenses were $2,620 in 2005, $2,620 in 2006, $2,470 in 2007, $2,470 in 2008 and $2,470 in
2009.

GOODWILL

                                                      Software
                                                      Solutions         Services          Documents        Totals
                                                      ---------         --------          ---------        ------
Balance as of September 30, 2002                       $19,654           $ 6,468            $2,877         $28,999
Business combinations                                    2,865            10,166                            13,031
Impairment loss                                           (302)                                               (302)
                                                       -------           -------            ------         -------
Balance as of September 30, 2003                        22,217            16,634             2,877          41,728
Business combinations                                    9,273                                               9,273
Divestiture                                                (50)                                                (50)
Adjustment                                                                (2,585)                           (2,585)
                                                       -------           -------            ------         -------
Balance as of September 30, 2004                       $31,440           $14,049            $2,877         $48,366
                                                       =======           =======            ======         =======

At September 30, 2004 and 2003, accumulated amortization was $53,837 and $53,812, respectively.

5. INCOME TAXES

PROVISION FOR INCOME TAXES

                                                                    2004               2003                2002
                                                                    ----               ----                ----
Current
   Federal                                                        $59,242            $34,706             $24,728
   State and local                                                 10,803              9,067              (3,449)
   Foreign                                                          2,086              3,103               1,600
Deferred                                                          (16,905)            23,352              20,784
                                                                  -------            -------             -------
Provision for income taxes                                        $55,226            $70,228             $43,663
                                                                  =======            =======             =======

Income taxes paid (net of refunds)                                $63,700            $54,000             $22,321
                                                                  =======            =======             =======

RECONCILIATION OF INCOME TAX RATES

                                                    2004                   2003                  2002
                                             Amount      Percent    Amount      Percent   Amount     Percent
                                             ------      -------    ------      -------   ------     -------
Statutory federal income taxes               $51,754      35.0%     $63,010      35.0%    $51,686     35.0%
State and local taxes less federal
   income tax effect                           3,341       2.3        7,318       4.1       6,234      4.2
State tax benefits less federal
   income tax effect                                                                       (5,872)    (4.0)
Sale of Kalamazoo shares                                                                   (7,746)    (5.2)
Other                                            131                   (100)      (.1)       (639)    (0.4)
                                             -------      ----      -------      ----     -------     ----
Provision for income taxes                   $55,226      37.3%     $70,228      39.0%    $43,663     29.6%
                                             =======      ====      =======      ====     =======     ====

In fiscal year 2002, the company settled a state income tax audit and filed amended returns in a number of states to correct the apportionment and allocation of taxable income.

AUTOMOTIVE SOLUTIONS DEFERRED INCOME TAX ASSETS (LIABILITIES)

September 30                                                    2004                 2003
------------                                                   -------              -------
Deferred income tax assets
   Postretirement medical                                      $18,298              $18,811
   Pensions                                                     10,170               25,721
   Stock-based compensation                                     17,127               17,781
   Receivables allowances                                        7,425                5,344
   Non deductible state provision                                4,096                3,818
   Other                                                         6,813                5,740
Deferred income tax liabilities
   Depreciation and amortization                               (28,707)             (26,677)
   Other                                                        (1,112)              (1,355)
                                                               -------              -------
Totals                                                          34,110               49,183
Current                                                         14,650               11,910
                                                               -------              -------
Noncurrent                                                     $19,460              $37,273
                                                               =======              =======

FINANCIAL SERVICES DEFERRED INCOME TAX LIABILITIES

Financial Services deferred income tax liabilities resulted from temporary differences from financing the company's computer systems sales.

6. FINANCIAL SERVICES

INCOME SUMMARY

                                                                    2004                 2003              2002
                                                                  -------              -------           -------
Revenues                                                          $31,814              $36,532           $41,709
Cost of sales - interest expense                                    7,264                8,843            10,644
                                                                  -------              -------            ------
Gross profit                                                       24,550               27,689            31,065
Selling, general and administrative expenses                        6,551                7,150             8,141
                                                                  -------              -------           -------
Operating income                                                  $17,999              $20,539           $22,924
                                                                  =======              =======           =======

NET FINANCE RECEIVABLES

September 30                                                                            2004              2003
------------                                                                            ----              ----
Product financing receivables                                                         $372,648          $423,770
Unguaranteed residual values                                                            29,687            36,552
Allowance for doubtful accounts                                                         (6,701)           (6,705)
Unearned interest income                                                               (47,064)          (62,414)
Other                                                                                    3,079             3,089
                                                                                      --------          --------
Totals                                                                                $351,649          $394,292
                                                                                      ========          ========

As of September 30, 2004, product financing receivables due for each of the next five years were $143,326 in 2005, $104,332 in 2006, $69,865 in 2007, $40,423 in
2008 and $14,205 in 2009.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                                         2004              2003
                                                                                        ------            ------
Balance, beginning of year                                                              $6,705            $6,184
Provisions
   Financial services                                                                    3,064             3,765
   Automotive solutions                                                                    540               540
Net losses                                                                              (3,608)           (3,784)
                                                                                        ------            ------
Balance, end of year                                                                    $6,701            $6,705
                                                                                        ======            ======

7. FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

During February 2002, the company entered into $100,000 of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements were designated as fair value hedges. The fair value of these derivative instruments was an asset of $3,621 at September 30, 2004, and $7,069 at September 30, 2003, and was included in Automotive Solutions' other assets on the consolidated balance sheets. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in interest expense. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

                                                                                                        Notional
                                                                                                         Amounts
September 30, 2004                                                                       Notes            Swaps
------------------                                                                     --------         --------
Fixed rate notes, $100,000 face value, maturing in 2007                                $103,512         $100,000
   Weighted average interest rate                                                           7.0%
   Weighted average pay rate                                                                                 3.6%
   Weighted average receive rate                                                                             7.0%
                                                                                       --------         --------
Totals                                                                                  103,512          100,000
Current portion
                                                                                       --------         --------
Long-term portion                                                                      $103,512         $100,000
                                                                                       ========         ========

September 30, 2003
------------------
Fixed rate notes, $100,000 face value, maturing in 2007                                $106,912         $100,000
   Weighted average interest rate                                                           7.0%
   Weighted average pay rate                                                                                 3.3%
   Weighted average receive rate                                                                             7.0%
                                                                                       --------         --------
Totals                                                                                  106,912          100,000
Current portion
                                                                                       --------         --------
Long-term portion                                                                      $106,912         $100,000
                                                                                       ========         ========

Loan agreements require minimum interest coverage and consolidated leverage ratios. At September 30, 2004, the company was in compliance with these loan covenants. The fair values of Automotive Solutions' financing arrangements were $103,512 at September 30, 2004, and $106,912 at September 30, 2003. At September 30, 2004, debt maturities were $100,000 in 2007. Interest paid was $4,529 in 2004, $4,076 in 2003 and $5,622 in 2002. Interest capitalized was $31 in 2004,
$1,000 in 2003 and $1,806 in 2002.

At September 30, 2004, $100,000 of notional amount of swap agreements mature in 2007.

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

On January 22, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement whereby Reyna Funding, L.L.C. may borrow funds using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. On May 19, 2004, the loan funding agreement was modified to increase the borrowing limit from $100,000 to $150,000. Interest is payable on a variable rate basis. This loan funding agreement is renewable annually through January 23, 2006. As of September 30, 2004, Reyna Funding, L.L.C. had outstanding borrowings of $100,000 under this arrangement.

The fair value of the company's cash flow derivative instruments was a $128 liability at September 30, 2004 and a $2,422 liability at September 30, 2003 and was included in Financial Services' other liabilities on the consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2005, the company does not expect any amounts to be reclassified out of other comprehensive income into earnings to be material to the financial statements.

                                                                                                      Notional
                                                                                                      Amounts
September 30, 2004                                                              Notes                   Swaps
------------------                                                            --------                --------
Variable rate instruments, maturing through 2009                              $165,125                $103,125
   Weighted average interest rate                                                  2.0%
   Weighted average pay rate                                                                               3.1%
   Weighted average receive rate                                                                           1.7%
Fixed rate notes, maturing through 2007                                         27,006
   Weighted average interest rate                                                  4.2%
                                                                              --------                --------
Totals                                                                        $192,131                $103,125
                                                                              ========                ========

September 30, 2003
------------------
Variable rate instruments, maturing through 2006                              $169,340                $116,375
   Weighted average interest rate                                                  1.5%
   Weighted average pay rate                                                                               3.7%
   Weighted average receive rate                                                                           1.1%

Fixed rate notes, maturing through 2007                                         29,428
   Weighted average interest rate                                                  4.9%
                                                                              --------                --------
Totals                                                                        $198,768                $116,375
                                                                              ========                ========

Loan agreements require minimum interest coverage and consolidated leverage ratios. At September 30, 2004, the company was in compliance with these loan covenants. The fair value of Financial Services debt was $192,299 and $199,404 at September 30, 2004 and 2003, respectively. At September 30, 2004, maturities of notes were $77,400 in 2005, $32,275 in 2006, $31,234 in 2007 $26,222 in 2008
and $25,000 in 2009. Interest paid was $6,997 in 2004, $9,010 in 2003 and
$11,155 in 2002.

At September 30, 2004, notional amount maturities of swap agreements were $45,633 in 2005, $36,758 in 2006, $14,866 in 2007 and $5,868 in 2008.

REVOLVING CREDIT AGREEMENT

On April 8, 2004, the company obtained a new $200,000 revolving credit agreement and terminated the old agreement. The new revolving credit agreement has a five year term. Automotive Solutions and Financial Services share this revolving credit agreement. As of September 30, 2004, the balance outstanding on this facility was $62,000 and was included in Financial Services notes payable.

8. CAPITAL STOCK

September 30                                                2004           2003             2002
-----------------------------------------                 -------        -------          -------
Preferred
   No par value
   Authorized shares                                       60,000         60,000           60,000

Class A common
   No par value
   Authorized shares                                      240,000        240,000          240,000
                                                          =======        =======          =======
   Issued and outstanding shares
     Balance, beginning of year                            66,658         68,595           70,230
     Issued                                                 3,234          2,761            2,978
     Restricted stock canceled & returned                     (73)
     Converted from Class B common                             50             50              200
     Repurchased                                           (5,720)        (4,737)          (4,779)
     Retired                                                  (23)           (11)             (34)
                                                          -------        -------          -------
     Balance, end of year                                  64,126         66,658           68,595
                                                          =======        =======          =======

Class B common
   No par value
   Authorized shares                                       40,000         40,000           40,000
   Issued and outstanding shares
     Balance, beginning of year                            15,000         16,000           20,000
     Converted to Class A common                           (1,000)        (1,000)          (4,000)
                                                          -------        -------          -------
     Balance, end of year                                  14,000         15,000           16,000
                                                          =======        =======          =======

Dividends on Class A common shares must be twenty times the dividends on Class B common shares and must be paid simultaneously. Each share of Class A common and Class B common is entitled to one vote. The Class B common shareholder may convert twenty Class B common shares to one share of Class A common. The company has reserved sufficient authorized Class A common shares for Class B conversions and stock-based compensation plans.

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

The company repurchased Class A common shares for treasury at average prices of $27.35 in 2004, $26.99 in 2003 and $26.23 in 2002. The remaining balance of shares authorized for repurchase by the board of directors was 2,445 at September 30, 2004. Treasury shares at September 30 were 27,939 in 2004, 25,430 in 2003 and 23,503 in 2002.

9. EMPLOYEE STOCK PLANS

Effective October 1, 2003, the company elected to adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock-based compensation expense in the statements of consolidated income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Financial statements have been restated for 2002 and 2003, to reflect the adoption of SFAS No. 123. The company valued its stock options using the Black-Scholes option valuation model. The company recognized compensation expense of $11,639 in 2004, $14,833 in 2003 and $18,011 in 2002.

Prior to 2004, the company awarded incentive stock options and/or nonqualified stock options to purchase Class A common shares to substantially all employees. Stock options were generally granted at a price equal to fair market value of the common stock on the date of grant. In February 2004, the shareholders approved the 2004 REYShare Plus Plan and the 2004 Executive Stock Incentive Plan. The REYShare Plus Plan provides for restricted stock awards to substantially all employees in which the restrictions lapse based on service achievement. The Executive Stock Incentive Plan provides for restricted stock awards and other stock-based incentives to eligible recipients. Under the Executive Stock Incentive Plan, restrictions on restricted stock awards lapse based, in part, on service achievement and, in part, on company performance. Restricted stock awards may consist of either restricted stock or restricted stock units. Restricted stock units, which become shares when restrictions lapse, are awarded in countries where it is not beneficial to award restricted stock.

STOCK OPTION PLANS

                                                                                            Weighted Average
                                                 Shares Under Option                     Option Prices Per Share
                                          2004         2003           2002             2004        2003      2002
                                         ------       ------         ------           ------      ------    ------
Outstanding
   Beginning of year                     12,147       13,075         13,941           $20.94      $20.02    $18.88
   Granted                                  527        2,480          2,833            27.10       22.60     22.68
   Exercised                             (2,783)      (2,751)        (2,970)           19.26       18.06     16.96
   Canceled                                (533)        (657)          (729)           22.26       21.11     20.69
                                         ------       ------         ------
   End of year                            9,358       12,147         13,075            21.70       20.94     20.02
                                         ======       ======         ======

Exercisable at September 30               5,905        6,287          5,206            20.79       19.85     19.85
                                         ======       ======         ======

                                   Outstanding, September 30, 2004          Exercisable, September 30, 2004
                                                 Weighted      Weighted
                                                  Average       Average                         Weighted
     Option                   Number of          Remaining      Option           Number of       Average
  Price Range                  Options         Life in Years    Price             Options     Option Price
---------------               ---------        -------------   --------          ---------    ------------
$12.50 - $19.50                 2,607               5.0         $17.95             2,604         $17.95
$19.60 - $22.53                 3,050               5.6          21.87             1,811          21.45
$22.56 - $24.32                 2,416               5.0          22.73               645          22.89
$24.43 - $30.27                 1,285               3.8          26.99               845          26.56
                                -----                                              -----
         Totals                 9,358               5.0          21.70             5,905          20.79
                                =====                                              =====

OPTION VALUATION ASSUMPTIONS

                                                                   2004             2003              2002
                                                                   ----             ----              ----
Expected life in years                                                3                3                 4
Dividend yield                                                      1.8%             1.9%              1.9%
Risk free interest rate                                             2.0%             2.1%              3.7%
Volatility                                                           24%              31%               29%
Weighted average fair value                                       $4.22            $4.52             $5.34

RESTRICTED STOCK AWARDS

                                                                                              Weighted Average
                                                                Shares or Units                  Fair Value
                                                                     2004                           2004
                                                                ---------------               ----------------
Outstanding
   Restricted Stock
     Granted                                                         442                           $27.53
     Canceled                                                        (72)                           28.04
     Returned                                                         (1)                           28.04
     Released                                                         (1)                           28.04
   Restricted Stock Units
     Granted                                                          25                            27.52
     Canceled                                                         (1)                           28.04
                                                                     ---
   Balance, end of year                                              392                            27.43
                                                                     ===

The weighted average remaining vesting for restricted stock awards is 2 years as of September 30, 2004.

10. POSTRETIREMENT BENEFITS

PENSION EXPENSE

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106." This statement revised employers' disclosures about pension plans and other postretirement plans. The revised disclosures are reflected in the following.

                                                                     2004                2003               2002
                                                                  -----------        -----------         -----------
NET PERIODIC COST
   Service cost                                                       $11,280           $  8,546            $  8,839
   Plan administration                                                                       880                 774
   Interest cost                                                       16,857             17,038              15,915
   Expected return on plan assets                                     (12,730)           (12,471)            (13,277)
   Amortization of prior service cost                                     786                598                 431
   Amortization of net actuarial loss                                   3,930              1,293                  65
   Amortization of transition obligation                                  259                139                 145
                                                                  -----------        -----------         -----------
   Net periodic benefit cost                                           20,382             16,023              12,892
Settlement                                                                                                     1,684
Special termination benefits                                              130                120
Defined Contribution Plan                                               5,642              5,249               6,503
Multi-employer Plan                                                         7                 13                  25
                                                                  -----------        -----------         -----------
Total                                                                 $26,161            $21,405             $21,104
                                                                  ===========        ===========         ===========

Actuarial Assumptions
   Discount rate                                                          6.0%       6.5% - 7.25%         7.0% - 7.5%
   Rate of compensation increase                                  3.25% - 4.5%       3.75% - 4.5%        3.75% - 5.0%
   Expected return on plan assets                                        8.25%               9.0%               9.0%
   Actuarial cost method                                                        PROJECTED UNIT CREDIT
   Measurement period                                                              JULY 1 - JUNE 30

The expected rate of return on plan assets was determined through a combination of long term historical returns and expected future returns, weighted to reflect the plan's target asset allocation. The company sponsors contributory and noncontributory, defined benefit pension plans for most employees. Pension benefits are primarily based on years of service and compensation. The company's funding policy is to make annual contributions to the plans sufficient to meet or exceed the minimum statutory requirements. The company and its actuaries review the pension plans each year. The actuarial assumptions are intended to reflect expected experience over the life of the pension liability.

The company expensed payments of $1,684 in 2002 in connection with the early settlement of certain pension benefits for former executives. These payments reduce the future company obligations for those individuals. The company sponsors defined contribution savings plans covering most domestic employees. Effective January 1, 2003, the company increased its contribution to 50% of the first 6% of compensation contributed to the plan by participating employees from 40% of the first 3% of compensation. Prior to fiscal year 2003, the company also funded a discretionary contribution. Forfeitures of non vested discretionary contributions were used to reduce contributions required by the company.

FUNDED STATUS OF DEFINED BENEFIT PENSION PLANS

                                                         Funded Pension           Unfunded Pension
                                                            Benefits                  Benefits                    Total
                                                        2004         2003         2004         2003         2004         2003
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Change in benefit obligation
   Benefit obligation, beginning of year             $  221,825   $  182,488   $   53,966   $   46,265   $  275,791   $  228,753
   Service cost                                          10,099        7,682        1,181          923       11,280        8,605
   Interest cost                                         13,675       13,747        3,182        3,341       16,857       17,088
   Actuarial loss (gain)                                    115       23,635       (4,978)       7,819       (4,863)      31,454
   Benefits paid                                         (8,094)      (7,161)      (4,287)      (4,382)     (12,381)     (11,543)
   Foreign currency translation                             959        1,434                                    959        1,434
                                                     ----------   ----------   ----------   ----------   ----------   ----------
   Benefit obligation, end of year                   $  238,579   $  221,825   $   49,064   $   53,966   $  287,643   $  275,791
                                                     ==========   ==========   ==========   ==========   ==========   ==========

Change in Plan Assets
   Fair value of plan assets, beginning of year      $  133,997   $  127,477                             $  133,997   $  127,477
   Actual return on plan assets                          22,699        1,922                                 22,699        1,922
   Employer contribution                                 36,683       12,037                                 36,683       12,037
   Benefits paid                                         (8,094)      (7,161)                                (8,094)      (7,161)
   Plan administration                                   (1,279)      (1,367)                                (1,279)      (1,367)
   Foreign currency translation                             512        1,089                                    512        1,089
                                                     ----------   ----------                             ----------   ----------
   Fair value of plan assets, end of year            $  184,518   $  133,997                             $  184,518   $  133,997
                                                     ==========   ==========                             ==========   ==========

Net amount recognized
   Fair value of plan assets                         $  184,518   $  133,997                             $  184,518   $  133,997
   Benefit obligation                                  (238,579)    (221,824)  $  (49,064)  $  (53,966)    (287,643)    (275,790)
                                                     ----------   ----------   ----------   ----------   ----------   ----------
   Funded status                                        (54,061)     (87,827)     (49,064)     (53,966)    (103,125)    (141,793)
   Contributions or benefit payments
     made after measurement date                         14,636       26,945        5,153        1,087       19,789       28,032
   Unrecognized net loss                                 63,234       74,821        5,819       11,391       69,053       86,212
   Unrecognized prior service cost                        5,850        6,349        1,641        1,923        7,491        8,272
   Unrecognized net transition obligation                                                          259                       259
   Multi-employer Liability                                                           (31)         (39)         (31)         (39)
   Minimum Pension Liability                            (24,461)     (44,731)      (4,655)     (11,756)     (29,116)     (56,487)
                                                     ----------   ----------   ----------   ----------   ----------   ----------
   Net asset (liability) recognized                  $    5,198   $  (24,443)  $  (41,137)  $  (51,101)  $  (35,939)  $  (75,544)
                                                     ==========   ==========   ==========   ==========   ==========   ==========

Minimum Pension Liability
   Intangible Asset                                  $    5,850   $    6,349   $    1,641   $    2,182   $    7,491   $    8,531
   Deferred Income Tax Benefit                            7,309       15,162        1,170        3,805        8,479       18,967
   Accumulated Other Comprehensive Income                11,302       23,220        1,844        5,769       13,146       28,989
                                                     ----------   ----------   ----------   ----------   ----------   ----------
   Total                                             $   24,461   $   44,731   $    4,655   $   11,756   $   29,116   $   56,487
                                                     ==========   ==========   ==========   ==========   ==========   ==========

                                                                                                           2004           2003
                                                                                                         ----------   -----------
Actuarial Assumptions
   Discount rate                                                                                               6.25%          6.0%
   Rate of compensation increase                                                                                4.0%  3.25% - 4.5%

                                                               Asset Allocation at
                                     Target Allocation          Measurement Date
Asset Allocation                            2005               2004           2003
----------------                            ----               ----           ----
Equity securities                            80%                78%            75%
Debt securities                              20%                20%            17%
Cash                                                             2%             8%
                                            ---                ---            ---
Total                                       100%               100%           100%
                                            ===                ===            ===

The assets above include the company's stock only to the extent that it is represented in the Wilshire 5000 index. The plans' investment strategy is to achieve the highest level of investment performance that is compatible with prudent levels of risk and best practices in the management of investments. Asset allocations are based on the expected duration of the plans' liabilities, expected asset returns, correlation and diversification of asset classes and the actuarial discount rate.

                                                        Funded                   Unfunded                    Total
                                                   2004         2003         2004         2003         2004         2003
                                                ----------   ----------   ----------   ----------   ----------   ----------
PLANS WITH PROJECTED BENEFIT OBLIGATION
GREATER THAN THE FAIR VALUE OF PLAN ASSETS

Projected benefit obligation                    $  238,579   $  221,825   $   49,064   $   53,966   $  287,643   $  275,791
Accumulated benefit obligation                  $  193,956   $  185,385   $   46,143   $   50,973   $  240,099   $  236,358
Fair value of plan assets                       $  184,519   $  133,997                             $  184,519   $  133,997

PLANS WITH ACCUMULATED BENEFIT OBLIGATION
GREATER THAN THE FAIR VALUE OF PLAN ASSETS

Projected benefit obligation                    $  238,579   $  221,825   $   49,064   $   53,966   $  287,643   $  275,791
Accumulated benefit obligation                  $  193,956   $  185,385   $   46,143   $   50,973   $  240,099   $  236,358
Fair value of plan assets                       $  184,519   $  133,997                             $  184,519   $  133,997

EXPECTED CASH FLOWS

                                          Funded Pension Benefits  Unfunded Pension Benefits
                                          -----------------------  -------------------------
Employer Contributions
2005 (expected) to plan trusts                  $    5,000
2005 (expected) to plan participants                                      $    5,000

Expected Benefit Payments
2005                                            $    8,300                $    5,000
2006                                            $    8,500                $    5,000
2007                                            $    8,900                $    5,000
2008                                            $    9,300                $    5,000
2009                                            $    9,800                $    5,000
2010 - 2014                                     $  180,500                $   25,000

POSTRETIREMENT MEDICAL AND LIFE INSURANCE EXPENSE

                                                                2004         2003         2002
                                                             ----------   ----------   ----------
Net Periodic Cost
   Service cost                                              $      664   $      481   $      547
   Interest cost                                                  3,708        4,291        4,027
   Amortization of prior service cost (benefit)                    (742)        (742)        (532)
   Amortization of net actuarial loss (gain)                      1,120        1,088          637
                                                             ----------   ----------   ----------
   Net periodic benefit cost                                 $    4,750   $    5,118   $    4,679
                                                             ==========   ==========   ==========
Actuarial Assumptions
   Discount rate                                                    6.0%        7.25%        7.75%
   Healthcare cost trend rate through 2007                         10.0%         6.0%         6.0%
   Healthcare cost trend rate thereafter                            5.0%         5.0%         5.0%

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

POSTRETIREMENT MEDICAL AND LIFE INSURANCE OBLIGATION

                                                        2004          2003
                                                     ----------    ----------
Change in benefit obligation
   Benefit obligation, beginning of year             $   63,762    $   60,769
   Service cost                                             664           482
   Interest cost                                          3,708         4,292
   Plan participants' contributions                         741           402
   Actuarial loss (gain)                                 (1,190)        2,308
   Benefits paid                                         (3,680)       (4,531)
   Foreign currency translation                              20            40
                                                     ----------    ----------
   Benefit obligation, end of year                   $   64,025    $   63,762
                                                     ==========    ==========
Net amount recognized
   Funded status                                     $  (64,025)   $  (63,762)
   Unrecognized net (gain) loss                          22,175        22,533
   Unrecognized prior service cost (benefit)             (5,664)       (6,406)
                                                     ----------    ----------
   Net liability recognized                          $  (47,514)   $  (47,635)
                                                     ==========    ==========

Actuarial Assumptions
   Discount rate                                           6.25%          6.0%
   Healthcare cost trend rate
     Through 2007                                                        10.0%
     2005                                                   9.0%
     2006                                                   8.0%
     2007                                                   7.0%
     2008                                                   6.0%
     Thereafter                                             5.0%          5.0%

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                        1-Percentage            1-Percentage
                                                       Point Increase          Point Decrease
                                                       --------------          --------------
Effect on postretirement benefit obligation            $        2,322          $       (2,032)
Effect on total of service cost and interest cost                 145                    (127)

PLANS WITH ACCUMULATED BENEFIT OBLIGATION GREATER THAN PLAN ASSETS

The accumulated postretirement benefit obligation was $64,025 in 2004 and $63,762 in 2003. There were no plan assets in 2004 or 2003.

EXPECTED CASH FLOWS

Employer Contributions
2005 (expected) to plan participants                             $ 3,700

Expected Benefit Payments
2005                                                             $ 3,900
2006                                                             $ 4,300
2007                                                             $ 4,600
2008                                                             $ 4,900
2009                                                             $ 5,200
2010 - 2014                                                      $28,700

11. CASH FLOW STATEMENTS

                                                                       2004         2003         2002
                                                                    ----------   ----------   ----------
AUTOMOTIVE SOLUTIONS
Cash flows provided by (used for) operating activities
   Net income                                                       $   80,620   $   97,683   $   53,393
   Adjustments to reconcile net income to net cash
      provided by operating activities
     Cumulative effect of accounting change                                                       36,563
     Depreciation and amortization                                      48,393       36,237       31,395
     Stock-based compensation                                           11,513       14,650       17,944
     Deferred income taxes                                               6,608       29,237       23,687
     Deferred income taxes transferred from
        financial services                                             (11,567)      (5,514)      (2,866)
     Losses (gains) on sales of assets                                  (2,636)         289        1,605
     Changes in operating assets and liabilities, excluding
        those acquired in business combinations
        Accounts receivable                                             57,111      (20,485)      (2,358)
        Inventories                                                       (411)         933       (2,221)
        Prepaid expenses and other assets                              (12,190)       4,599       11,538
        Accounts payable                                                (6,541)         475          506
        Accrued and other liabilities                                   (9,118)     (26,132)     (10,377)
                                                                    ----------   ----------   ----------
Net cash provided by operating activities                           $  161,782   $  131,972   $  158,809
                                                                    ==========   ==========   ==========

FINANCIAL SERVICES

Cash flows provided by (used for) operating activities
   Net income                                                       $   12,023   $   12,117   $   14,056
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Stock-based compensation                                              126          183           67
     Deferred income taxes                                             (21,973)      (4,040)      (2,269)
     Deferred income taxes transferred to
       automotive solutions                                             11,567        5,514        2,866
     Changes in receivables, other assets
       and other liabilities                                             2,101        4,936        4,737
                                                                    ----------   ----------   ----------
     Net cash provided by operating activities                      $    3,844   $   18,710   $   19,457
                                                                    ==========   ==========   ==========

12. SEGMENT REPORTING

During the first quarter of 2004, the company changed its reporting segments to reflect the revised organizational structure of the company. In executing this realignment, the company changed its method of allocating certain revenues and expenses. Prior year financial results were restated, to the extent possible, to reflect financial results consistent with the current year. It was not practical to restate financial statements for all changes. The estimated effect of these non restated items was to increase Software Solutions 2004 revenues by $9,600 and operating income by $7,200. The offsetting unfavorable effect of these changes was included in the Services segment.

The Software Solutions segment provides computer solutions including computer hardware, integrated software packages, software enhancements and related support. The Software Solutions segment includes the operating results of Incadea GmbH which had revenues of $6,036 and an operating loss of $5,996 in 2004.

The Services segment includes installation and maintenance of computer hardware, software training and consulting services.

The Documents segment manufactures and distributes printed business forms primarily to automotive retailers.

The Financial Services segment provides financing, principally for sales of the company's computer solutions and services, through the company's wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding L.L.C. and a similar operation in Canada.

In 2005, the company's segment reporting will consist of three reporting segments; Software Solutions, Documents and Financial Services. Software Solutions will be comprised of the former Software Solutions segment and the former Services segment. This reporting will reflect the most recent management reorganization which places all software solutions and related services under common leadership. This reporting will benefit investors, providing a truer economic picture of the company's solutions by combining the operating results of products and related services that are sold together. For example, software licenses and related software training will be included in a single segment. In 2004, these items were separated, with software licenses reported in the Software Solutions segment and the related software training reported in the Services segment. Management will review the financial results of Software Solutions, Documents and Financial Services to measure performance and allocate resources. There will be no changes in the reporting of the Documents and Financial Services segments.

REPORTING SEGMENTS

                                               2004           2003           2002
                                           ------------   ------------   ------------
Net sales and revenues
   Software solutions                      $    539,763   $    540,572   $    497,874
   Services                                     244,410        256,902        269,277
   Documents                                    166,254        174,239        183,523
   Financial services                            31,814         36,532         41,709
                                           ------------   ------------   ------------
   Total net sales and revenues            $    982,241   $  1,008,245   $    992,383
                                           ============   ============   ============

Operating income (loss)
   Software solutions                      $    127,299   $    136,822   $    107,391
   Services                                     (27,318)       (11,690)        (3,198)
   Documents                                     25,998         29,967         34,136
   Financial services                            17,999         20,539         22,924
                                           ------------   ------------   ------------
   Total operating income                  $    143,978   $    175,638   $    161,253
                                           ============   ============   ============

Assets
   Automotive solutions                    $    708,055   $    746,342   $    747,553
   Financial services                           352,812        395,494        407,605
                                           ------------   ------------   ------------
   Total assets                            $  1,060,867   $  1,141,836   $  1,155,158
                                           ============   ============   ============

Investments in equity method investees     $      7,325   $      5,376   $      8,270
Capital expenditures                             33,783         57,810         37,067
Depreciation and amortization                    48,393         36,237         31,395

GEOGRAPHIC AREAS

The company provides integrated computer systems products and services and manufactures and distributes printed business forms primarily in the United States.

                                               2004           2003           2002
                                           ------------   ------------   ------------
United States
    Net sales and revenues                 $    911,992   $    943,769   $    930,144
    Long-lived assets                      $    396,149   $    414,520   $    377,168

Canada
    Net sales and revenues                 $     58,868   $     59,828   $     55,624
    Long-lived assets                      $      4,118   $      4,763   $      3,089

Other International
    Net sales and revenues                 $     18,517   $     13,051   $     12,868
    Long-lived assets                      $     13,077   $         94   $         29

Elimination of intersegment sales          $     (7,136)  $     (8,403)  $     (6,253)

Totals
    Net sales and revenues                 $    982,241   $  1,008,245   $    992,383
    Long-lived assets                      $    413,344   $    419,377   $    380,286

13. CONTINGENCIES

In 2000, the company was named a defendant in a cost recovery lawsuit filed by a PRP coalition in the United States District Court for Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court has ordered the parties to participate in non-binding mediation; however, the mediation did not result in resolution of the matter. The company continues to negotiate with the PRP coalition and the company believes that this matter can still be resolved by settlement. The company believes that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the financial statements.

In 2000, the company sold the net assets of its Information Solutions segment to the Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. This contingent liability, which matures in January 2006, was $882 as of September 30, 2004. Also in connection with the sale of these operations to the Carlyle Group, the company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and matures in 2007. In connection with this contingent liability, the company secured a standby letter of credit which expires in 2007. As of September 30, 2004, the unamortized balance on this letter of credit was $1,580.

Subsequent to the company's announcement on June 24, 2004, regarding third quarter earnings, two shareholder class action complaints and one shareholder derivative claim were filed in the United States District Court for the Southern District of Ohio. A second shareholder derivative claim was filed in the Court of Common Pleas in Montgomery County, Ohio. The class action complaints allege that the company, a current officer and a former officer violated provisions of the Securities Exchange Act of 1934. On October 19, 2004, the plaintiffs in one of the shareholder class actions voluntarily moved to dismiss the action, without prejudice. The shareholder derivative claims were filed against the company, as nominal defendant, members of the Board of Directors and certain executive officers and allege breach of fiduciary duty, and other violations of law. The company denies that these allegations have any merit and will vigorously defend against these actions.

The company is also subject to other claims and lawsuits that arise in the ordinary course of business. The company believes that the reasonably foreseeable resolution of these matters will not have a material adverse effect on the financial statements.

14. ACCOUNTING CHANGE

Effective October 1, 2003, the company elected to adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" provides three alternative methods for reporting this change in accounting principle. The company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Accordingly, prior year financial statements have been restated to reflect the adoption of SFAS No. 123. For the twelve months ended September 30, 2003 and September 30, 2002, income before income taxes was reduced by $14,441 and $17,274, the provision for income taxes was decreased by $5,224 and $5,734 and net income was reduced by $9,217 (or $.13 per share) and $11,540 (or $.16 per share), respectively. As of September 30, 2003, deferred income tax assets were increased by $17,781, capital stock was increased by $38,538 and retained earnings was reduced by $20,757.

15. ACCOUNTING STANDARDS

In May 2004, the FASB staff issued FASB Staff Position SFAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). This statement prescribes accounting for the Act and is effective for interim periods beginning after June 15, 2004. The company has determined that the benefits provided to retirees under the company's prescription drug plan are not actuarially equivalent to the benefits provided under the Act. Therefore, the company will not qualify for the subsidy provided by the Act and the adoption of SFAS 106-2 did not have a material effect on the financial statements.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       First          Second           Third          Fourth
                                                      Quarter         Quarter         Quarter         Quarter
                                                   -------------   -------------   -------------   -------------
2004
Net sales and revenues                             $     248,403   $     249,492   $     242,830   $     241,516

Gross profit                                       $     138,587   $     140,957   $     134,350   $     129,860

Net income                                         $      23,822   $      26,357   $      22,019   $      20,445
   Basic earnings per common share                 $         .35   $         .40   $         .34   $         .31
   Diluted earnings per common share               $         .34   $         .38   $         .33   $         .31

Cash dividends declared per share
   Class A common                                  $         .11   $         .11   $         .11   $         .11
   Class B common                                  $       .0055   $       .0055   $       .0055   $       .0055

Closing market prices of Class A common shares
   High                                            $       29.35   $       29.71   $       30.58   $       25.10
   Low                                             $       26.42   $       26.51   $       22.70   $       21.21

2003
Net sales and revenues                             $     246,648   $     255,099   $     250,405   $     256,093

Gross profit                                       $     137,854   $     140,700   $     138,762   $     142,084

Net income                                         $      25,573   $      26,990   $      26,205   $      31,032
   Basic earnings per common share                 $         .37   $         .40   $         .38   $         .46
   Diluted earnings per common share               $         .36   $         .39   $         .37   $         .44

Cash dividends declared per share
   Class A common                                  $         .11   $         .11   $         .11   $         .11
   Class B common                                  $       .0055   $       .0055   $       .0055   $       .0055

Closing market prices of Class A common shares
   High                                            $       27.27   $       26.90   $       29.90   $       29.88
   Low                                             $       19.90   $       22.99   $       25.41   $       26.87

                               VALUATION ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
                             (Dollars in Thousands)

Column A                                Column B       Column C          Column D      Column E
                                                   ----Additions----  --Deductions--
                                         Balance   Charged
                                           at      to Costs             Write-offs     Balance
                                        Beginning    and       Other       Net of       At End
Description                              of Year   Expenses     (a)     Recoveries     of Year
---------------------------------       ---------  --------    -----    ----------     -------
Valuation Accounts - Deducted From Assets to Which They Apply

AUTOMOTIVE SOLUTIONS
Reserves for accounts receivable:
    Year ended September 30, 2004       $   5,253  $  7,485    $   9    $    6,343     $ 6,404
    Year ended September 30, 2003       $   4,902  $  4,399    $ 213    $    4,261     $ 5,253
    Year ended September 30, 2002       $   3,662  $  6,363   ($ 538)   $    4,585     $ 4,902

Reserves for credit memos:
    Year ended September 30, 2004       $  11,691  $ 25,514    $  71    $   26,167     $11,109
    Year ended September 30, 2003       $  10,321  $ 31,153    $ 173    $   29,956     $11,691
    Year ended September 30, 2002       $   6,724  $ 32,021   ($   7)   $   28,417     $10,321

Reserves for inventories:
    Year ended September 30, 2004       $   1,665  $  1,164    $   7    $    2,203     $   633
    Year ended September 30, 2003       $   1,320  $  1,222    $  19    $      896     $ 1,665
    Year ended September 30, 2002       $     970  $  1,965    $ 110    $    1,725     $ 1,320

FINANCIAL SERVICES
Reserves for finance receivables:
    Year ended September 30, 2004       $   6,705  $  3,064    $ 557    $    3,625     $ 6,701
    Year ended September 30, 2003       $   6,184  $  3,765    $ 566    $    3,810     $ 6,705
    Year ended September 30, 2002       $   5,956  $  4,450    $ 533    $    4,755     $ 6,184

(a) Includes adjustments from translation of foreign currency to United States dollars, the effects of acquisitions of businesses and transfers between reserves.