Form 10-Q
period 2004-12-31
REYNOLDS & REYNOLDS CO
filed 2005-02-09
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

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

On December 31, 2004, 63,887,849 Class A common shares and 14,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                          NUMBER
                                                                                                          ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Statements of Consolidated Income (unaudited) For the Three Months
            Ended December 31, 2004 and 2003                                                                 3

            Condensed Consolidated Balance Sheets As of December 31, 2004
            (unaudited) and September 30, 2004                                                               4

            Condensed Statements of Consolidated Cash Flows (unaudited) For the
            Three Months Ended December 31, 2004 and 2003                                                    5

            Notes to Condensed Consolidated Financial Statements (unaudited)                                 6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
            For the Three Months Ended December 31, 2004 and 2003                                           12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                      19
            (See the caption entitled "Market Risks" included in the
            Management's Discussion and Analysis of Financial Condition and
            Results of Operations)

Item 4.     Controls and Procedures                                                                         20

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               21

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities                21

Item 6.     Exhibits                                                                                        21

SIGNATURES                                                                                                  22

                        THE REYNOLDS AND REYNOLDS COMPANY
                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                      (In thousands except per share data)

                                                                                             Three Months
                                                                                         2004             2003
                                                                                       --------         --------
Net Sales and Revenues
    Products                                                                           $165,197         $176,679
    Services                                                                             67,276           63,324
    Financial services                                                                    6,849            8,400
                                                                                       --------         --------
    Total net sales and revenues                                                        239,322          248,403
                                                                                       --------         --------

Cost of Sales
    Products                                                                             60,749           62,724
    Services                                                                             47,241           45,175
    Financial services                                                                    1,751            1,917
                                                                                       --------         --------
    Total cost of sales                                                                 109,741          109,816
                                                                                       --------         --------

Gross Profit                                                                            129,581          138,587

Selling, General and Administrative Expenses                                             93,977          102,628
                                                                                       --------         --------

Operating Income                                                                         35,604           35,959
                                                                                       --------         --------

Other Charges (Income)
    Interest expense                                                                      1,445            1,340
    Interest income                                                                        (584)            (657)
    Other - net                                                                          (1,955)            (948)
                                                                                       --------         --------
    Total other charges (income)                                                         (1,094)            (265)
                                                                                       --------         --------

Income Before Income Taxes                                                               36,698           36,224
Income Taxes                                                                             15,344           12,402
                                                                                       --------         --------
Net Income                                                                             $ 21,354         $ 23,822
                                                                                       ========         ========

Basic Earnings Per Common Share
    Net income                                                                         $   0.33         $   0.35
    Average number of common shares outstanding                                          64,366           67,243

Diluted Earnings Per Common Share
    Net income                                                                         $   0.33         $   0.34
    Average number of common shares outstanding                                          65,366           69,446

Cash Dividends Declared Per Common Share                                               $   0.11         $   0.11

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2004 AND SEPTEMBER 30, 2004
                                 (In thousands)

                                                                          (UNAUDITED)
                                                                           12/31/04        9/30/04
                                                                          ----------      ----------
AUTOMOTIVE SOLUTIONS ASSETS
Current Assets
    Cash and equivalents                                                  $  138,929      $  116,792
    Trade accounts receivable                                                100,581         102,293
    Other accounts receivables                                                 2,645           3,637
    Inventories                                                               13,148          12,843
    Prepaid and other assets                                                  42,152          39,689
                                                                          ----------      ----------
    Total current assets                                                     297,455         275,254
Property, Plant and Equipment, less accumulated depreciation of
    $137,558 at 12/31/04 and $135,956 at 9/30/04                             175,147         178,447
Goodwill                                                                      49,423          48,366
Software Licensed to Customers                                                80,332          83,757
Acquired Intangible Assets                                                    34,738          35,315
Other Assets                                                                  85,803          86,916
                                                                          ----------      ----------
Total Automotive Solutions Assets                                            722,898         708,055
                                                                          ----------      ----------

FINANCIAL SERVICES ASSETS
Cash                                                                             744             901
Finance Receivables                                                          347,310         351,649
Other Assets                                                                     672             262
                                                                          ----------      ----------
Total Financial Services Assets                                              348,726         352,812
                                                                          ----------      ----------

TOTAL ASSETS                                                              $1,071,624      $1,060,867
                                                                          ==========      ==========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
    Accounts payable                                                      $   38,366      $   41,313
    Accrued liabilities                                                       52,543          55,323
    Deferred revenues                                                         31,157          27,871
    Income taxes                                                              29,184          14,838
                                                                          ----------      ----------
    Total current liabilities                                                151,250         139,345
Long-Term Debt                                                               102,369         103,512
Other Liabilities                                                             85,673          81,983
                                                                          ----------      ----------
Total Automotive Solutions Liabilities                                       339,292         324,840
                                                                          ----------      ----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                                187,545         192,131
Other Liabilities                                                             73,036          74,079
                                                                          ----------      ----------
Total Financial Services Liabilities                                         260,581         266,210
                                                                          ----------      ----------

SHAREHOLDERS' EQUITY
Capital Stock                                                                348,423         346,352
Accumulated Other Comprehensive Losses                                       (11,967)        (13,739)
Retained Earnings                                                            135,295         137,204
                                                                          ----------      ----------
Total Shareholders' Equity                                                   471,751         469,817
                                                                          ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $1,071,624      $1,060,867
                                                                          ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                 (In thousands)

                                                                  2004        2003
                                                               ---------   ---------
AUTOMOTIVE SOLUTIONS
Cash Flows Provided By Operating Activities                    $  37,511   $  56,545
                                                               ---------   ---------

Cash Flows Provided By (Used For) Investing Activities
    Business combinations                                           (500)    (11,625)
    Capital expenditures                                          (5,666)    (18,115)
    Net proceeds from asset sales                                  1,702       9,727
    Repayments from financial services                             3,461       8,201
                                                               ---------   ---------
    Net cash flows used for investing activities                  (1,003)    (11,812)
                                                               ---------   ---------

Cash Flows Provided By (Used For) Financing Activities
    Principal payments on debt                                         0      (5,275)
    Capital stock issued                                           4,959      13,702
    Capital stock repurchased                                    (20,743)    (36,007)
                                                               ---------   ---------
    Net cash flows used for financing activities                 (15,784)    (27,580)
                                                               ---------   ---------

Effect of Exchange Rate Changes on Cash                            1,413       2,124
                                                               ---------   ---------

Increase in Cash and Equivalents                                  22,137      19,277
Cash and Equivalents, Beginning of Period                        116,792     105,829
                                                               ---------   ---------
Cash and Equivalents, End of Period                            $ 138,929   $ 125,106
                                                               =========   =========

FINANCIAL SERVICES
Cash Flows Provided By Operating Activities                    $   4,245   $   5,573
                                                               ---------   ---------

Cash Flows Provided By (Used For) Investing Activities
    Finance receivables originated                               (33,613)    (36,696)
    Collections on finance receivables                            37,258      37,798
                                                               ---------   ---------
    Net cash flows provided by investing activities                3,645       1,102
                                                               ---------   ---------

Cash Flows Provided By (Used For) Financing Activities
    Additional borrowings                                         12,000       5,399
    Principal payments on debt                                   (16,586)     (4,030)
    Repayments to automotive solutions                            (3,461)     (8,201)
                                                               ---------   ---------
    Net cash flows used for financing activities                  (8,047)     (6,832)
                                                               ---------   ---------

Decrease in Cash and Equivalents                                    (157)       (157)
Cash and Equivalents, Beginning of Period                            901         722
                                                               ---------   ---------
Cash and Equivalents, End of Period                            $     744   $     565
                                                               =========   =========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  (Dollars in thousands except per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The balance sheet as of September 30, 2004 is condensed financial information taken from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments necessary to present fairly the company's financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited financial statements included in the company's 2004 Annual Report on Form 10-K.

(2) INVENTORIES

                                                         12/31/04       9/30/04
                                                        ---------      ---------
Finished products                                       $  12,323      $  12,420
Work in process                                               538            314
Raw materials                                                 287            109
                                                        ---------      ---------
Total inventories                                       $  13,148      $  12,843
                                                        =========      =========

(3) BUSINESS COMBINATIONS

On October 1, 2003, the company purchased the outstanding shares of Incadea GmbH, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, had annual revenues of about $6,000. The purchase price of $6,181 was paid with cash from existing balances. In fiscal year 2004, the company also repaid $5,046 of debt assumed in the purchase of Incadea GmbH. The results of Incadea's operations have been included in the company's financial statements since the acquisition. At December 31, 2004, the company has recorded goodwill of $6,681 based on the allocation of the purchase price. An independent appraisal firm was used to assist the company in determining the fair values of intangible assets.

On October 1, 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,464 was paid with cash from existing balances. During December 2004, the company paid an additional $500 purchase price based on achievement of specified operating results. Under terms of the purchase agreement, the company may be required to make additional payments of up to $1,300 through 2006, contingent on the achievement of certain operating results of the business purchased. The results of Third Coast Media's operations have been included in the company's financial statements since the acquisition. At December 31, 2004, the company has recorded tax deductible goodwill of $3,649 based on the allocation of the purchase price. An independent appraisal firm was used to assist the company in determining the fair values of intangible assets.

(4) GOODWILL AND ACQUIRED INTANGIBLE ASSETS

GOODWILL

                                                 Software
                                                 Solutions       Documents        Totals
                                                 ---------       ---------       --------
Balances as of September 30, 2004                $  45,489       $   2,877       $ 48,366
Business Combinations                                  500                            500
Foreign Currency Translation                           557                            557
                                                 ---------       ---------       --------
Balances as of December 31, 2004                 $  46,546       $   2,877       $ 49,423
                                                 ---------       ---------       --------

ACQUIRED INTANGIBLE ASSETS

                                                                                 Weighted
                                                                                 Average
                                                 Gross          Accumulated       Life
                                                 Amount         Amortization     (years)
                                                -------         ------------     --------
AS OF DECEMBER 31, 2004
Amortized intangible assets
    Contractual customer relationship           $33,100         $      7,723        20
    Trademarks                                    6,296                1,460        19
    Other                                         7,094                2,569        10
                                                -------         ------------
    Total                                       $46,490         $     11,752        18
                                                =======         ============

AS OF SEPTEMBER 30, 2004
Amortized intangible assets
    Contractual customer relationship           $33,100         $      7,310        20
    Trademarks                                    6,263                1,364        19
    Other                                         7,006                2,380        10
                                                -------         ------------
    Total                                       $46,369         $     11,054        18
                                                =======         ============

Aggregate amortization expense was $675 for the three months ended December 31, 2004. Estimated amortization expense for the years ended September 30, is $2,636 in 2005, $2,636 in 2006, $2,486 in 2007, $2,486 in 2008 and $2,486 in 2009.

(5) FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

During February 2002, the company entered into $100,000 of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements were designated as fair value hedges. The fair value of these derivative instruments was an asset of $2,465 at December 31, 2004, and $3,621 at September 30, 2004, and was included in Automotive Solutions' other assets on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in interest expense. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

FINANCIAL SERVICES

On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. Interest is payable on a variable rate basis. This loan funding agreement is renewable through January 23, 2006. As of December 31, 2004, Reyna Funding, L.L.C. had outstanding borrowings of $112,000 under this arrangement.

The fair value of the company's cash flow derivative instruments was a $387 asset at December 31, 2004 and a $128 liability at September 30, 2004 and was included in Financial Services' other assets and other liabilities on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2005, the company expects the amounts to be reclassified out of other comprehensive income into earnings to be immaterial to the financial statements.

REVOLVING CREDIT AGREEMENT

The company has a $200,000 revolving credit agreement. The revolving credit agreement has a five year term expiring on April 8, 2009. Automotive Solutions and Financial Services share this revolving credit agreement. As of December 31, 2004, the balance outstanding on this facility was $50,000.

(6) COMPREHENSIVE INCOME

                                                           THREE MONTHS
                                                          2004     2003
                                                        -------   -------
Net income                                              $21,354   $23,822
Foreign currency translation adjustment                   1,413     2,124
Net unrealized gains on derivative contracts,
  net of income tax provisions of $239 at 12/31/04
  and $334 at 12/31/03                                      359       478
                                                        -------   -------
Comprehensive income                                    $23,126   $26,424
                                                        =======   =======

(7) CASH FLOW STATEMENTS

Reconciliation of net income to net cash provided by operating activities.

                                                                            THREE MONTHS
                                                                          2004        2003
                                                                         --------   --------
AUTOMOTIVE SOLUTIONS
Net Income                                                               $ 19,394   $ 20,857
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Depreciation and amortization                                          12,209     11,968
    Stock-based compensation expense                                        1,883      2,591
    Deferred income taxes                                                  (1,319)    (2,147)
    Deferred income taxes transferred (from) to Financial Services         (2,259)       322
    Net (gains) losses on sales of assets                                     (88)       622
    Changes in operating assets and liabilities
        Accounts receivable                                                 2,298     19,962
        Inventories                                                          (305)    (2,189)
        Prepaid expenses and other current assets                          (2,591)    (2,441)
        Other assets                                                          453      4,237
        Accounts payable                                                   (2,947)    (7,112)
        Accrued liabilities                                                 7,080      5,813
        Other liabilities                                                   3,703      4,062
                                                                         --------   --------
Net Cash Provided by Operating Activities                                $ 37,511   $ 56,545
                                                                         ========   ========

FINANCIAL SERVICES
Net Income                                                               $  1,960   $  2,965
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
    Stock-based compensation expense                                           20         25
    Deferred income taxes                                                  (3,966)     4,005
    Deferred income taxes transferred to (from) Automotive Solutions        2,259       (322)
    Changes in receivables, other assets and other
     liabilities                                                            3,972     (1,100)
                                                                         --------   --------
Net Cash Provided by Operating Activities                                $  4,245   $  5,573
                                                                         ========   ========

(8) BUSINESS SEGMENTS

Effective October 1, 2004, the company changed its segment reporting for consistency with the current organizational structure and how management views the company's financial results. In fiscal year 2005, the company will report financial information for three reporting segments: Software Solutions, Documents and Financial Services. Software Solutions will be comprised of the former Software Solutions segment and the former Services segment. This reporting reflects the existing management structure with all software solutions and related services under common leadership. This reporting will provide a better economic picture of the company's solutions by combining the operating results of products and related services that are sold together. For example, software licenses and related software training will be included in a single segment. In fiscal year 2004, these items were separated, with software licenses reported in the Software Solutions segment and the related software training reported in the Services segment. Management reviews the financial results of Software Solutions, Documents and Financial Services to measure performance and allocate resources. There were no changes in the reporting of the Documents and Financial Services segments. Prior year financial results were restated to report financial results on a consistent basis with the current year.

The Software Solutions segment provides computer solutions including computer hardware, integrated software packages, software enhancements and related support. This segment also includes the installation and maintenance of computer hardware, software training, and consulting services.

The Documents segment manufactures and distributes printed business forms primarily to automotive retailers.

The Financial Services segment provides financing, principally for sales of the company's computer solutions and services, through the company's wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding, L.L.C. and a similar operation in Canada.

                                                            THREE MONTHS
                                                       2004              2003
                                                    ----------        ----------
NET SALES AND REVENUES
Software Solutions
     Products
        Software                                    $  113,322        $  121,537
        Hardware                                        14,269            15,454
     Services                                           67,276            63,324
                                                    ----------        ----------
     Total Software Solutions                          194,867           200,315
Documents                                               37,606            39,688
Financial Services                                       6,849             8,400
                                                    ----------        ----------
Total Net Sales and Revenues                        $  239,322        $  248,403
                                                    ==========        ==========

OPERATING INCOME (LOSS)
Software Solutions                                  $   24,933        $   27,808
Documents                                                7,462             3,266
Financial Services                                       3,209             4,885
                                                    ----------        ----------
Total Operating Income                              $   35,604        $   35,959
                                                    ==========        ==========

                                                     12/31/04          9/30/04
                                                    ----------        ----------
ASSETS
Automotive Solutions                                $  722,898        $  708,055
Financial Services                                     348,726           352,812
                                                    ----------        ----------
Total Assets                                        $1,071,624        $1,060,867
                                                    ==========        ==========

(9)CONTINGENCIES

In 2000, the company was named one of many defendants in a cost recovery lawsuit filed by a PRP coalition in the United States District Court for Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court had ordered the parties to participate in non-binding mediation; however, the mediation did not result in resolution of the matter. The company continues to negotiate with the PRP coalition and the company believes that this matter can still be resolved by settlement. The company believes that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the financial statements.

In 2000, the company sold the net assets of its Information Solutions segment to the Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. This contingent liability, which matures in January 2006, was $712 as of December 31, 2004. Also in connection with the sale of these operations to the Carlyle Group, the company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and matures in 2007. As of December 31, 2004, the unamortized balance on this letter of credit was $1,601.

Subsequent to the company's announcement on June 24, 2004, regarding third quarter earnings, two shareholder class action complaints and two shareholder derivative claims, subsequently consolidated, were filed in the United States District Court for the Southern District of Ohio. A third shareholder derivative claim was filed in the Court of Common Pleas in Montgomery County, Ohio. The class action complaints allege that the company, a current officer and a former officer violated provisions of the Securities Exchange Act of 1934. On October 19, 2004, the plaintiffs in one of the shareholder class actions voluntarily moved to dismiss the action, without prejudice. On January 26, 2005, the second shareholder class action was voluntarily dismissed, without prejudice. The shareholder derivative claims were filed against the company, as nominal defendant, members of the Board of Directors and certain executive officers and allege breach of fiduciary duty, and other violations of law. The company denies that these allegations have any merit and will vigorously defend against these actions.

The company is also subject to other claims and lawsuits that arise in the ordinary course of business. The company believes that the reasonably foreseeable resolution of these matters will not have a material adverse effect on the financial statements.

(10) POSTRETIREMENT BENEFITS

                                                                                THREE MONTHS
PENSION BENEFITS                                                            2004             2003
                                                                          -------           -------
Service cost                                                              $ 2,901           $ 2,820
Interest cost                                                               4,568             4,214
Estimated return on plan assets                                            (3,654)           (3,183)
Amortization of unrecognized transitional asset                                 0                65
Amortization of prior service cost                                            191               196
Recognized net actuarial losses                                               897               986
Settlements                                                                   935
                                                                          -------           -------
Net periodic pension cost                                                 $ 5,838           $ 5,098
                                                                          =======           =======
POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

Service cost                                                              $   112           $   166
Interest cost                                                                 865               924
Amortization of prior service cost                                           (353)             (186)
Recognized net actuarial losses                                               248               280
                                                                          -------           -------
Net periodic postretirement medical and life insurance cost               $   872           $ 1,184
                                                                          =======           =======

During the three months ended December 31, 2004, the company made voluntary contributions of $317 to its defined benefit pension plans. The company anticipates additional contributions of $5,983 to its pension plans in fiscal year 2005 for a total of $6,300.

(11) ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment." This statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Effective October 1, 2003, the company elected to adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. SFAS 123(R) is effective as the first interim or annual reporting period that ends after June 15, 2005, effective for the company's third quarter of fiscal 2005. The company is currently evaluating this pronouncement and does not anticipate a material impact on the company's results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                (In thousands except employee and per share data)

COMPANY OVERVIEW

INTRODUCTION

The company provides integrated computer systems products and related services, documents and financial services primarily to automotive retailers. Computer systems products include integrated software packages, software enhancements and computer hardware. Computer services include installation and maintenance of computer hardware, software training and professional services. Typically hardware, hardware installation and software training revenues (i.e. one-time revenues) are billed upon shipment and recognized over the implementation period. Depending on their nature, software license fees may be billed upon shipment (typically when a perpetual software license is sold) or billed monthly over the term of the software license agreement. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition" and related pronouncements. Service revenues are recorded ratably over the contract period or as services are performed. Software term licenses and hardware maintenance revenues (i.e. recurring revenues) are invoiced monthly and recognized ratably over the term of the contract as the software is used or as services are provided. Professional services may be purchased separately or bundled with the initial sale of software. Professional services revenues are recognized as services are provided. Documents revenues are recorded when title passes upon shipment to customers. The company also offers financial services through Reyna Capital Corporation, Reyna Funding L.L.C. and a similar operation in Canada. Financial services revenues consist primarily of interest earned on financing the company's computer systems sales and are recognized over the lives of financing contracts, generally five years, using the interest method.

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

KEY ISSUES

On January 4, 2005, the company announced that Finbarr J. O'Neill had been hired as the company's President and Chief Executive Officer. Mr. O'Neill had previously been President and Chief Executive Officer of Mitsubishi Motors North

America and prior thereto held the same position at Hyundai Motor America. Mr. O'Neill will also join the company's board of directors. Philip A. Odeen, who had served as Chairman and Acting Chief Executive Officer since July 2004, will remain the company's Chairman.

As a provider of software and related services, the company must continually develop new software offerings and upgrade existing solutions to meet customer requirements and increase revenues. The company has invested in research and development during recent years to develop new software solutions. As a result, the company currently has several software solutions which are relatively new and in the early stages of their lifecycle. In August 2003, the company launched Reynolds Generations Series (RGS) Suite, the company's next generation dealer management system. The company has significantly slowed the rate of RGS Suite installations scheduled in 2005 to focus on necessary software enhancements and improvements, system usability and implementation improvements. The company has also taken a series of actions to improve product development and ensure the readiness of software solutions. The company has consolidated profit and loss responsibility for all software solutions and related services under one management, devoted additional senior management resources to focus on product development and created a Solutions Readiness Council to improve solution readiness standards and processes.

RESULTS OF OPERATIONS

The following summaries of segment reporting, reorganization costs and special items and business combinations have been provided to facilitate an understanding of management's discussion and analysis. Additional disclosures for these items have been provided in the Notes to the Condensed Consolidated Financial Statements.

SEGMENT REPORTING

Effective October 1, 2004, the company changed its segment reporting for consistency with the current organizational structure and how management views the company's financial results. In fiscal year 2005, the company will report financial information for three reporting segments: Software Solutions, Documents and Financial Services. Software Solutions will be comprised of the former Software Solutions segment and the former Services segment. This reporting reflects the existing management structure with all software solutions and related services under common leadership. This reporting will provide a better economic picture of the company's solutions by combining the operating results of products and related services that are sold together. For example, software licenses and related software training will be included in a single segment. In fiscal year 2004, these items were separated, with software licenses reported in the Software Solutions segment and the related software training reported in the Services segment. Management reviews the financial results of Software Solutions, Documents and Financial Services to measure performance and allocate resources. There were no changes in the reporting of the Documents and Financial Services segments. Prior year financial results were restated to report financial results on a consistent basis with the current year. See note 8 to the Condensed Consolidated Financial Statements for more information on segment reporting.

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

During the three months ended December 31, 2003, the company incurred expense of $6,246 before taxes ($3,785 or $.05 per share after taxes) for severance, outplacement, relocation and other plant consolidation efforts. For the twelve months ended September 30, 2004, the company incurred expense of $7,054 before taxes ($4,261 or $.06 per share after taxes) for severance, outplacement, relocation and other plant consolidation efforts and eliminated 230 positions. The company did not incur any expenses related to this reorganization in the first quarter of 2005 and does not anticipate incurring additional expenses related to these efforts in 2005.

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

See Note 3 to the Condensed Consolidated Financial Statements for more information on business combinations.

CONSOLIDATED SUMMARY

                                                    Three Months
                                        ---------------------------------------
                                          2004       2003     Change    % Change
                                        --------   --------   -------   --------
Net sales and revenues                  $239,322   $248,403  ($ 9,081)     -4%
Gross profit                            $129,581   $138,587  ($ 9,006)     -6%
    % of revenues                           54.1%      55.8%
SG&A expenses                           $ 93,977   $102,628  ($ 8,651)     -8%
    % of revenues                           39.2%      41.3%
Operating income                        $ 35,604   $ 35,959  ($   355)     -1%
    % of revenues                           14.9%      14.5%
Net income                              $ 21,354   $ 23,822  ($ 2,468)    -10%
Basic earnings per share                $   0.33   $   0.35  ($  0.02)     -6%
Diluted earnings per share              $   0.33   $   0.34  ($  0.01)     -3%


Consolidated net sales and revenues declined 4% during the three months ended December 31, 2004, as revenues declined in all three segments. Software Solutions revenues declined 3% with growth in professional services being more than offset by declines in other one-time sales. Software Solutions one-time sales were less than a strong quarter a year ago. The backlog of new orders for Software Solutions computer systems products and services and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $44,000 at December 31, 2004, the same as September 30, 2004. Last year the order backlog was reduced to $47,000 at December 31, 2003 from $65,000 at September 30, 2003. Documents sales reflected the exit from low margin products during the second half of last year. Financial Services revenues reflect both lower average interest rates and lower average finance receivable balances.

Gross profit declined from last year for the first quarter, primarily because of the decline in revenues. In the quarter ended December 2004, the company incurred $2,345 of costs to write-off of software assets that will not be recovered by estimated future cash flows. The company also incurred $665 of costs for the consolidation of a service center. Documents gross margins increased as compared to a year ago because of the productivity gains resulting from last year's plant consolidation and the elimination of last year's plant consolidation costs.

Selling General & Administrative (SG&A) expenses declined from last year which included $4,886 of sales reorganization and consolidation costs. Additional reductions in SG&A expenses reflect productivity gains from the actions taken a year ago, as well as lower amortization expenses. Research and development expenses were approximately $21,000 in the quarter ended December 31, 2004, the same as last year. No software development costs were capitalized in either year. See the Software Solutions caption of this analysis for additional information regarding R&D expenses and software capitalization.

Operating margins were 14.9% in the first quarter of fiscal year 2005, compared to 14.5% last year. Operating income was essentially flat with a year ago as the effect of the decline in revenues was offset by fewer costs for asset write-offs and consolidations than were incurred last year. Operating margins were impacted by $2,345 of software write-offs and $665 of service center consolidation costs in the current year and $6,246 of sales reorganization and plant consolidation costs in the prior year. Other income reflected $934 of increased exchange gains over last year resulting from movements in foreign currency.

The effective income tax rate was 41.8% for the three months ended December 31, 2004, compared to 34.2% last year. Last year the tax rate reflected a $1,859 reduction of income taxes, primarily related to Ohio income tax legislation enacted during the quarter ended December 31, 2003. The current year effective income tax rate reflects the greater impact of international operations and estimated reduced benefits from stock option exercises.

SOFTWARE SOLUTIONS

                                                 Three Months
                                    ----------------------------------------
                                      2004       2003      Change   % Change
                                    --------   --------    ------   --------
Net sales and revenues
    Recurring revenues              $149,442   $150,123   ($  681)      0%
    One-time sales                  $ 45,425   $ 50,192   ($4,767)     -9%
    Total net sales and revenues    $194,867   $200,315   ($5,448)     -3%
Gross profit

    Recurring revenues              $ 91,860   $ 97,748   ($5,888)     -6%
    One-time sales                  $ 10,565   $ 14,476   ($3,911)    -27%
    Total gross profit              $102,425   $112,224   ($9,799)     -9%
Gross Margin

    Recurring revenues                  61.5%      65.1%
    One-time sales                      23.3%      28.8%
    Total gross margin                  52.6%      56.0%
SG&A expenses                       $ 77,492   $ 84,416   ($6,924)     -8%
    % of revenues                       39.8%      42.1%
Operating income                    $ 24,933   $ 27,808   ($2,875)    -10%
    % of revenues                       12.8%      13.9%

Net sales and revenues declined during the quarter ended December 31, 2004, with recurring revenues essentially flat and one-time sales declining 9%. Recurring revenues consist primarily of monthly revenues from software licenses, software enhancements, telephone support, hardware maintenance, credit services and network services. One-time sales include revenues from hardware, software license fees, implementation services (installation and training) and professional services (consulting). One-time sales declined primarily because of reduced revenues from the ERA dealer management system. Last year the order backlog was reduced $18,000 as strong shipments of ERA occurred early in the quarter and allowed revenue recognition as implementations were completed. As of December 31, 2004, the order backlog remained the same as at September 30, 2004. The ERA decline was partially offset by growth in professional services. Professional services increased because of an increase in the number of active consultants. Utilization rates were also very high in the first quarter of fiscal year 2005. Within recurring revenues, growth in web solutions and credit services was more than offset by declines in hardware maintenance, network services and from businesses sold (Boatventures.com) or exited (Web classifieds). Hardware maintenance revenues, while down from last year, were essentially flat with the fourth quarter of fiscal year 2004. Network services revenues declined because the company ceased being a reseller of network circuits. Network services profitability improved as a result of this action.

Gross profit declined primarily because of the decline in revenues. One-time sales gross margins reflect the decline in revenues related to reducing the order backlog last year. This decline was partially offset by higher gross profit margins in professional services as a result of higher revenues and utilization. Recurring gross profit margins reflect the decline in hardware maintenance revenues from last year. Additionally, recurring gross profit also reflects $2,345 of costs to write-off software assets that will not be recovered by estimated future cash flows. Recurring gross profit also reflected $665 of costs incurred from the consolidation of a service center into other locations. These costs will continue in the second quarter until the estimated completion of the consolidation in March 2005. Additionally, the second quarter will include duplicate wage costs until work is fully transitioned to the new staffs at existing locations and the consolidation is completed.

The company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Upon general release of a software product, the capitalized software development costs are amortized to expense over the estimated economic life of the product. The company did not capitalize any software development costs during the three month periods ended December 31, 2004 and 2003. Software amortization expenses (included in cost of sales) related to RGS Suite were $3,273 in the quarter ended December 31, 2004, the same as a year ago. As of December 31, 2004, the unamortized balance of software development costs related to RGS Suite was $73,105. The company believes that the capitalized costs will be recovered from cash flow from future product revenues.

SG&A expenses declined almost $7,000 with nearly one-half of the decline related to consolidation costs incurred last year.

The remaining reduction reflects productivity gains from the consolidation and reduced amortization expenses. Operating income declined from last year primarily because of the decline in revenues. The impact of software asset write-offs and consolidation costs in the current year was essentially the same as consolidation costs incurred last year.

DOCUMENTS

                                           Three Months
                               ---------------------------------------
                                2004       2003     Change    % Change
                               -------   -------    ------    --------
Net sales and revenues         $37,606   $39,688   ($2,082)      -5%
Gross profit                   $22,058   $19,880    $2,178       11%
    % of revenues                 58.7%     50.1%
SG&A expenses                  $14,596   $16,614   ($2,018)     -12%
    % of revenues                 38.9%     41.9%
Operating income               $ 7,462   $ 3,266    $4,196      128%
    % of revenues                 19.8%      8.2%

During the quarter, Documents sales declined 5% from last year because of a decrease in the volume of business forms. Almost half of the sales decline resulted from the company's decision to stop selling low-margin stock continuous and copy paper products in the second half of 2004. The company expects the sales of certain documents to continue to decline as advances in technology continue.

Gross profit increased over last year primarily because of productivity gains from last year's consolidation of the Grand Prairie, Texas manufacturing facility into the Celina, Ohio facility. Last year included consolidation costs of $1,304 related to closing the Grand Prairie location as well as costs to set up production capabilities in Celina. No such costs were incurred in 2005.

SG&A expenses declined 12% with about three quarters of the decline because of sales reorganization and plant consolidation costs of $1,546 incurred last year. The remainder of the reduction in SG&A expenses related to lower ongoing selling costs as a result of last year's actions. Operating income increased $4,196 with $2,850 related to last year's consolidation costs and the remainder from productivity gains resulting from the consolidation activities. As a result operating margin increased to nearly 20%, compared to 8% a year ago.

FINANCIAL SERVICES

                                           Three Months
                               -------------------------------------
                                2004     2003     Change    % Change
                               ------   ------    ------    --------
Net sales and revenues         $6,849   $8,400   ($1,551)     -18%
Gross profit                   $5,098   $6,483   ($1,385)     -21%
    % of revenues                74.4%    77.2%
SG&A expenses                  $1,889   $1,598    $  291       18%
    % of revenues                27.5%    19.0%
Operating income               $3,209   $4,885   ($1,676)     -34%
    % of revenues                46.9%    58.2%

Financial Services revenues declined 18% with about one-half of the decline resulting from lower average interest rates and about one-third of the decrease from lower average finance receivable balances. Average finance receivable balances declined as a result of lower one-time sales in Software Solutions. The remaining decline in revenues is related to a reduction in other income, primarily for lease buyouts.

Gross profit also declined because of the declines in revenues. Interest rate spreads were 3.9% in the quarter, compared to 4.7% last year. In fiscal year 2004, the tax treatment for the majority of financing agreements changed from true leases to installment sales contracts. The impact of this change was to lower deferred income tax benefits. Assuming no change in the finance receivable balance, additional debt will be required in the future to finance the portfolio because of the reduced tax benefits.

SG&A expenses increased over last year because of higher bad debt expenses. Bad debt expenses were $1,050 in the quarter, compared to $750 last year, because of higher net write-offs than last year. Operating income reflected the decline in revenues and higher bad debt expenses.

LIQUIDITY AND CAPITAL RESOURCES

AUTOMOTIVE SOLUTIONS CASH FLOWS (EXCLUDING FINANCIAL SERVICES)

The company's balance of cash and equivalents was $138,929 at December 31, 2004, an increase of $22,137 during the quarter. Cash flows from operating activities were $37,511 during the first quarter and resulted primarily from net income, adjusted for non cash charges such as depreciation and amortization. Cash flow from operating activities also reflected a benefit from the timing of first quarter estimated income tax payments, which were not due until the second quarter. Cash flows used for investing activities included capital expenditures of $5,666, partially offset by proceeds from asset sales of $1,702. Fiscal year 2005 capital expenditures (net of proceeds from asset sales) in the ordinary course of business are anticipated to be about $20,000, including about $10,000 for buildings. Cash flows used for investing activities also included an additional payment related to the fiscal year 2004 purchase of Third Coast Media. This payment had been contingent upon meeting certain operating criteria established at the purchase date. See the Shareholders' Equity caption of this analysis regarding the payment of dividends and share repurchases.

FINANCIAL SERVICES CASH FLOWS

Financial Services operating cash flows, collections on finance receivables and additional borrowings were invested in new finance receivables primarily for the company's computer systems and used to make scheduled debt repayments.

CAPITALIZATION

The company's ratio of total debt (total Automotive Solutions debt) to capitalization (total Automotive Solutions debt plus shareholders' equity) was 17.8% at December 31, 2004 and 18.1% at September 30, 2004. Remaining credit available under a committed revolving credit agreement was $150,000 at December 31, 2004. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until needed.

On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. Interest is payable on a variable rate basis. This loan funding agreement is renewable through January 23, 2006. The outstanding borrowings under this arrangement were included with Financial Services notes payable on the Consolidated Balance Sheets. As of December 31, 2004, the balance outstanding on this facility was $112,000.

The company has consistently produced operating cash flows sufficient to fund normal operations. These operating cash flows result from stable operating margins and a high percentage of recurring revenues which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of December 31, 2004, the company could issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating that should provide access to capital sufficient to meet the company's cash requirements beyond the next year.

See Note 5 to the Condensed Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of December 31, 2004, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights as described in the company's annual report on form 10-K for the fiscal year ended September 30, 2004.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the quarter ended December 31, 2004, the company repurchased 855 Class A common shares for $20,743 (an average price of $24.26 per share). As of December 31, 2004, the company could repurchase an additional 1,590 Class A common shares under existing board of directors' authorizations.

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

POSTRETIREMENT BENEFITS

The company sponsors defined benefit pension plans for most employees. The company also sponsors a defined benefit medical plan and a defined benefit life insurance plan for certain employees. The company's postretirement plans are described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2004. The company accounts for its postretirement benefit plans according to SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These statements require the use of actuarial models that allocate the cost of an employee's benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The company adjusted assumptions used to measure the amount of postretirement benefit expense, increasing the discount rate from 6.0% in fiscal year 2004 to 6.25% in fiscal year 2005. The expected long-term rate of return on plan assets was estimated at 8.25% for both 2004 and 2005. The company is not required to make minimum contributions to its postretirement plans in 2005, although the company may elect to make contributions. During the three months ended December 31, 2004, the company contributed $317 to its pension plans. The company anticipates making additional contributions of $5,983 during the remaining nine months of fiscal year 2005. See Note 10 to the Consolidated Financial Statements included in Form 10-K for the fiscal year ended September 30, 2004, for more detail disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations. The company's net periodic pension expense was $5,838 for the three months ended December 31, 2004, compared to $5,098 last year. The company's net periodic postretirement medical and life insurance expense was $872 for the three months ended December 31, 2004, compared to $1,184 a year ago.

MARKET RISKS

INTEREST RATES

The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt, which averaged 4.3% during the quarter ended December 31, 2004. These interest rate swap agreements were designated as fair value hedges. The company does not use financial instruments for trading purposes.

The Financial Services segment of the business, including Reyna Funding L.L.C., a consolidated affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. During the quarter ended December 31, 2004, Reyna Funding, L.L.C. entered into $22,627 of interest rate swaps to replace maturing interest rate swaps.

As of December 31, 2004, a one percentage point increase in interest rates would increase annual consolidated interest expense by $1,500 while a one percentage point decline in interest rates would reduce annual consolidated interest expense by $1,500. See Note 5 to the Condensed Consolidated Financial Statements for additional disclosures regarding the company's debt instruments and interest rate management agreements.

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations, primarily in Canada, which accounted for 9% of net sales and revenues during the three months ended December 31, 2004. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. At September 30, 2004, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at September 30, 2004, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

CONTINGENCIES

See Note 9 to the Condensed Consolidated Financial Statements for a discussion of the company's contingencies.

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

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Reynolds management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information included in Note 9 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES (IN THOUSANDS EXCEPT PER SHARE DATA)

On August 12, 2003, the company's board of directors authorized the repurchase of 8,000 additional Class A common shares. This authorization has no fixed expiration date and was in addition to previously approved authorizations. As of December 31, 2004, the company could repurchase an additional 1,590 Class A common shares under this board of directors' authorization. No other authorizations for share repurchase were outstanding as of December 31, 2004. During the three months ended December 31, 2004, the company repurchased 855 Class A common shares for $20,743 as follows:

                                                                 Total Shares           Maximum Number
                                    Shares       Average       Purchased During      of Shares Remaining
 Program                          Purchased       Price         the Period as          for Purchase as
Approval                            During        Paid        Part of a Publicly      Part of a Publicly
  Date           Month              Period     (per Share)    Announced Program       Announced Program
--------     -------------        ---------    -----------    ------------------     -------------------
 8/12/03     October  2004             0         $ 00.00               0                    2,445
 8/12/03     November 2004           200         $ 23.45             200                    2,245
 8/12/03     December 2004           655         $ 24.51             655                    1,590
                                  ------                            ----
 8/12/03     Total Quarter           855         $ 24.26             855
                                  ======                            ====

ITEM 6.  EXHIBITS

         10.1   Employment Agreement with Finbarr J. O'Neill

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

                                 THE REYNOLDS AND REYNOLDS COMPANY

Date February 9, 2005                      /s/ FINBARR J. O'NEILL
                                           -----------------------
                                           Finbarr J. O'Neill
                                           President and Chief Executive Officer

Date February 9, 2005                      /s/ DALE L. MEDFORD
                                           -------------------
                                           Dale L. Medford
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Chief Administrative Officer