Form 10-Q
period 2005-03-31
REYNOLDS & REYNOLDS CO
filed 2005-05-09
CIK 83588

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2005

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

                                  (937)485-2000
                                 (Telephone No.)

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

On March 31, 2005, 63,332,414 Class A common shares and 14,000,000 Class B common shares were outstanding.

                        THE REYNOLDS AND REYNOLDS COMPANY
                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Consolidated Income (unaudited)
          For the Three and Six Months Ended March 31, 2005 and 2004                            3

          Condensed Consolidated Balance Sheets
          As of March 31, 2005 (unaudited) and September 30, 2004                               4

          Statements of Consolidated Cash Flows (unaudited)
          For the Six Months Ended March 31, 2005 and 2004                                      5

          Notes to Condensed Consolidated Financial Statements (unaudited)                      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          For the Three and Six Months Ended March 31, 2005 and 2004                           11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                           19
          (See the caption entitled "Market Risks" included in the Management's
          Discussion and Analysis of Financial Condition and Results of Operations)

Item 4.   Controls and Procedures                                                              20

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                    21

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities     21

Item 4.   Submission of Matters to a Vote of Security Holders                                  22

Item 6.   Exhibits                                                                             22

SIGNATURES                                                                                     23

                        THE REYNOLDS AND REYNOLDS COMPANY
                  STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                      (In thousands except per share data)

                                                      Three Months                Six Months
                                                     2005         2004         2005         2004
                                                  ----------   ----------   ----------   ----------
Net Sales and Revenues
    Products                                      $ 174,262    $ 174,595    $ 339,459    $ 351,274
    Services                                         69,651       66,546      136,927      129,870
    Financial services                                6,702        8,351       13,551       16,751
                                                  ---------    ---------    ---------    ---------
    Total net sales and revenues                    250,615      249,492      489,937      497,895
                                                  ---------    ---------    ---------    ---------

Cost of Sales
    Products                                         65,142       60,487      125,891      123,211
    Services                                         44,158       46,185       91,399       91,360
    Financial services                                1,878        1,863        3,629        3,780
                                                  ---------    ---------    ---------    ---------
    Total cost of sales                             111,178      108,535      220,919      218,351
                                                  ---------    ---------    ---------    ---------

Gross Profit                                        139,437      140,957      269,018      279,544

Selling, General and Administrative Expenses        102,285       98,233      196,262      200,861
                                                  ---------    ---------    ---------    ---------

Operating Income                                     37,152       42,724       72,756       78,683
                                                  ---------    ---------    ---------    ---------

Other Charges (Income)
    Interest expense                                  1,631        1,230        3,076        2,570
    Interest income                                    (780)        (403)      (1,364)      (1,060)
    Other - net                                        (530)      (1,204)      (2,485)      (2,152)
                                                  ---------    ---------    ---------    ---------
    Total other charges (income)                        321         (377)        (773)        (642)
                                                  ---------    ---------    ---------    ---------

Income Before Income Taxes                           36,831       43,101       73,529       79,325
Income Taxes                                         14,261       16,744       29,605       29,146
                                                  ---------    ---------    ---------    ---------
Net Income                                        $  22,570    $  26,357    $  43,924    $  50,179
                                                  =========    =========    =========    =========

Basic Earnings Per Common Share
    Net income                                    $    0.35    $    0.40    $    0.69    $    0.75
    Average number of common shares outstanding      63,838       66,604       64,105       66,925

Diluted Earnings Per Common Share
    Net income                                    $    0.34    $    0.38    $    0.67    $    0.73
    Average number of common shares outstanding      65,646       68,642       65,509       69,045

Cash Dividends Declared Per Common Share          $    0.11    $    0.11    $    0.22    $    0.22

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   AS OF MARCH 31, 2005 AND SEPTEMBER 30, 2004
                                 (In thousands)

                                                                    3/31/05        9/30/04
                                                                  ------------   ------------
AUTOMOTIVE SOLUTIONS ASSETS

Current Assets
    Cash and equivalents                                          $   153,081    $    79,772
    Marketable securities                                                             37,020
    Trade accounts receivable                                          98,181        102,293
    Other accounts receivables                                          2,779          3,637
    Inventories                                                        10,346         12,843
    Prepaid and other assets                                           39,817         39,689
                                                                  -----------    -----------
    Total current assets                                              304,204        275,254
Property, Plant and Equipment, less accumulated depreciation of
    $142,166 at 3/31/05 and $135,956 at 9/30/04                       175,070        178,447
Goodwill                                                               49,078         48,366
Software Licensed to Customers                                         76,147         83,757
Acquired Intangible Assets                                             34,039         35,315
Other Assets                                                           87,384         86,916
                                                                  -----------    -----------
Total Automotive Solutions Assets                                     725,922        708,055
                                                                  -----------    -----------

FINANCIAL SERVICES ASSETS
Cash                                                                      705            901
Finance Receivables                                                   341,652        351,649
Other Assets                                                            1,394            262
                                                                  -----------    -----------
Total Financial Services Assets                                       343,751        352,812
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 1,069,673    $ 1,060,867
                                                                  ===========    ===========

AUTOMOTIVE SOLUTIONS LIABILITIES
Current Liabilities
    Accounts payable                                              $    40,606    $    41,313
    Accrued liabilities                                                52,699         55,323
    Deferred revenues                                                  30,677         27,871
    Income taxes                                                       28,386         14,838
                                                                  -----------    -----------
    Total current liabilities                                         152,368        139,345
Long-Term Debt                                                        100,975        103,512
Other Liabilities                                                      84,227         81,983
                                                                  -----------    -----------
Total Automotive Solutions Liabilities                                337,570        324,840
                                                                  -----------    -----------

FINANCIAL SERVICES LIABILITIES
Notes Payable                                                         198,134        192,131
Other Liabilities                                                      68,544         74,079
                                                                  -----------    -----------
Total Financial Services Liabilities                                  266,678        266,210
                                                                  -----------    -----------

SHAREHOLDERS' EQUITY
Capital Stock                                                         369,969        346,352
Accumulated Other Comprehensive Losses                                (11,864)       (13,739)
Retained Earnings                                                     107,320        137,204
                                                                  -----------    -----------
Total Shareholders' Equity                                            465,425        469,817
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,069,673    $ 1,060,867
                                                                  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                        THE REYNOLDS AND REYNOLDS COMPANY
                STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (In thousands)

                                                             2005         2004
                                                          ----------   ----------
Cash Flows Provided by (Used for) Operating Activities:
   Net Income                                             $  43,924    $  50,179
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                          25,352       23,685
      Provision for doubtful accounts                         3,880        4,429
      Stock-based compensation                                5,525        5,603
      Deferred income taxes                                 (14,697)      (3,609)
      Net (gains) losses from sales of assets                  (173)         684
      Changes in operating assets and liabilities:
        Accounts receivable                                   3,115       19,354
        Finance receivables originated                      (45,491)     (65,005)
        Collections on finance receivables                   63,526       91,093
        Inventories                                           2,497       (1,668)
        Prepaid expenses                                       (382)      (3,967)
        Other assets                                         (1,937)       3,323
        Accounts payable                                       (707)      (5,311)
        Accrued liabilities                                   6,807        2,272
        Other liabilities                                     9,296        7,689
                                                          ---------    ---------
   Net cash provided by operating activities                100,535      128,751
                                                          ---------    ---------

Cash Flows Provided by (Used for) Investing Activities:
   Business Combinations                                       (500)     (11,645)
   Capital expenditures                                     (13,793)     (21,788)
   Net proceeds from sales of assets                          1,912       10,318
   Marketable securities purchased                          (35,000)     (27,100)
   Marketable securities sold                                72,020        7,180
   Finance receivables originated                           (13,725)     (10,285)
   Collections on finance receivables                         3,663        5,815
                                                          ---------    ---------
   Net cash provided by (used for) investing activities      14,577      (47,505)
                                                          ---------    ---------

Cash Flows Provided by (Used for) Financing Activities:
   Additional borrowings                                     27,000       12,339
   Principal payments on debt                               (20,997)     (23,206)
   Cash dividends paid                                       (7,109)      (7,371)
   Capital stock issued                                      32,804       27,689
   Capital stock repurchased                                (74,736)     (94,010)
                                                          ---------    ---------
   Net cash used for financing activities                   (43,038)     (84,559)
                                                          ---------    ---------

Effect of Exchange Rate Changes on Cash                       1,039        1,195
                                                          ---------    ---------

Increase (Decrease) in Cash and Equivalents                  73,113       (2,118)
Cash and Equivalents - Beginning of Period                   80,673       77,450
                                                          ---------    ---------
Cash and Equivalents - End of Period                      $ 153,786    $  75,332
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

2. RECLASSIFICATIONS

During the quarter ended March 31, 2005, the company changed its presentation of cash flows to present a Statement of Consolidated Cash Flows. The company previously had presented separate statements of cash flows for Automotive Solutions and Financial Services. The prior year's statement of cash flows has been revised to conform to the new presentation.

In 2005, the company changed its classification of auction rate securities from cash and equivalents to marketable securities, according to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of this revision was to reduce cash and equivalents and increase marketable securities by $37,020 as of September 30, 2004. The company purchased marketable securities of $35,000 in 2005 and $27,100 in 2004 and sold marketable securities of $72,020 in 2005 and $7,180 in 2004. Purchases and sales of marketable securities were considered investing activities for purposes of reporting cash flows.

In February 2005, the Securities and Exchange Commission (SEC) published a letter related to the Statement of Cash Flows. This letter clarified that cash flows for finance receivables related to sales of the company's products and services should be considered operating activities in the statement of cash flows. The company historically reported cash flows from finance receivables as investing activities in the statement of cash flows. Additionally, cash flows from intercompany receivables, which were included in trade receivables, were historically included in operating activities, even though no cash was received by the company on a consolidated basis when the sale was made to the customer. The company revised its Statements of Consolidated Cash Flows to comply with the new SEC guidance to reflect the fact that no cash is received upon the initial sale and to properly classify cash receipts from the sales of products and services as operating activities. Cash flows for finance receivables representing financing of customers' purchases from other vendors will continue to be considered investing activities in the Statements of Consolidated Cash Flows. This reclassification did not change total cash flow.

The following table summarizes the previously discussed revisions to cash flows from operating activities, investing activities and financing activities for the six months ended March 31, 2004.

                                    Operating    Investing    Financing
                                    Activities   Activities   Activities
                                    ----------   ----------   ----------
Previously reported cash flows
    Automotive solutions            $ 109,852    ($ 14,124)   ($ 78,967)
    Financial services                 11,876        2,552      (14,583)
                                    ---------    ---------    ---------
    Totals                            121,728      (11,572)     (93,550)
Finance receivables originated        (65,281)      65,281            0
Finance receivables collected          90,408      (90,408)           0
Prepaid expenses and other assets           1            0            0
Marketable securities purchased             0      (27,100)           0
Marketable securities sold                  0        7,180            0
Intercompany receivables              (18,105)      18,105            0
Intercompany payments                       0       (8,991)       8,991
                                    ---------    ---------    ---------
Revised cash flows                  $ 128,751    ($ 47,505)   ($ 84,559)
                                    =========    =========    =========

3. INVENTORIES

                    3/31/05   9/30/04
                    -------   -------
Finished products   $ 9,891   $12,420
Work in process         333       314
Raw materials           122       109
                    -------   -------
Total inventories   $10,346   $12,843
                    =======   =======

4. BUSINESS COMBINATIONS

On October 1, 2003, the company purchased the outstanding shares of Incadea GmbH, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, had annual revenues of about $6,000. The purchase price of $6,181 was paid with cash from existing balances. In fiscal year 2004, the company also repaid $5,046 of debt assumed in the purchase of Incadea GmbH. The results of Incadea's operations have been included in the company's financial statements since the acquisition. At March 31, 2005, the company has recorded goodwill of $6,382 based on the allocation of the purchase price. An independent appraisal firm was used to assist the company in determining the fair values of intangible assets.

On October 1, 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,464 was paid with cash from existing balances. During December 2004, the company paid an additional $500 purchase price based on achievement of specified operating results. Under terms of the purchase agreement, the company may be required to make additional payments of up to $1,300 through 2006, contingent on the achievement of certain operating results of the business purchased. The results of Third Coast Media's operations have been included in the company's financial statements since the acquisition. At March 31, 2005, the company has recorded tax deductible goodwill of $3,649 based on the allocation of the purchase price. An independent appraisal firm was used to assist the company in determining the fair values of intangible assets.

5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

GOODWILL

                                    Software
                                    Solutions   Documents   Totals
                                    ---------   ---------   --------
Balances as of September 30, 2004    $45,489     $2,877     $48,366
Business Combinations                    500                    500
Divestiture                              (46)                   (46)
Translation                              258                    258
                                     -------     ------     -------
Balances as of March 31, 2005        $46,201     $2,877     $49,078
                                     =======     ======     =======

ACQUIRED INTANGIBLE ASSETS

                                                                   Weighted
                                        Gross      Accumulated     Average
                                        Amount    Amortization   Life (years)
                                        -------   ------------   ------------
AS OF MARCH 31, 2005
Amortized intangible assets
    Contractual customer relationship   $33,100      $ 8,137          20
    Trademarks                            6,278        1,545          19
    Other                                 6,055        1,712          10
                                        -------      -------
    Total                               $45,433      $11,394          18
                                        =======      =======
AS OF SEPTEMBER 30, 2004
Amortized intangible assets
    Contractual customer relationship   $33,100      $ 7,310          20
    Trademarks                            6,263        1,364          19
    Other                                 7,006        2,380          10
                                        -------      -------
    Total                               $46,369      $11,054          18
                                        =======      =======

Aggregate amortization expense was $1,314 for the six months ended March 31, 2005. Estimated amortization expense for the years ended September 30, is $2,627 in 2005, $2,627 in 2006, $2,477 in 2007, $2,477 in 2008 and $2,477 in 2009.

6. FINANCING ARRANGEMENTS

AUTOMOTIVE SOLUTIONS

During February 2002, the company entered into $100,000 of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements were designated as fair value hedges. The fair value of these derivative instruments was an asset of $1,058 at March 31, 2005, and $3,621 at September 30, 2004, and was included in Automotive Solutions' other assets on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in interest expense. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

FINANCIAL SERVICES

On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. Interest is payable on a variable rate basis. This loan funding agreement is renewable through January 23, 2006. As of March 31, 2005, Reyna Funding, L.L.C. had outstanding borrowings of $127,000 under this arrangement.

The fair value of the company's cash flow derivative instruments was a $1,146 asset at March 31, 2005 and a $128 liability at September 30, 2004 and was included in Financial Services' other assets and other liabilities, respectively, on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2005, the company expects the amounts to be reclassified out of other comprehensive income into earnings to be immaterial to the financial statements.

REVOLVING CREDIT AGREEMENT

The company has a $200,000 revolving credit agreement. The revolving credit agreement has a five year term expiring on April 8, 2009. Automotive Solutions and Financial Services share this revolving credit agreement. As of March 31, 2005, the balance outstanding on this facility was $50,000.

7. COMPREHENSIVE INCOME

                                                       THREE MONTHS            SIX MONTHS
                                                     2005        2004        2005       2004
                                                   ---------   ---------   --------   --------
Net income                                         $ 22,570    $ 26,357    $ 43,924   $ 50,179
Foreign currency translation adjustment                (374)       (929)      1,039      1,195
Net unrealized gains on derivative contracts (1)        477         (13)        836        465
                                                   --------    --------    --------   --------
Comprehensive income                               $ 22,673    $ 25,415    $ 45,799   $ 51,839
                                                   ========    ========    ========   ========

(1) Net of income tax provision of $316 and income tax benefit of $24 for the three months ended March 31, 2005 and 2004, respectively and income tax provisions of $555 and $310 for the six months ended March 31, 2005 and 2004, respectively.

8. BUSINESS SEGMENTS

Effective October 1, 2004, the company changed its segment reporting for consistency with the current organizational structure and how management views the company's financial results. In fiscal year 2005, the company is reporting financial information for three reporting segments: Software Solutions, Documents and Financial Services. Software Solutions will be comprised of the former Software Solutions segment and the former Services segment. Management reviews the financial results of Software Solutions, Documents and Financial Services to measure performance and allocate resources. This reporting will provide a better economic picture of the company's solutions by combining the operating results of products and related services that are sold together. For example, software licenses and related software training will be included in a single segment. In fiscal year 2004, these items were separated, with software licenses reported in the Software Solutions segment and the related software training reported in the Services segment. There were no changes in the reporting of the Documents and Financial Services segments. Prior year financial results were restated to report financial results on a consistent basis with the current year.

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

                                   THREE MONTHS            SIX MONTHS
                                 2005       2004       2005         2004
                               --------   --------   ----------   ----------
NET SALES AND REVENUES
Software Solutions
    Products
       Hardware                $ 15,245   $ 12,251   $   29,514   $   27,705
       Software                 116,860    118,086      230,182      239,623
    Services                     69,651     66,546      136,927      129,870
                               --------   --------   ----------   ---------
    Total Software Solutions    201,756    196,883      396,623      397,198
Documents                        42,157     44,258       79,763       83,946
Financial Services                6,702      8,351       13,551       16,751
                               --------   --------   ----------   ---------
Total Net Sales and Revenues   $250,615   $249,492   $  489,937   $  497,895
                               ========   ========   ==========   ==========

OPERATING INCOME (LOSS)
Software Solutions             $ 25,932   $ 30,370   $   50,865   $   58,178
Documents                         8,215      7,400       15,677       10,666
Financial Services                3,005      4,954        6,214        9,839
                               --------   --------   ----------   ----------
Total Operating Income         $ 37,152   $ 42,724   $   72,756   $   78,683
                               ========   ========   ==========   ==========

                                                      3/31/2005    9/30/04
                                                     ----------   ----------
ASSETS
Automotive Solutions                                 $  725,922   $  708,055
Financial Services                                      343,751      352,812
                                                     ----------   ----------
Total Assets                                         $1,069,673   $1,060,867
                                                     ==========   ==========

9. CONTINGENCIES

In 2000, the company was named one of many defendants in a cost recovery lawsuit filed by a potential responsible party (PRP) coalition in the United States District Court for Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court had ordered the parties to participate in non-binding mediation; however, the mediation did not result in resolution of the matter. The company continues to negotiate with the PRP coalition and the company believes that this matter can still be resolved by settlement. The company believes that the reasonably foreseeable resolution of this matter will not have a material adverse effect on the financial statements.

In 2000, the company sold the net assets of its Information Solutions segment to the Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. This contingent liability, which matures in January 2006, was $712 as of March 31, 2005. Also in connection with the sale of these operations to the Carlyle Group, the company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and matures in 2007. As of March 31, 2005, the unamortized balance on this letter of credit was $1,526.

Subsequent to the company's announcement on June 24, 2004, regarding third quarter earnings, two shareholder class action complaints and two shareholder derivative claims, subsequently consolidated, were filed in the United States District Court for the Southern District of Ohio. A third shareholder derivative claim was filed in the Court of Common Pleas in Montgomery County, Ohio. The class action complaints allege that the company, a current officer and a former officer violated provisions of the Securities Exchange Act of 1934. On October 19, 2004, the plaintiffs in one of the shareholder class actions voluntarily moved to dismiss the action, without prejudice. On January 26, 2005, the second shareholder class action was voluntarily dismissed, without prejudice. The shareholder derivative claims were filed against the company, as nominal defendant, members of the Board of Directors and certain executive officers and allege breach of fiduciary duty, and other violations of law. On April 18, 2005, the plaintiffs in the federal consolidated derivative claims voluntarily moved to dismiss the action, without prejudice. Only the shareholder derivative claim in the Court of Common Pleas in Montgomery County, Ohio remains. The company denies that these allegations have any merit and is vigorously defending against this remaining action.

The company is also subject to other claims and lawsuits that arise in the ordinary course of business. The company believes that the reasonably foreseeable resolution of these matters will not have a material adverse effect on the financial statements.

10. POSTRETIREMENT BENEFITS

                                                                  THREE MONTHS            SIX MONTHS
                                                                2005        2004        2005        2004
                                                              ---------   ---------   ---------   ---------
PENSION BENEFITS

Service cost                                                  $  2,904    $  2,822    $  5,805    $  5,642
Interest cost                                                    4,580       4,217       9,148       8,431
Estimated return on plan assets                                 (3,895)     (3,184)     (7,549)     (6,367)
Amortization of unrecognized transitional asset                      0          64           0         129
Amortization of prior service cost                                 192         195         383         391
Recognized net actuarial losses                                    895         984       1,792       1,970
Termination Benefits                                               472           0         472           0
Settlements                                                          0           0         935           0
                                                              --------    --------    --------    --------
Net periodic pension cost                                     $  5,148    $  5,098    $ 10,986    $ 10,196
                                                              ========    ========    ========    ========

POSTRETIREMENT MEDICAL AND LIFE INSURANCE BENEFITS

Service cost                                                  $    112    $    166    $    224    $    166
Interest cost                                                      865         924       1,730         924
Amortization of prior service cost                                (353)       (186)       (706)       (186)
Recognized net actuarial losses                                    248         280         496         280
                                                              --------    --------    --------    --------
Net periodic postretirement medical and life insurance cost   $    872    $  1,184    $  1,744    $  1,184
                                                              ========    ========    ========    ========

As of March 31, 2005, the company has made $5,637 of contributions to the pension plan. The company anticipates contributing an additional $663 to fund its pension plan in fiscal 2005 for a total of $6,300.

11. ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment." In March 2005, the Securities Exchange Commission issued Staff Accounting Bulletin 107, "Share-Based Payment," to assist companies in the adoption of SFAS No. 123 (revised). SFAS 123 requires that the cost resulting from all share-based payment transactions are recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Effective October 1, 2003, the company elected to adopt the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. On April 14, 2005, the Securities Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123(revised). It will now become effective for fiscal years beginning after June 15, 2005, effective for the company October 1, 2005. The company is currently evaluating this pronouncement and does not anticipate a material impact on the company's results of operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                (In thousands except employee and per share data)

COMPANY OVERVIEW

INTRODUCTION

The company provides integrated computer systems products and related services, documents and financial services primarily to automobile dealers. Computer systems products include integrated software packages, software enhancements and computer hardware. Computer services include installation and maintenance of computer hardware, software training and professional services. Typically hardware, hardware installation and software training revenues (i.e. one-time revenues) are billed upon shipment and recognized over the implementation period. Depending on their nature, software license fees may be billed upon shipment (typically when a perpetual software license is sold) or billed monthly over the term of the software license agreement. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition" and related pronouncements. Service revenues are recorded ratably over the contract period or as services are performed. Software term licenses and hardware maintenance revenues (i.e. recurring revenues) are invoiced monthly and recognized ratably over the term of the contract as the software is used or as services are provided. Professional services may be purchased separately or bundled with the initial sale of software. Professional services revenues are recognized as services are provided. Documents revenues are recorded when title passes upon shipment to customers. The company also offers financial services through Reyna Capital Corporation, Reyna Funding L.L.C. and a similar operation in Canada. Financial services revenues consist primarily of interest earned on financing the company's computer systems sales and are recognized over the lives of financing contracts, generally five years, using the interest method.

Although the company's primary customers are automobile dealers in the United States and Canada, the company's financial performance is not necessarily correlated with the number of new vehicles sold by these retailers. Automobile dealers have other profit centers such as used vehicles, service and parts which provide a more consistent revenue stream and a greater proportion of a typical automobile dealer's income than provided by new vehicle sales. This allows automobile dealers to invest in products and services that improve customer satisfaction and increase productivity.

The company earns most of its income from recurring software and hardware maintenance revenues which comprise about 60% of the company's revenues. When documents and financial services revenues are included, about 80% of the company's revenues are recurring in nature. Additionally, much of professional services revenues tend to be recurring in nature as programs are continued each year. This provides a measure of stability and limits the effect of economic downturns on the company's financial performance.

KEY ISSUES

On January 17, 2005, Finbarr J. O'Neill joined the company as President and Chief Executive Officer. Mr. O'Neill had previously been President and Chief Executive Officer of Mitsubishi Motors North America and prior thereto held the same position at Hyundai Motor America. Mr. O'Neill also joined the company's board of directors. Philip A. Odeen, who had served as Chairman and Acting Chief Executive Officer since July 2004, remained the company's Chairman.

As a provider of software and related services, the company must continually develop new software offerings and upgrade existing solutions to meet customer requirements and increase revenues. The company has invested in research and development during recent years to develop new software solutions. As a result, the company currently has several software solutions which are relatively new and in the early stages of their lifecycle. In August 2003, the company launched Reynolds Generations Series(R) (RGS) Suite, the company's next generation dealer management system. The company has significantly slowed the rate of RGS Suite installations scheduled in 2005 to review and focus on necessary software enhancements and improvements, system usability and implementation improvements. The company has also taken a series of actions to improve product development and ensure the readiness of software solutions. The company has consolidated profit and loss responsibility for all software solutions and related services under one management, devoted additional senior management resources to focus on product development and created a Solutions Readiness Council to improve solution readiness standards and processes.

Over the past year, three of the largest automobile dealership groups selected a single vendor to provide dealer management software (DMS) solutions for all their dealerships. One dealership group selected the company to be its exclusive provider of both DMS and Web solutions. The other two dealership groups chose a competitive DMS solution for their dealerships. In each case, the company remains the exclusive provider of the dealerships' Web solutions and continues to provide substantial document solutions to these other groups. The company believes that it is too early to conclude that there is a trend towards single sourcing as certain other large automobile dealership groups have indicated a preference for two or more vendors or have a decentralized operating model which permits more local autonomy in DMS decision making. In any event, if the company is not able to continue to replace the net reduction in DMS-related revenue from these three decisions with revenues from other solutions or net gains from subsequent decisions in favor of the company by other large dealership groups, the company's future revenues may be adversely impacted, albeit over time as the transition to a single source typically takes two to three years.

RESULTS OF OPERATIONS

The following summaries of segment reporting, reorganization costs and special items and business combinations have been provided to facilitate an understanding of management's discussion and analysis. Additional disclosures for these items have been provided in the Notes to the Condensed Consolidated Financial Statements.

SEGMENT REPORTING

Effective October 1, 2004, the company changed its segment reporting for consistency with the current organizational structure and how management views the company's financial results. In fiscal year 2005, the company is reporting financial information for three reporting segments: Software Solutions, Documents and Financial Services. Software Solutions will be comprised of the former Software Solutions segment and the former Services segment. Management reviews the financial results of Software Solutions, Documents and Financial Services to measure performance and allocate resources. This reporting will provide a better economic picture of the company's solutions by combining the operating results of products and related services that are sold together. For example, software licenses and related software training will be included in a single segment. In fiscal year 2004, these items were separated, with software licenses reported in the Software Solutions segment and the related software training reported in the Services segment. There were no changes in the reporting of the Documents and Financial Services segments. Prior year segment financial information was restated to report financial results on a consistent basis with the current year. See Note 8 to the Condensed Consolidated Financial Statements for more information on segment reporting.

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

The company incurred expenses of $1,267 before taxes or $.01 per share after taxes during the quarter ended March 31, 2004 and $7,513 before taxes or $.07 per share after taxes for the six months ended March 31, 2004, for severance, outplacement, relocation and other plant consolidation efforts. For the twelve months ended September 30, 2004, the company incurred expenses of $7,054 before taxes or $.06 per share after taxes for severance, outplacement, relocation and other plant consolidation efforts and eliminated 230 positions. The company did not incur any expenses related to this reorganization in 2005 and does not anticipate incurring additional expenses related to these efforts in 2005.

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

See Note 4 to the Condensed Consolidated Financial Statements for more information on business combinations.

CONSOLIDATED SUMMARY

                                              Three Months                                  Six Months
                             --------------------------------------------   --------------------------------------------
                                2005       2004       Change     % Change     2005        2004       Change     % Change
                             ---------   ---------  ----------   --------   ---------   ---------   ---------   --------
Net sales and revenues       $250,615    $249,492    $  1,123        0%     $489,937    $497,895    ($ 7,958)      -2%
Gross profit                 $139,437    $140,957   ($  1,520)      -1%     $269,018    $279,544    ($10,526)      -4%
    % of revenues                55.6%       56.5%                              54.9%       56.1%
SG&A expenses                $102,285    $ 98,233    $  4,052        4%     $196,262    $200,861    ($ 4,599)      -2%
    % of revenues                40.8%       39.4%                              40.0%       40.3%
Operating income             $ 37,152    $ 42,724   ($  5,572)     -13%     $ 72,756    $ 78,683    ($ 5,927)      -8%
    % of revenues                14.8%       17.1%                              14.9%       15.8%
Net income                   $ 22,570    $ 26,357   ($  3,787)     -14%     $ 43,924    $ 50,179    ($ 6,255)     -12%
Basic earnings per share     $   0.35    $   0.40   ($   0.05)     -13%     $   0.69    $   0.75    ($  0.06)      -8%
Diluted earnings per share   $   0.34    $   0.38   ($   0.04)     -11%     $   0.67    $   0.73    ($  0.06)      -8%

Consolidated net sales and revenues increased slightly during the three months ended March 31, 2005, the first quarterly increase in five quarters. Second quarter revenues increased 2% in Software Solutions and declined in Documents and Financial Services. Software Solutions revenues increased primarily because of an 8% increase in one-time revenues resulting from greater professional services (consulting) sales. Through six months, consolidated net sales and revenues declined 2% with revenues declining in all three segments. The backlog of new orders for Software Solutions computer systems products and services and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $45,000 at March 31, 2005, compared to $44,000 as of September 30, 2004. Last year the order backlog was reduced to $45,000 at March 31, 2004 from $65,000 at September 30, 2003. Documents sales reflected the exit from low margin products during the second half of last year. Financial Services revenues reflect both lower average interest rates and lower average finance receivable balances. See also the Key Issues caption of this analysis for additional information which could impact future revenues.

Gross profit declined from last year for both the second quarter and six months. The second quarter gross profit was negatively impacted by consolidation costs related to a software service center and lower recurring revenue margins. Year-to-date, gross profit declined because of lower revenues, the software service center consolidation costs and $2,345 of costs to write off software assets that will not be recovered by estimated future cash flows. Documents gross margins increased as compared to a year ago because of the productivity gains resulting from last year's plant consolidation and the elimination of last year's plant consolidation costs.

Selling General & Administrative (SG&A) expenses increased over last year for the quarter primarily as a result of $3,810 of retirement and other employee separation costs, primarily related to the senior leadership team. In the third quarter of 2005, the company anticipates incurring about $3,000 of employment, retirement and other employee separation costs as new employees are hired and existing employees provide services through retirement. Year-to-date, SG&A expenses declined from last year because of lower costs as a result of last year's sales reorganization and plant consolidation, as well as the elimination of last year's consolidation costs of $5,830 and lower amortization expenses. Research and development expenses were approximately $22,000 for the second quarter and $44,000 for the six months compared to $23,000 and $44,000 for the same periods, respectively, a year ago. No software development costs were capitalized in either year. See the Software Solutions caption of this analysis for additional information regarding R&D expenses and software capitalization.

Operating margins declined to 14.8% in the second quarter of fiscal year 2005, compared to 17.1% last year as a result of the 2005 retirement and other employee separation costs. Year-to-date, operating margins declined to 14.9% from 15.8% last year, primarily as a result of lower revenues which reduced operating income. Other income reflected $1,044 of increased exchange losses over last year in the second quarter resulting from movements in foreign currency.

The effective income tax rate was 40.3% for the six months ended March 31, 2005, compared to 36.7% for the comparable period last year. During the second quarter of 2005, the company recorded a $1,067 tax benefit related to higher Ohio jobs credits for 2002 - 2004. Last year the tax rate reflected a $1,859 reduction of income taxes, primarily related to Ohio income tax legislation enacted during the quarter ended December 31, 2003. The current year effective income tax rate also reflects the greater impact of international operations and estimated reduced benefits from stock option exercises.

SOFTWARE SOLUTIONS

                                                    Three Months                                  Six Months
                                   --------------------------------------------   --------------------------------------------
                                     2005        2004       Change     % Change     2005        2004       Change     % Change
                                   ---------   ---------   ---------   --------   ---------   ---------   ---------   --------
Net sales and revenues
    Recurring revenues             $152,622    $151,341    $  1,281       1%      $302,064    $301,464    $    600        0%
    One-time sales                 $ 49,134    $ 45,542    $  3,592       8%      $ 94,559    $ 95,734    ($ 1,175)      -1%
    Total net sales and revenues   $201,756    $196,883    $  4,873       2%      $396,623    $397,198    ($   575)       0%
Gross profit
    Recurring revenues             $ 95,904    $ 97,486    ($ 1,582)     -2%      $187,764    $195,234    ($ 7,470)      -4%
    One-time sales                 $ 14,942    $ 13,606    $  1,336      10%      $ 25,507    $ 28,082    ($ 2,575)      -9%
    Total gross profit             $110,846    $111,092    ($   246)      0%      $213,271    $223,316    ($10,045)      -4%
Gross Margin
    Recurring revenues                 62.8%       64.4%                              62.2%       64.8%
    One-time sales                     30.4%       29.9%                              27.0%       29.3%
    Total gross margin                 54.9%       56.4%                              53.8%       56.2%
SG&A expenses                      $ 84,914    $ 80,722    $  4,192       5%      $162,406    $165,138    ($ 2,732)      -2%
    % of revenues                      42.0%       41.0%                              41.0%       41.6%
Operating income                   $ 25,932    $ 30,370    ($ 4,438)    -15%      $ 50,865    $ 58,178    ($ 7,313)     -13%
    % of revenues                      12.9%       15.4%                              12.8%       14.6%

Net sales and revenues increased 2% during the quarter ended March 31, 2005, with one-time sales growing 8% and recurring revenues increasing 1%. Year-to-date, net sales and revenues declined slightly with recurring revenues up slightly and one-time sales down 1% from last year. The effect of divested businesses (Boatventures.com and Web classifieds) reduced revenues about $900 in the quarter and $2,700 through six months. See also the Key Issues caption of this analysis for additional information which could impact future revenues.

Recurring revenues consist primarily of monthly revenues from software licenses, software enhancements, telephone support, hardware maintenance, credit services and network services. Recurring revenues increased slightly for both the three and six months ended March 31, 2005 as a result of revenue growth in credit services, customer relationship management solutions and Web solutions, all as a result of greater volume. This growth was partially offset by lower ERA(R) dealer management system recurring revenues, a decline in network services revenues and as a result of divested businesses. ERA recurring revenues declined from last year for both the quarter and six months because of a slight decrease in market share, but increased slightly over the first quarter of 2005 as additional applications such as ERA XT advanced reporting were installed and an annual price increase of about 3% became effective March 1, 2005. Network services recurring revenues declined for both the quarter and six months because the company ceased being a reseller of network circuits. Network services profitability improved as a result of this action.

One-time sales include revenues from hardware, software license fees, implementation services (installation and training) and professional services. During the second quarter, one-time sales increased because of growth in professional services as a result of delivering more consulting days. This growth was partially offset by a decline in ERA dealer management system revenues. Through six months, one-time sales declined 1% as growth in professional services was more than offset by lower ERA revenues. The actual number of ERA systems shipped increased year-to-year for both the quarter and six months. ERA one-time sales declined, however, because average sales prices declined, primarily as a result of greater sales of ERA ES, the company's lower priced solution for smaller automobile dealers. The six month comparisons were also affected by last year's reduction in the order backlog. Last year the order backlog was reduced $20,000, primarily in the first quarter of 2004, as strong shipments of ERA occurred early in the quarter and allowed revenue recognition as implementations were completed. This year the order backlog increased slightly to $45,000 as of March 31, 2005, compared to $44,000 as of September 30, 2004.

Overall gross profit declined slightly in the second quarter as one-time gross profit increased, because of professional services sales growth, and recurring gross profit declined. Recurring gross profit declined primarily as a result of costs incurred in the consolidation of a service center. These consolidation costs included both termination costs and costs to ramp up the new location to provide continued customer support. These costs will continue at a reduced level in the third quarter. The mix of recurring revenues also contributed to the recurring gross profit decline as lower margin credit services revenues increased and higher margin ERA recurring revenues declined. The growth in one-time sales, which have a lower margin than recurring revenues, also caused the overall gross margin to decline. Year-to-date gross margins declined as a result of lower ERA one-time and recurring revenues. The one-time revenues decline was partially offset by higher gross margins from professional services as consultant utilization increased. Recurring gross margins were also negatively affected by costs incurred in the consolidation of a service center and $2,345 of costs to write-off software assets that would not be recovered by estimated future cash flows.

The company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Upon general release of a software product, the capitalized software development costs are amortized to expense over the estimated economic life of the product. The company did not capitalize any software development costs during the six month periods ended March 31, 2005 and 2004. Software amortization expenses (included in cost of sales) related to RGS Suite were $6,547 in the six months ended March 31, 2005, the same as a year ago. As of March 31, 2005, the unamortized balance of software development costs related to RGS Suite was $69,832. The company believes that the capitalized costs will be recovered from cash flow from future product revenues.

SG&A expenses increased $4,192 over last year in the second quarter, primarily as a result of retirement and other employee separation costs, primarily related to the senior leadership team. . In the third quarter of 2005, the company anticipates incurring about $3,000 of employment, retirement and other employee separation costs as new employees are hired and existing employees provide services through retirement. Year-to-date SG&A expenses declined $2,732 because of a decline related to consolidation costs incurred last year, productivity gains from the consolidation and reduced amortization expenses. These declines were partially offset by the second quarter's retirement and other employee separation costs. Operating income declined from last year in the second quarter primarily because of the retirement and other employee separation costs and costs incurred to consolidate a service center. Year-to-date operating income declined primarily as a result of the decline in gross profit as compared to last year.

DOCUMENTS

                                        Three Months                              Six Months
                         ----------------------------------------   ------------------------------------------
                           2005      2004     Change     % Change     2005       2004      Change     % Change
                         -------   -------   ---------   --------   --------   --------   ---------   --------
Net sales and revenues   $42,157   $44,258   ($ 2,101)      -5%     $79,763    $83,946    ($ 4,183)     -5%
Gross profit             $23,767   $23,377    $   390        2%     $45,825    $43,257     $ 2,568       6%
    % of revenues           56.4%     52.8%                            57.5%      51.5%
SG&A expenses            $15,552   $15,977   ($   425)      -3%     $30,148    $32,591    ($ 2,443)     -7%
    % of revenues           36.9%     36.1%                            37.8%      38.8%
Operating income         $ 8,215   $ 7,400    $   815       11%     $15,677    $10,666     $ 5,011      47%
    % of revenues           19.5%     16.7%                            19.7%      12.7%

Documents sales declined 5% from last year for both the second quarter and six months because of a decrease in the volume of business forms. About half of the sales decline resulted from the company's decision to stop selling low-margin stock continuous and copy paper products in the second half of 2004. The company expects the sales of certain documents to continue to decline as advances in technology continue.

Gross profit increased over last year for both the quarter and six months primarily because of productivity gains from last year's consolidation of the Grand Prairie, Texas manufacturing facility into the Celina, Ohio facility. Last year also included consolidation costs of $318 in the quarter and $1,622 year-to-date related to closing the Grand Prairie location as well as costs to set up production capabilities in Celina. No such costs were incurred in 2005.

SG&A expenses declined in the second quarter primarily as a result of lower selling expenses because of last year's sales reorganization. Through six months, SG&A expenses declined $2,443 with $1,675 related to costs incurred in last year's sales reorganization and plant consolidation. The remainder of the year-to-date reduction in SG&A expenses related to lower ongoing selling costs as a result of last year's actions. Operating income increased over last year for both the three and six months because of productivity gains resulting from last year's consolidation activities and because last year included the costs of the consolidation. The company has also eliminated some lower margin products which helped improve operating margin.

FINANCIAL SERVICES

                                         Three Months                              Six Months
                         ----------------------------------------   ------------------------------------------
                           2005      2004     Change     % Change     2005       2004      Change     % Change
                         -------   -------   --------    --------   --------   --------   ---------   --------
Net sales and revenues   $6,702    $8,351    ($ 1,649)     -20%     $13,551    $16,751    ($ 3,200)     -19%
Gross profit             $4,824    $6,488    ($ 1,664)     -26%     $ 9,922    $12,971    ($ 3,049)     -24%
    % of revenues          72.0%     77.7%                             73.2%      77.4%
SG&A expenses            $1,819    $1,534     $   285       19%     $ 3,708    $ 3,132     $   576       18%
    % of revenues          27.2%     18.4%                             27.3%      18.7%
Operating income         $3,005    $4,954    ($ 1,949)     -39%     $ 6,214    $ 9,839    ($ 3,625)     -37%
    % of revenues          44.8%     59.3%                             45.9%      58.7%

About 75% of the three and six month declines in Financial Services revenues resulted almost equally from lower average interest rates and a decrease in average finance receivable balances. Average finance receivable balances declined as a result of lower ERA one-time sales in Software Solutions. The remaining decline in revenues is related to a reduction in other income, primarily related to lease buyouts.

Gross profit also declined because of the declines in revenues. Interest rate spreads were 3.4% in the quarter and 3.7% through six months, compared to 4.5% and 4.6% respectively last year. In fiscal year 2004, the tax treatment for the majority of new financing agreements changed from true leases to installment sales contracts. The impact of this change was to lower deferred income tax benefits. Assuming no change in the finance receivable balance, additional debt will be required in the future to finance the portfolio because of the reduced tax benefits. Debt balances are actually lower than last year because of the decline in finance receivable balances.

SG&A expenses increased over last year because of higher bad debt expenses. Bad debt expenses were $975 in the quarter and $2,025 year-to-date compared to $675 and $1,425 respectively last year. Bad debt expenses increased because of higher net write-offs and an increase in inactive accounts as compared to last year. Operating income declined primarily as a result of the decline in revenues.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

During the quarter ended March 31, 2005, the company reclassified its Statements of Consolidated Cash Flows as described in Note 2 to the Condensed Consolidated Financial Statements. These reclassifications adjusted cash flows to reflect investments in auction rate securities as marketable securities instead of cash. Purchases and sales of marketable securities were considered investing activities for purposes of reporting cash flows.

The company also adjusted its Statements of Consolidated Cash Flows to reflect cash flows for finance receivables related to sales of the company's products and services as operating activities in the Statements of Consolidated Cash Flows. The company historically reported cash flows from finance receivables as investing activities in the statement of cash flows. Additionally, cash flows from intercompany receivables, which were included in trade receivables, were historically included in operating activities, even though no cash was received by the company on a consolidated basis when the sale was made to the customer. The company revised its Statements of Consolidated Cash Flows to comply with the new SEC guidance to reflect the fact that no cash is received upon the initial sale and to properly classify cash receipts from the sales of products and services as operating activities. Cash flows for finance receivables representing financing of customers' purchases from other vendors will continue to be considered investing activities in the Statements of Consolidated Cash Flows. This reclassification did not change total cash flow.

The company's balance of cash and equivalents was $153,786 at March 31, 2005. Cash flows from operating activities were $100,535 during the first six months of 2005 and resulted primarily from net income, adjusted for non cash charges such as depreciation and amortization, and a reduction in finance receivables related to the sales of the company's products and services. Cash flows provided by investing activities reflected the net sale of marketable securities of $37,020, partially offset by net capital expenditures of $11,881 and growth in finance receivables related to financing non-company equipment of $10,062. Fiscal year 2005 capital expenditures (net of proceeds from asset sales) in the ordinary course of business are anticipated to be about $20,000, including about $10,000 for buildings. Cash flows used for investing activities also included an additional payment related to the fiscal year 2004 purchase of Third Coast Media. This payment had been contingent upon meeting certain operating criteria established at the purchase date. See the Shareholders' Equity caption of this analysis regarding the payment of dividends and share repurchases.

CAPITALIZATION

The company's ratio of total debt (total Automotive Solutions debt) to capitalization (total Automotive Solutions debt plus shareholders' equity) was 17.8% at March 31, 2005 and 18.1% at September 30, 2004. Remaining credit available under a committed revolving credit agreement was $150,000 at March 31, 2005. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until needed.

On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. Interest is payable on a variable rate basis. This loan funding agreement is renewable through January 23, 2006. The outstanding borrowings under this arrangement were included with Financial Services notes payable on the Consolidated Balance Sheets. As of March 31, 2005, the balance outstanding on this facility was $127,000.

The company has consistently produced operating cash flows sufficient to fund normal operations. These operating cash flows result from stable operating margins and a high percentage of recurring revenues which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of March 31, 2005, the company could issue an additional $130,000 of notes under a shelf registration statement on file with the Securities and Exchange Commission. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating to provide access to capital sufficient to meet the company's cash requirements beyond the next year.

See Note 6 to the Condensed Consolidated Financial Statements for additional disclosures regarding the company's debt instruments.

SHAREHOLDERS' EQUITY

The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of March 31, 2005, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights as described in the company's annual report on form 10-K for the fiscal year ended September 30, 2004.

Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company's initial public offering in 1961.

During the quarter ended March 31, 2005, the company repurchased 1,945 Class A common shares for $53,993 (an average price of $27.76 per share). Year-to-date, the company repurchased 2,800 Class A common shares for $74,736 (an average price of $26.69 per share). As of March 31, 2005, the company could repurchase an additional 4,645 Class A common shares under existing board of directors' authorizations.

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

POSTRETIREMENT BENEFITS

The company sponsors defined-benefit pension plans for most employees. The company also sponsors a defined-benefit medical plan and a defined-benefit life insurance plan for certain employees. The company's postretirement plans are described in the company's annual report on Form 10-K for the fiscal year ended September 30, 2004. The company accounts for its postretirement benefit plans according to SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These statements require the use of actuarial models that allocate the cost of an employee's benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The company adjusted assumptions used to measure the amount of postretirement benefit expense, increasing the discount rate from 6.0% in fiscal year 2004 to 6.25% in fiscal year 2005. The expected long-term rate of return on plan assets was estimated at 8.25% for both 2004 and 2005. The company is not required to make minimum contributions to its postretirement plans in 2005, although the company may elect to make contributions. The company made contributions to its pension plans of $5,320 in the three months and $5,637 in the six months ended March 31, 2005. The company anticipates making additional contributions of $663 during the remaining six months of fiscal year 2005. See
Note 10 to the Consolidated Financial Statements included in Form 10-K for the fiscal year ended September 30, 2004, for more detailed disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations. The company's net periodic pension expense was $5,148 for the three months and $10,986 for the six months ended March 31, 2005, and compared to $5,098 and $10,196, respectively, a year ago. The company's net periodic postretirement medical and life insurance expense was $872 for the three months and $1,744 for the six months ended March 31, 2005, compared to $1,185 and $2,369, respectively, a year ago.

MARKET RISKS

INTEREST RATES

The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt, which averaged 4.9% during the second quarter and 4.6% for the six months ended March 31, 2005. These interest rate swap agreements were designated as fair value hedges. The company does not use financial instruments for trading purposes.

The Financial Services segment of the business, including Reyna Funding L.L.C., a consolidated affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. During the six months ended March 31, 2005, Reyna Funding, L.L.C. entered into $48,919 of interest rate swaps associated with new debt issues and to replace maturing interest rate swaps.

As of March 31, 2005, a one percentage point increase in interest rates would increase annual consolidated interest expense by $1,500 while a one percentage point decline in interest rates would reduce annual consolidated interest expense by $1,500. See Note 6 to the Condensed Consolidated Financial Statements for additional disclosures regarding the company's debt instruments and interest rate management agreements.

FOREIGN CURRENCY EXCHANGE RATES

The company has foreign-based operations, primarily in Canada, which accounted for 9% of net sales and revenues during the six months ended March 31, 2005. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. During the second quarter of 2005, the company did sell foreign currency forward contracts to limit foreign currency risk on intercompany balances. The foreign currency positions were closed as of March 31, 2005, the company had no foreign currency exchange contracts outstanding. Based on the company's overall foreign currency exchange rate exposure at March 31, 2005, management believes that a 10% change in currency rates would not have a material effect on the company's financial statements.

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

CONTROLS AND PROCEDURES

The company is currently undergoing a comprehensive effort to document and test its significant business and financial processes and procedures to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended September 30, 2005. This effort includes documentation and testing of internal controls. During the course of these activities, the company has identified opportunities to improve internal controls and is in the process of implementing these improvements. The company also identified segregation of duties concerns at its relatively small European operations. As a result of these findings, the company is changing its internal controls to properly segregate duties at its European operations.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES (IN THOUSANDS EXCEPT PER SHARE DATA)

As of December 31, 2004, the company could repurchase an additional 1,590 Class A common shares under an existing board of directors' authorization. On February 15, 2005, the company's board of directors authorized the repurchase of an additional 5,000 Class A common shares. This authorization has no fixed expiration date and was in addition to previously approved authorizations. As of March 31, 2005, the company could repurchase an additional 4,645 Class A common shares under this board of directors' authorization. No other authorizations for share repurchase were outstanding as of March 31, 2005. During the three months ended March 31, 2005, the company repurchased 1,945 Class A common shares for $53,993 as follows:

                                                            Total Shares        Maximum Number
                                Shares       Average      Purchased During    of Shares Remaining
Program                        Purchased      Price        the Period as        for Purchase as
Approval                        During        Paid       Part of a Publicly   Part of a Publicly
  Date           Month          Period     (per Share)   Announced Program     Announced Program
--------   -----------------   ---------   -----------   ------------------   -------------------
8/12/03    January 2005             75       $27.04              75                 1,515
8/12/03    February 2005           740       $27.58             740                   775
8/12/03    March 2005              775       $27.99             775                     0
2/15/05    New Authorization                                                        5,000
2/15/05    March 2005              355       $27.78             355                 4,645
                                 -----                        -----
           Total Quarter         1,945       $27.76           1,945
                                 =====                        =====

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on February 17, 2005, the shareholders of the company voted on and approved the following issues:

                                                  Shares
                                    Shares For   Withheld
                                    ----------   ---------
Issue 1 Election of Directors

Three-year terms Expiring in 2008
Stephanie W. Bergeron               65,386,662   8,356,581
Dr. David E. Fry                    71,315,991   2,427,252
Richard H. Grant, III               71,504,509   2,238,734
Ira D. Hall                         65,389,800   8,353,443

                                                             Shares       Shares     Shares      Broker
                                                               For       Against     Abstain    Nonvote
                                                           ----------   ----------   -------   ---------
Issue 2  Approval of Non-Employee Director Stock           60,039,236    7,539,438   906,879   5,257,690
         Compensation Plan

Issue 3  Approval of Material Terms of a Performance-      70,196,046    2,639,008   908,189           0
         based Compensation Plan

Issue 4  Appointment of Deloitte & Touche LLP as           61,929,704   11,773,026    40,513           0
         Independent Registered Public Accounting Firm

ITEM 6.   EXHIBITS

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

                                     THE REYNOLDS AND REYNOLDS COMPANY

Date May 9, 2005                     /s/ FINBARR J. O'NEILL
                                     -------------------------------------
                                     Finbarr J. O'Neill
                                     President and Chief Executive Officer

Date May 9, 2005                     /s/ DALE L. MEDFORD
                                     -------------------------------------
                                     Dale L. Medford
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Chief Administrative Officer