Form 10-Q
period 2005-06-30
REYNOLDS & REYNOLDS CO
filed 2005-08-09
CIK 83588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2005
Commission File No. 1-10147
THE REYNOLDS AND REYNOLDS COMPANY

Ohio (State of incorporation)	31-0421120 (IRS Employer Identification No.)
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
Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
On June 30, 2005, 62,369,627 Class A common shares and 14,000,000 Class B common shares were outstanding.

The Reynolds and Reynolds Company

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Consolidated Income (unaudited) For the Three and Nine Months Ended June 30, 2005 and 2004	3

	Condensed Consolidated Balance Sheets (unaudited) As of June 30, 2005 and September 30, 2004	4

	Statements of Consolidated Cash Flows (unaudited) For the Nine Months Ended June 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Three and Nine Months Ended June 30, 2005 and 2004	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
	(See the caption entitled “Market Risks” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations)

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

Item 6.	Exhibits	24

SIGNATURES		25
EX-10.1 Offer Letter
EX-10.2 Offer Letter
EX-10.3 Separation Agreement
EX-10.4 Consultation Agreement
EX-31.1 Cert
EX-31.2 Cert
EX-31.3 Cert
EX-32.1 Cert
EX-32.2 Cert
EX-32.3 Cert

The Reynolds and Reynolds Company
Statements of Consolidated Income (unaudited)
For The Three and Nine Months Ended June 30, 2005 and 2004
(In thousands except per share data)

	Three Months		Nine Months
	2005	2004	2005	2004
Net Sales and Revenues
Products	$159,534	$160,173	$482,720	$499,457
Services	80,576	74,902	233,776	216,762
Financial Services	6,415	7,755	19,966	24,506

Total net sales and revenues	246,525	242,830	736,462	740,725

Cost of Sales
Products	58,232	55,603	173,048	170,452
Services	50,505	51,135	152,979	150,857
Financial Services	1,955	1,742	5,584	5,522

Total cost of sales	110,692	108,480	331,611	326,831

Gross Profit	135,833	134,350	404,851	413,894

Selling, General and Administrative Expenses	98,307	96,128	294,569	296,989

Operating Income	37,526	38,222	110,282	116,905

Other Charges (Income)
Interest expense	1,562	1,446	4,638	4,016
Interest income	(1,103)	(372)	(2,467)	(1,432)
Other — net	(1,158)	(1,086)	(3,643)	(3,238)

Total other charges (income)	(699)	(12)	(1,472)	(654)

Income Before Income Taxes	38,225	38,234	111,754	117,559
Income Taxes	14,429	16,215	44,034	45,361

Net Income	$23,796	$22,019	$67,720	$72,198

Basic Earnings Per Common Share
Class A common
Net income	$0.38	$0.34	$1.06	$1.09
Average number of common shares outstanding	62,319	64,630	63,044	65,669
Class B common
Net income	$0.02	$0.02	$0.05	$0.05
Average number of common shares outstanding	14,000	14,000	14,000	14,533

Diluted Earnings Per Common Share
Class A common
Net income	$0.37	$0.33	$1.04	$1.05
Average number of common shares outstanding	63,850	66,714	64,490	67,777
Class B common
Net income	$0.02	$0.02	$0.05	$0.05
Average number of common shares outstanding	14,000	14,000	14,000	14,533

Cash Dividends Declared Per Common Share
Class A common	$0.11	$0.11	$0.33	$0.33
Class B common	$0.0055	$0.0055	$0.0165	$0.0165
See Notes to Condensed Consolidated Financial Statements.

The Reynolds and Reynolds Company
Condensed Consolidated Balance Sheets (unaudited)
June 30, 2005 and September 30, 2004
(In thousands)

	6/30/05	9/30/04
Assets
Current Assets
Cash and equivalents	$143,039	$80,673
Marketable securities		37,020
Trade accounts receivable	102,533	102,293
Other accounts receivables	3,636	3,637
Finance receivables	131,048	133,627
Inventories	11,626	12,843
Prepaid and other assets	25,028	25,126

Total current assets	416,910	395,219
Property, Plant and Equipment, less accumulated depreciation of $140,900 at 6/30/05 and $136,332 at 9/30/04	173,931	178,480
Goodwill	49,455	48,366
Software Licensed to Customers	72,021	83,757
Acquired Intangible Assets	33,330	35,315
Finance Receivables	204,973	218,023
Other	65,097	67,597

Total Assets	$1,015,717	$1,026,757

Liabilities
Current Liabilities
Current portion of long-term debt — Financial Services	$40,357	$15,400
Accounts payable	45,251	42,157
Accrued liabilities	63,404	57,635
Deferred revenues	28,663	27,871
Income taxes	28,665	17,230
Deferred income taxes	2,254	11,391

Total current liabilities	208,594	171,684

Long-Term Debt — Automotive Solutions	101,015	103,512
Long-Term Debt — Financial Services	154,607	176,731

Total Long-Term Debt	255,622	280,243

Deferred Income Taxes	7,352	23,029
Other Liabilities	88,649	81,984

Total Liabilities	560,217	556,940

Shareholders’ Equity
Capital Stock	380,754	346,352
Accumulated Other Comprehensive Losses	(12,421)	(13,739)
Retained Earnings	87,167	137,204

Total Shareholders’ Equity	455,500	469,817

Total Liabilities and Shareholders’ Equity	$1,015,717	$1,026,757

See Notes to Condensed Consolidated Financial Statements.

The Reynolds and Reynolds Company
Statements of Consolidated Cash Flows (unaudited)
For the Nine Months Ended June 30, 2005 and 2004
(In thousands)

	2005	2004
Cash Flows Provided by (Used for) Operating Activities:
Net Income	$67,720	$72,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,059	35,151
Provision for doubtful accounts	8,559	8,114
Stock-based compensation	8,016	8,625
Deferred income taxes	(24,572)	(16,399)
Net (gains) losses from sales of assets	(724)	762
Changes in operating assets and liabilities:
Accounts receivable	(6,078)	17,262
Finance receivables originated	(66,899)	(89,752)
Collections on finance receivables	91,111	129,875
Inventories	1,217	(1,551)
Prepaid expenses	98	(3,192)
Other assets	(1,609)	3,205
Accounts payable	3,094	(6,791)
Accrued liabilities	18,792	11,270
Other liabilities	7,557	4,307

Net cash provided by operating activities	142,341	173,084

Cash Flows Provided by (Used for) Investing Activities:
Business combinations	(1,300)	(12,145)
Capital expenditures	(24,260)	(27,032)
Net proceeds from sales of assets	8,411	10,599
Marketable securities purchased	(35,000)	(27,100)
Marketable securities sold	72,020	19,180
Finance receivables originated	(19,156)	(18,130)
Collections on finance receivables	7,853	9,359

Net cash provided by (used for) investing activities	8,568	(45,269)

Cash Flows Provided by (Used for) Financing Activities:
Additional borrowings	27,000	12,248
Principal payments on debt	(24,167)	(30,544)
Cash dividends paid	(21,125)	(21,799)
Capital stock issued	49,814	51,845
Capital stock repurchased	(120,891)	(134,487)

Net cash used for financing activities	(89,369)	(122,737)

Effect of Exchange Rate Changes on Cash	826	219

Increase in Cash and Equivalents	62,366	5,297
Cash and Equivalents — Beginning of Period	80,673	77,450

Cash and Equivalents — End of Period	$143,039	$82,747

See Notes to Condensed Consolidated Financial Statements.

The Reynolds and Reynolds Company
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands except per share data)
1. Summary of Significant Accounting Policies
The balance sheet as of September 30, 2004 is condensed financial information taken from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments necessary to present fairly the company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited financial statements included in the company’s 2004 Annual Report on Form 10-K.
Revenue Recognition
Automotive Solutions
Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition.” The company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements (as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”), and if so, whether vendor-specific objective evidence of fair value exists for those elements. The company’s software arrangements include computer hardware, software licenses, hardware installation, software training, hardware maintenance and software support. Hardware is leased by customers under sales-type financing leases. The accounting for these sales-type leases is governed by Statement of Financial Accounting Standards (SFAS) No. 13, which requires hardware revenue equal to the fair value of the hardware to be recognized upon shipment to customers. The fair value of the company’s hardware approximates the cost of the hardware. Software licenses, hardware installation and software training are not individually valued under SOP 97-2 and are recognized as revenue over the period in which the hardware installation and software training services are expected to be performed. Post contract support revenues, consisting of hardware maintenance and software support revenues, are valued based on renewal rates included in the arrangements and revenue is recognized ratably over the contract period as services are performed. Software revenues which do not meet the criteria set forth in EITF Issue No. 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” are considered service revenues and are recorded ratably over the contract period as services are provided. Consulting revenues are recorded as services are performed. The company also provides certain transaction-based services, for which it records revenues once services have been provided. Sales of documents products are recorded when title passes upon shipment to customers.
Financial Services
Financial Services revenues consist primarily of interest earned on financing the company’s computer systems sales. Revenues are recognized over the lives of financing contracts, generally five years, using the interest method.
Deferred Costs
The company defers certain set-up and training costs for which software revenues or hosting revenues have not yet been recognized. These deferred costs are amortized to expense over the contract period as revenues are recognized.
Earnings Per Common Share
Basic earnings per common share (EPS) is computed by dividing income by the weighted average number of common shares outstanding during the period. Basic EPS is computed for each class of common stock with earnings allocated to each class of common stock based on contractual rights. Diluted EPS is computed by dividing income by the weighted average number of common shares and potential common shares outstanding during each period. Diluted EPS is computed for each class of common stock with earnings allocated to each class of common stock based on contractual rights. The company’s Class A potential common shares represent the effect of employee stock options and restricted stock awards. There are no Class B potential common shares.

	Three Months		Nine Months
	2005	2004	2005	2004
Allocation of Net Income
Class A common	$23,532	$21,783	$66,976	$71,407
Class B common	264	236	744	791

Total net income	$23,796	$22,019	$67,720	$72,198

Average Number of Common Shares and Equivalents
Class A common
Average number of Class A common shares outstanding (used to determine basic earnings per common share)	62,319	64,630	63,044	65,669
Effect of employee stock options and restricted stock awards	1,531	2,084	1,446	2,108

Average number of Class A common shares and equivalents outstanding (used to determine diluted earnings per common share)	63,850	66,714	64,490	67,777

Class B common
Average number of Class B common shares outstanding (used to determine basic and diluted earnings per common share)	14,000	14,000	14,000	14,533

For the three months ended June 30, 2005 and 2004, there were 746 and 446 employee stock options outstanding and restricted stock awards not included in the computation of diluted earnings per common share because the effect of either the options’ exercise price or the unamortized expense of restricted stock awards, in relation to the average market price of the common shares would be antidilutive. For the nine months ended June 30, 2005 and 2004, there were 1,058 and 482 employee stock options outstanding and restricted stock awards not included in the computation of diluted earnings per common share because the effect of either the options’ exercise price or the unamortized expense of restricted stock awards, in relation to the average market price of the common shares would be antidilutive.
2. Reclassifications
During the quarter ended June 30, 2005, the company reclassified the assets and liabilities of Financial Services into current and long-term portions. During the quarter ended March 31, 2005, the company also changed its presentation of cash flows to present a Statement of Consolidated Cash Flows. Previously, the company had presented a separate statement of cash flows for Automotive Solutions and Financial Services. The prior year’s statement of cash flows has been revised to conform to the new presentation.
In 2005, the company changed its classification of auction rate securities from cash and equivalents to marketable securities, according to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The effect of this revision was to reduce cash and equivalents and increase marketable securities by $37,020 as of September 30, 2004. For the nine month ended June 30, the company purchased marketable securities of $35,000 in 2005 and $27,100 in 2004 and sold marketable securities of $72,020 in 2005 and $19,180 in 2004. Purchases and sales of marketable securities were considered investing activities for purposes of reporting cash flows.
In February 2005, the Securities and Exchange Commission (SEC) published a letter related to the statement of cash flows. This letter clarified that cash flows for finance receivables related to sales of the company’s products and services should be considered operating activities in the statement of cash flows. The company historically reported cash flows from finance receivables as investing activities in the statement of cash flows. Additionally, cash flows from intercompany receivables, which were included in trade receivables, were historically included in operating activities, even though no cash was received by the company on a consolidated basis when the sale was made to the customer. The company revised its Statements of Consolidated Cash Flows to comply with the new SEC guidance to reflect the fact that no cash is received upon the initial sale and to properly classify cash receipts from the sales of products and services as operating activities. Cash flows for finance receivables representing financing of customers’ purchases from other vendors will continue to be considered investing activities in the Statements of Consolidated Cash Flows. This reclassification did not change total cash flow.
The following table summarizes the previously discussed revisions to cash flows from operating activities, investing activities and financing activities for the nine months ended June 30, 2004.

	Operating	Investing	Financing
	Activities	Activities	Activities	Totals

Cash flows as previously reported for June 30, 2004
Automotive Solutions	$145,336	($22,317)	($109,716)	$13,303
Financial Services	12,399	6,571	(19,276)	(306)

Totals	157,735	(15,746)	(128,992)	12,997
Finance receivables originated	(90,785)	90,785		0
Finance receivables collected	129,618	(129,618)		0
Prepaid expenses and other assets	1			1
Capital expenditures	7	(7)		0
Marketable securities purchased		(27,100)		(27,100)
Marketable securities sold		19,180		19,180
Intercompany payments		(6,255)	6,255	0
Intercompany receivables	(23,492)	23,492		0

Revised cash flows for June 30, 2004	$173,084	($45,269)	($122,737)	$5,078

3. Inventories

	6/30/05	9/30/04
Finished products	$11,244	$12,420
Work in process	304	314
Raw materials	78	109

Total inventories	$11,626	$12,843

4. Business Combinations
On October 1, 2003, the company purchased the outstanding shares of Incadea GmbH, a provider of global automotive retailing software solutions. At the time of acquisition, privately-held Incadea, based in Raubling, Germany, had annual revenues of about $6,000. The purchase price of $6,181 was paid with cash from existing balances. In fiscal year 2004, the company also repaid $5,046 of debt assumed in the purchase of Incadea GmbH. The results of Incadea’s operations have been included in the company’s financial statements since the acquisition. At June 30, 2005, the company has recorded goodwill of $5,959 based on the allocation of the purchase price. An independent appraisal firm was used to assist the company in determining the fair values of intangible assets.
On October 1, 2003, the company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,464 was paid with cash from existing balances. Through the nine months ended June 30, 2005, the company paid an additional $1,300 purchase price based on achievement of specified operating results. Under terms of the purchase agreement, the company may be required to make additional payments of up to $500 through 2006, contingent on the achievement of certain operating results of the business purchased. The results of Third Coast Media’s operations have been included in the company’s financial statements since the acquisition. At June 30, 2005, the company has recorded tax deductible goodwill of $4,449 based on the allocation of the purchase price. An independent appraisal firm was used to assist the company in determining the fair values of intangible assets.

5. Goodwill and Acquired Intangible Assets
Goodwill

	Software
	Solutions	Documents	Totals
Balances as of September 30, 2004	$45,489	$2,877	$48,366
Business Combinations	1,300		1,300
Divestiture	(46)		(46)
Translation	(165)		(165)

Balances as of June 30, 2005	$46,578	$2,877	$49,455

Acquired Intangible Assets

			Weighted
			Average
	Gross	Accumulated	Life
	Amount	Amortization	(years)
As of June 30, 2005
Amortized intangible assets
Contractual customer relationship	$33,100	$8,551	20
Trademarks	6,253	1,627	19
Other	6,000	1,845	11

Total	$45,353	$12,023	19

As of September 30, 2004
Amortized intangible assets
Contractual customer relationship	$33,100	$7,310	20
Trademarks	6,263	1,364	19
Other	7,006	2,380	10

Total	$46,369	$11,054	18

Aggregate amortization expense was $1,956 for the nine months ended June 30, 2005. Estimated amortization expense for the years ended September 30, is $2,615 in 2005, $2,615 in 2006, $2,465 in 2007, $2,465 in 2008 and $2,465 in 2009.
6. Financing Arrangements
Automotive Solutions
During February 2002, the company entered into $100,000 of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements were designated as fair value hedges. The fair value of these derivative instruments was an asset of $1,086 at June 30, 2005, and $3,621 at September 30, 2004, and was included in other assets on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in interest expense. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.
Financial Services
On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. Interest is payable on a variable rate basis. This loan funding agreement is renewable through January 23, 2006. As of June 30, 2005, Reyna Funding, L.L.C. had outstanding borrowings of $127,000 under this arrangement.
The fair value of the company’s cash flow derivative instruments was a $604 asset at June 30, 2005 and a $128 liability at September 30, 2004 and was included in other assets and other liabilities, respectively, on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In fiscal year 2005, the company expects the amounts to be reclassified out of other comprehensive income into earnings to be immaterial to the financial statements.
Revolving Credit Agreement
The company has a $200,000 revolving credit agreement. The revolving credit agreement has a five year term expiring on April 8, 2009. As of June 30, 2005, the balance outstanding on this facility was $50,000.
7. Comprehensive Income

	Three Months		Nine Months
	2005	2004	2005	2004
Net income	$23,796	$22,019	$67,720	$72,198
Foreign currency translation adjustment	(213)	(976)	826	219
Net unrealized gains (loss) on derivative contracts (1)	(344)	978	492	1,443

Comprehensive income	$23,239	$22,021	$69,038	$73,860

(1)	Net of income tax benefit of $212 and income tax provision of $652 for the three months ended 6/30/2005 and 6/30/2004, respectively and income tax provisions of $343 and $962 for the nine months ended 6/30/2005 and 6/30/2004, respectively.
8. Business Segments
Effective October 1, 2004, the company changed its segment reporting for consistency with the current organizational structure and how management views the company’s financial results. In fiscal year 2005, the company is reporting financial information for three reporting segments: Software Solutions, Documents and Financial Services. Software Solutions is comprised of the former Software Solutions segment and the former Services segment. Management reviews the financial results of Software Solutions, Documents and Financial Services to measure performance and allocate resources. This reporting provides a better economic picture of the company’s solutions by combining the operating results of products and related services that are sold together. For example, software licenses and related software training are now included in a single segment. In fiscal year 2004, these items were separated, with software licenses reported in the Software Solutions segment and the related software training reported in the Services segment. There were no changes in the reporting of the Documents and Financial Services segments.
The Software Solutions segment provides computer solutions including computer hardware, integrated software packages, software enhancements and related support. This segment also includes the installation and maintenance of computer hardware, software training, and consulting services. Revenues classified as a product include computer hardware and software. Revenues classified as service consist of computer, transaction-based, hosting and rental services. Computer services are comprised of installation, training, consulting and hardware maintenance. Transaction-based services are primarily comprised of credit inquiries made by the company’s customers. Hosting services represent software applications delivered via remote servers and related services. Rental services consist of operating lease arrangements. During the quarter ended June 30, 2005, the company reclassified certain amounts between products and services. The primary change was to reclassify hosting services from products to services.
The Documents segment manufactures and distributes printed business forms primarily to automotive retailers.
The Financial Services segment provides financing, principally for sales of the company’s computer solutions and services, through the company’s wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding, L.L.C. and a similar operation in Canada.
Prior year financial results were restated to report financial results on a consistent basis with the current year.

	Three Months		Nine Months
	2005	2004	2005	2004
Net Sales and Revenues
Software Solutions
Products
Software	$106,380	$105,992	$319,226	$332,811
Hardware	14,382	14,280	44,959	42,799
Services
Computer services	52,268	50,961	156,243	149,583
Transaction-based	17,393	16,049	48,371	45,844
Hosting	9,989	7,445	27,390	19,912
Rental	926	447	1,772	1,423

Total Software Solutions	201,338	195,174	597,961	592,372
Documents	38,772	39,901	118,535	123,847
Financial Services	6,415	7,755	19,966	24,506

Total Net Sales and Revenues	$246,525	$242,830	$736,462	$740,725

Operating Income
Software Solutions	$27,488	$27,241	$78,353	$85,419
Documents	7,116	6,738	22,793	17,404
Financial Services	2,922	4,243	9,136	14,082

Total Operating Income	$37,526	$38,222	$110,282	$116,905

	6/30/05	9/30/04
Assets
Automotive Solutions	$677,642	$673,945
Financial Services	338,075	352,812

Total Assets	$1,015,717	$1,026,757

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
In 2000, the company sold the net assets of its Information Solutions segment to the Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. This contingent liability, which matures in January 2006, was $379 as of June 30, 2005. Also in connection with the sale of these operations to the Carlyle Group, the company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and expires in 2007. As of June 30, 2005, the unamortized balance on this letter of credit was $1,446.
Subsequent to the company’s announcement on June 24, 2004, regarding third quarter earnings, two shareholder class action complaints and two shareholder derivative claims, subsequently consolidated, were filed in the United States District Court for the Southern District of Ohio. A third shareholder derivative claim was filed in the Court of Common Pleas in Montgomery County, Ohio. The class action complaints allege that the company, and two former officers violated provisions of the Securities Exchange Act of 1934. On October 19, 2004, the plaintiffs in one of the shareholder class actions voluntarily moved to dismiss the action, without prejudice. On January 26, 2005, the second shareholder class action was voluntarily dismissed, without prejudice. The shareholder derivative claims were filed against the company, as nominal defendant, members of the Board of Directors and certain executive officers and allege breach of fiduciary duty, and other violations of law. On April 18, 2005, the plaintiffs in the federal consolidated derivative claims voluntarily moved to dismiss the action, without prejudice. Only the shareholder derivative claim in the Court of Common Pleas in Montgomery County, Ohio remains. The company denies that these allegations have any merit and is vigorously defending against this remaining action.
The company is also subject to other claims and lawsuits that arise in the ordinary course of business. The company believes that the reasonably foreseeable resolution of these matters will not have a material adverse effect on the financial statements.
10. Postretirement Benefits

	Three Months		Nine Months
	2005	2004	2005	2004

Pension Benefits
Service Cost	$2,899	$2,817	$8,704	$8,459
Interest Cost	4,578	4,211	13,726	12,642
Estimated Return on Plan Assets	(3,891)	(3,180)	(11,440)	(9,547)
Amortization of Unrecognized Transitional Asset	0	65	0	194
Amortization of Prior Service Cost	190	196	573	587
Recognized Net Actuarial Losses	895	982	2,687	2,952
Termination Benefits	956	0	1,428	0
Settlements	0	45	935	45

Net Periodic Pension Cost	$5,627	$5,136	$16,613	$15,332

Postretirement Medical and Life Insurance Benefits
Service Cost	$111	$166	$335	$498
Interest Cost	863	923	2,593	2,771
Amortization of Prior Service Cost	(354)	(185)	(1,060)	(556)
Recognized Net Actuarial Losses	248	280	744	840

Net Periodic Postretirement Medical and Life Insurance Cost	$868	$1,184	$2,612	$3,553

As of June 30, 2005, the company has made $5,983 of contributions to the pension plan. The company anticipates contributing an additional $317 to fund its pension plan in fiscal 2005 for a total of $6,300.
11. Accounting Standards
In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” The statement applies to all voluntary changes in accounting principle and changes the requirement for accounting for and reporting a change in accounting principle. This statement is a replacement for Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005. The company does not anticipate a material impact on the results of operations from the adoption of this pronouncement.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” In March 2005, the SEC issued Staff Accounting Bulletin 107, “Share-Based Payment,” to assist companies in the adoption of SFAS No. 123 (revised). SFAS 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Effective October 1, 2003, the company elected to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123 (revised). It will now become effective for fiscal years beginning after June 15, 2005, effective for the company October 1, 2005. The company is currently evaluating this pronouncement and does not anticipate a material impact on the company’s results of operations.
12. Subsequent Event
On July 19, 2005, the company’s board of directors decided to stop marketing, selling and installing the Reynolds Generations Series Suite dealer management system for automobile dealers. As a result of this decision, the company will write-off capitalized software development costs of $66,558 (about $.66 per share after income taxes) in the fourth fiscal quarter ending September 30, 2005. As of August 8, 2005, the company was still evaluating other potential impacts of this decision and will recognize additional costs in the fourth quarter, although at the present it is unable to make an accurate assessment of the amount or the range of amounts that will result in future cash expenditures as a result of the decision. For further information regarding this decision, see the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2005 and 2004
(In thousands except employee and per share data)
COMPANY OVERVIEW
Introduction
The company provides integrated computer systems products and related services, documents and financial services primarily to automobile dealers. Computer systems products include integrated software packages, software enhancements and computer hardware. Computer services include installation and maintenance of computer hardware, software training and professional services. Typically hardware, hardware installation and software training revenues (i.e. one-time revenues) are billed upon shipment and recognized over the implementation period. Depending on their nature, software license fees may be billed upon shipment (typically when a perpetual software license is sold) or billed monthly over the term of the software license agreement. Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition” and related pronouncements. Service revenues are recorded ratably over the contract period or as services are performed. Software term licenses and hardware maintenance revenues (i.e. recurring revenues) are invoiced monthly and recognized ratably over the term of the contract as the software is used or as services are provided. Professional services may be purchased separately or bundled with the initial sale of software. Professional services revenues are recognized as services are provided. Documents revenues are recorded when title passes upon shipment to customers. The company also offers financial services through Reyna Capital Corporation, Reyna Funding L.L.C. and a similar operation in Canada. Financial services revenues consist primarily of interest earned on financing the company’s computer systems sales and are recognized over the lives of financing contracts, generally five years, using the interest method.
Although the company’s primary customers are automobile dealers in the United States and Canada, the company’s financial performance is not necessarily correlated with the number of new vehicles sold by these retailers. Automobile dealers have other profit centers such as used vehicles, service and parts which provide a more consistent revenue stream and a greater proportion of a typical automobile dealer’s income than provided by new vehicle sales. This allows automobile dealers to invest in products and services that improve customer satisfaction and increase productivity.
The company earns most of its income from recurring software and hardware maintenance revenues which comprise about 60% of the company’s revenues. When documents and financial services revenues are included, about 80% of the company’s revenues are recurring in nature. Additionally, much of professional services revenues tend to be recurring in nature as programs are continued each year. This provides a measure of stability and limits the effect of economic downturns on the company’s financial performance.
Key Issues
As a provider of software and related services, the company must continually develop new software offerings and upgrade existing solutions to meet customer requirements and increase revenues. The company has invested in research and development during recent years to develop new software solutions. In August 2003, the company launched Reynolds Generations Series(R) (RGS) Suite, the company’s next generation dealer management system. On July 19, 2005, the company’s board of directors decided to stop marketing, selling and installing the Reynolds Generations Series Suite dealer management system for automobile dealers because it was concluded that RGS Suite was not the broad-based solution for the majority of the U.S. automotive retail market as originally believed. RGS Suite required substantial change in dealership processes to provide the desired utilization levels and benefits. Implementation and training costs were high for both customers and the company. As a result of the decision to stop selling RGS Suite, the company will write-off capitalized software development costs of $66,558 (about $.66 per share after income taxes) in the fourth fiscal quarter ended September 30, 2005. As of August 8, 2005, the company was still evaluating other potential impacts of this decision and will recognize additional costs in the fourth quarter, although at the present it is unable to make an accurate assessment of the amount or the range of amounts that will result in future cash expenditures as a result of the decision. For further information regarding this decision, see the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.
Over the past year, three of the largest automobile dealership groups selected a single vendor to provide dealer management software (DMS) solutions for all their dealerships. One dealership group selected the company to be its exclusive provider of both DMS and Web solutions. The other two dealership groups chose a competitive DMS solution for their dealerships. In each case, the company remains the exclusive provider of the dealerships’ Web solutions and continues to provide substantial document solutions to these other groups. If the company is not able to continue to replace the net reduction in DMS-related revenue resulting from these three decisions, with revenues from other solutions or net gains from subsequent decisions in favor of the company by other large dealership groups, the company’s future revenues may be adversely impacted, albeit over time as the transition to a single source typically takes two to three years.
RESULTS OF OPERATIONS
The following summaries of segment reporting, reorganization costs and special items and business combinations have been provided to facilitate an understanding of management’s discussion and analysis. Additional disclosures for these items have been provided in the Notes to the Condensed Consolidated Financial Statements.
Segment Reporting
Effective October 1, 2004, the company changed its segment reporting for consistency with the current organizational structure and how management views the company’s financial results. In fiscal year 2005, the company is reporting financial information for three reporting segments: Software Solutions, Documents and Financial Services. Software Solutions is comprised of the former Software Solutions segment and the former Services segment. Management reviews the financial results of Software Solutions, Documents and Financial Services to measure performance and allocate resources. This reporting provides a better economic picture of the company’s solutions by combining the operating results of products and related services that are sold together. For example, software licenses and related software training are included in a single segment. In fiscal year 2004, these items were separated, with software licenses reported in the Software Solutions segment and the related software training reported in the Services segment. There were no changes in the reporting of the Documents and Financial Services segments. Prior year segment financial information was restated to report financial results on a consistent basis with the current year. See Note 8 to the Condensed Consolidated Financial Statements for more information on segment reporting.
Reorganization Costs
On October 2, 2003, the company announced the consolidation of its automotive Documents printing plant, located in Grand Prairie, Texas, into the company’s Celina, Ohio manufacturing facility. All employees located in Texas were offered the opportunity to accept a position in the Ohio facility. Those not accepting a position in Ohio were offered severance and outplacement services. Grand Prairie document production operations ceased in December 2003 and 72 positions were eliminated. The company added about 65 positions at the Celina, Ohio manufacturing facility as production was transferred from Grand Prairie. During 2004, the company also reorganized the Documents sales force, eliminating 37 positions, and eliminated 121 additional positions in Software Solutions development, services and administration.
The company incurred expenses of $7,513 before taxes or $.07 per share after taxes for the nine months ended June 30, 2004, for severance, outplacement, relocation and other plant consolidation efforts. For the twelve months ended September 30, 2004, the company incurred expenses of $7,054 before taxes or $.06 per share after taxes for severance, outplacement, relocation and other plant consolidation efforts and eliminated 230 positions. The company has not incurred any expenses related to this reorganization in 2005 and does not anticipate incurring additional expenses related to these efforts in 2005.
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
See Note 4 to the Condensed Consolidated Financial Statements for more information on business combinations.
Consolidated Summary

	Three Months				Nine Months
	2005	2004	Change	% Change	2005	2004	Change	% Change

Net sales and revenues	$246,525	$242,830	$3,695	2%	$736,462	$740,725	($4,263)	-1%
Gross profit	$135,833	$134,350	$1,483	1%	$404,851	$413,894	($9,043)	-2%
% of revenues	55.1%	55.3%			55.0%	55.9%
SG&A expenses	$98,307	$96,128	$2,179	2%	$294,569	$296,989	($2,420)	-1%
% of revenues	39.9%	39.6%			40.0%	40.1%
Operating income	$37,526	$38,222	($696)	-2%	$110,282	$116,905	($6,623)	-6%
% of revenues	15.2%	15.7%			15.0%	15.8%
Net income	$23,796	$22,019	$1,777	8%	$67,720	$72,198	($4,478)	-6%
Basic earnings per share — Class A common	$0.38	$0.34	$0.04	12%	$1.06	$1.09	($0.03)	-3%
Diluted earnings per share — Class A common	$0.37	$0.33	$0.04	12%	$1.04	$1.05	($0.01)	-1%
Consolidated net sales and revenues increased 2% over last year for the three months ended June 30, 2005 and declined 1% from a year ago for the nine months ended June 30, 2005. For both the three and nine month periods, revenues increased in the Software Solutions segment and declined in both the Documents and Financial Services as compared to a year ago. The backlog of new orders for Software Solutions computer systems products and services and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $44,000 at June 30, 2005, the same as at September 30, 2004. See also the Key Issues caption of this analysis for additional information which could impact future revenues.
Gross profit increased over last year in the third quarter as growth in Software Solutions gross profit was partially offset by lower gross profit in Financial Services. Year-to-date gross profit declined from last year as growth in Documents gross profit was offset by declines in both Software Solutions and Financial Services. Software Solutions year-to-date gross profit was negatively affected by costs to consolidate a service center and costs to write off software assets that will not be recovered by estimated future cash flows.
Selling General & Administrative (SG&A) expenses increased over last year for the quarter as a result of $3,495 of retirement, employee separation and other employment costs, primarily related to the senior leadership team. Year-to-date, SG&A expenses declined from last year primarily because of lower research and development expenses and lower amortization expenses. Research and development (R&D) expenses were approximately $21,000 for the third quarter and $65,000 for the nine months compared to $24,000 and $68,000 for the same periods, respectively, a year ago. No software development costs were capitalized in either year. See the Software Solutions caption of this analysis for additional information regarding R&D expenses and software capitalization.
Operating margins declined to 15.2% in the third quarter of fiscal year 2005, compared to 15.7% last year as growth from Software Solutions higher revenues was offset by lower Financial Services revenues and the 2005 retirement, employee separation and other employment costs. Year-to-date, operating margins were 15.0% compared to 15.8% last year, reflecting lower revenues and Software Solutions costs to consolidate a service center and write off software assets.
Interest income was higher than a year ago for both the third quarter and nine months because of both higher average invested cash balances and higher average interest rates. Other income reflected $736 of income in the third quarter of 2005 related to recoverability of a dividend receivable.
The effective income tax rate was 37.7% in the third quarter, compared to 42.4% last year. Through nine months, the effective tax rate was 39.4%, compared to 38.6% for the comparable period last year. During the third quarter of 2005 the company recorded about $1,400 of income tax benefits (about $.02 per share), primarily related to changes in Ohio tax law and the extension of a tax credit carry forward period. Ohio will be transitioning from a franchise tax based primarily on income and a personal property tax to a commercial activity tax. The company estimates that if the new tax law had been in place for 2005, net income would have increased by about $1,500 as a result of lower Ohio tax expenses. During the second quarter of 2005, the company recorded a $1,067 tax benefit related to higher Ohio jobs credits for 2002 through

2004. Last year’s tax rate reflected a $1,859 reduction of income taxes, primarily related to Ohio income tax legislation enacted during the quarter ended December 31, 2003. Last year’s tax rate also reflected a year-to-date adjustment to revise estimated pretax income as a result of lower earnings in the third quarter of 2004. The 2005 effective income tax rate also reflects the greater impact of international operations and estimated reduced benefits from stock option exercises.
Software Solutions

	Three Months				Nine Months
	2005	2004	Change	% Change	2005	2004	Change	% Change

Net sales and revenues
Recurring revenues	$155,477	$152,083	$3,394	2%	$457,541	$453,547	$3,994	1%
One-time sales	$45,861	$43,091	$2,770	6%	$140,420	$138,825	$1,595	1%
Total net sales and revenues	$201,338	$195,174	$6,164	3%	$597,961	$592,372	$5,589	1%
Gross profit
Recurring revenues	$99,734	$97,092	$2,642	3%	$287,498	$292,307	($4,809)	-2%
One-time sales	$10,247	$10,016	$231	2%	$35,754	$38,117	($2,363)	-6%
Total gross profit	$109,981	$107,108	$2,873	3%	$323,252	$330,424	($7,172)	-2%
Gross Margin
Recurring revenues	64.1%	63.8%			62.8%	64.4%
One-time sales	22.3%	23.2%			25.5%	27.5%
Total gross margin	54.6%	54.9%			54.1%	55.8%
SG&A expenses	$82,493	$79,867	$2,626	3%	$244,899	$245,005	($106)	0%
% of revenues	40.9%	40.9%			41.0%	41.4%
Operating income	$27,488	$27,241	$247	1%	$78,353	$85,419	($7,066)	-8%
% of revenues	13.7%	14.0%			13.1%	14.4%
Net sales and revenues increased 3% over a year ago during the quarter ended June 30, 2005, with one-time sales growing 6% and recurring revenues increasing 2%. Year-to-date, net sales and revenues increased 1% with one-time sales and recurring revenues each increasing 1% over last year. The effect of divested businesses (Boatventures.com, Web classifieds and Customer Marketing Services) reduced revenues from last year by about $2,000 in the quarter and $6,200 through nine months. See also the Key Issues caption of this analysis for additional information which could impact future revenues.
Recurring revenues consist primarily of monthly revenues from software licenses, software enhancements, telephone support, hardware maintenance, credit services and network services. Recurring revenues increased for both the three and nine months ended June 30, 2005 as a result of revenue growth from greater volume in credit services, customer relationship management solutions and data services, partially offset by lower revenues from network services as the company ceased being a reseller of network circuits and lower revenues as a result of divested businesses. For the nine months ERA(R) dealer management system recurring revenues also declined from last year, primarily as a result of a decline in hardware maintenance revenues driven by reduced volume. ERA recurring revenues increased over the second quarter of 2005 primarily because of the effect of the annual price increase of about 3%, which became effective March 1, 2005.
One-time sales include revenues from hardware, software license fees, implementation services (installation and training) and professional services. During the third quarter, one-time sales increased because of growth in professional services as a result of delivering more consulting days. Through nine months, one-time sales increased as growth in professional services was partially offset by lower ERA revenues. The actual number of ERA systems shipped increased year-to-year for both the quarter and nine months. In the third quarter ERA one-time sales were essentially the same as last year as the increased volume was offset by lower average sales prices. Year-to-date ERA one-time sales declined from last year as higher volume was more than offset by the impact of lower average sales prices, primarily as a result of a reduction in the price of software license fees. ERA one-time average sales prices also reflected greater sales of ERA ES, the company’s lower priced solution for smaller automobile dealers, in both the third quarter and nine months ended June 30, 2005.
In the third quarter, total gross profit increased 3%, the same as the sales increase, as recurring gross margins increased slightly while one-time gross margins declined slightly. In the third quarter, one-time gross margins reflected higher professional services gross profit because of greater utilization of consultants and lower ERA gross profit because of higher material and service costs.
Year-to-date gross profit declined from last year, despite the slight increase in revenues. Gross profit from recurring revenues reflected costs to consolidate a service center and write off $2,345 of software assets that will not be recovered by estimated future cash flows. The service center consolidation costs included both termination costs and costs to ramp up the new location to provide continued customer support. The mix of recurring revenues also contributed to the year-to-date recurring gross profit decline as lower margin credit services revenues increased and higher margin ERA recurring revenues declined earlier in the fiscal year. Year-to-date one-time gross margins declined as growth in professional services gross profit, as a result of higher consultant utilization, was more than offset by lower ERA one-time software revenues.
The company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Upon general release of a software product, the capitalized software development costs are amortized to expense over the estimated economic life of the product. The company did not capitalize any software development costs during the nine months ended June 30, 2005 and 2004. Software amortization expenses (included in cost of sales) related to RGS Suite were $9,820 in the nine months ended June 30, 2005, the same as a year ago. As of June 30, 2005, the unamortized balance of software development costs related to RGS Suite was $66,558. On July 19, 2005, the company’s board of directors decided to stop marketing, selling and installing the RGS Suite dealer management system for automobile dealers. As a result of this decision, the company will write-off capitalized software development costs of $66,558 (about $.66 per share after income taxes) in the fourth fiscal quarter ending September 30, 2005.
SG&A expenses increased over last year in the third quarter, primarily as a result of retirement, employee separation and other employment costs, primarily related to the senior leadership team. Year-to-date SG&A expenses were essentially the same as last year with both years including reorganization expenses.
Operating income increased slightly over last year in the third quarter and declined from last year through nine months as a result of the decline in gross profit.
Documents

	Three Months				Nine Months
	2005	2004	Change	% Change	2005	2004	Change	% Change

Net sales and revenues	$38,772	$39,901	($1,129)	-3%	$118,535	$123,847	($5,312)	-4%
Gross profit	$21,392	$21,229	$163	1%	$67,217	$64,486	$2,731	4%
% of revenues	55.2%	53.2%			56.7%	52.1%
SG&A expenses	$14,276	$14,491	($215)	-1%	$44,424	$47,082	($2,658)	-6%
% of revenues	36.8%	36.3%			37.5%	38.0%
Operating income	$7,116	$6,738	$378	6%	$22,793	$17,404	$5,389	31%
% of revenues	18.4%	16.9%			19.2%	14.1%
Documents sales declined 3% from last year for the third quarter and 4% from last year for the nine months because of a decrease in the volume of business forms. About one-third of the year-to-date sales decline resulted from the company’s decision to stop selling low-margin stock continuous and copy paper products in the second half of 2004. The company expects the sales of certain documents to continue to decline as advances in technology continue.
Gross profit increased over last year for both the quarter and nine months primarily because of productivity gains from last year’s consolidation of the Grand Prairie, Texas manufacturing facility into the Celina, Ohio facility. Last year also included consolidation costs of $1,622 through March 2004, related to closing the Grand Prairie location as well as costs to set up production capabilities in Celina. No such costs were incurred in 2005.
SG&A expenses declined in the third quarter primarily as a result of lower selling expenses because of last year’s sales reorganization. Through nine months, SG&A expenses declined $2,658 with $1,675 related to costs incurred in last year’s sales reorganization and plant consolidation. The remainder of the year-to-date reduction in SG&A expenses related primarily to lower ongoing selling costs as a result of last year’s actions.
Operating income increased over last year for both the three and nine months because of productivity gains resulting from last year’s consolidation activities. Year-to-date operating income increased primarily because last year included $3,297 of consolidation costs. The company has also eliminated some lower margin products which helped improve year-to-date operating margins.

Financial Services

	Three Months				Nine Months
	2005	2004	Change	% Change	2005	2004	Change	% Change

Net sales and revenues	$6,415	$7,755	($1,340)	-17%	$19,966	$24,506	($4,540)	-19%
Gross profit	$4,460	$6,013	($1,553)	-26%	$14,382	$18,984	($4,602)	-24%
% of revenues	69.5%	77.5%			72.0%	77.5%
SG&A expenses	$1,538	$1,770	($232)	-13%	$5,246	$4,902	$344	7%
% of revenues	24.0%	22.8%			26.2%	20.0%
Operating income	$2,922	$4,243	($1,321)	-31%	$9,136	$14,082	($4,946)	-35%
% of revenues	45.5%	54.7%			45.8%	57.5%
Financial Services revenues declined in the third quarter and nine months primarily as a result of both lower average interest rates and a decrease in average finance receivable balances. Average finance receivable balances declined as a result of the level of one-time sales in Software Solutions.
Gross profit also declined because of the declines in revenues. Interest rate spreads were 3.4% in the quarter and 3.6% through nine months, compared to 4.3% and 4.5% respectively last year. In fiscal year 2004, the tax treatment for the majority of new financing agreements changed from true leases to installment sales contracts. The impact of this change was to lower deferred income tax benefits. Assuming no change in the finance receivables balances, additional debt will be required in the future to finance the portfolio because of the reduced tax benefits.
SG&A expenses declined from last year in the third quarter primarily because of lower bad debt expenses. Year-to-date, SG&A expenses increased because of higher bad debt expenses incurred earlier in fiscal year 2005. Bad debt expenses were $695 in the quarter and $2,720 year-to-date compared to $910 and $2,335 respectively last year. Operating income declined primarily as a result of the decline in revenues.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
During 2005, the company reclassified its Statements of Consolidated Cash Flows as described in Note 2 to the Condensed Consolidated Financial Statements. These reclassifications adjusted cash flows to reflect investments in auction rate securities as marketable securities instead of cash and equivalents. Purchases and sales of marketable securities were considered investing activities for purposes of reporting cash flows.
The company also adjusted its Statements of Consolidated Cash Flows to reflect cash flows for finance receivables related to sales of the company’s products and services as operating activities in the Statements of Consolidated Cash Flows. The company historically reported cash flows from finance receivables as investing activities in the statement of cash flows. Additionally, cash flows from intercompany receivables, which were included in trade receivables, were historically included in operating activities, even though no cash was received by the company on a consolidated basis when the sale was made to the customer. The company revised its Statements of Consolidated Cash Flows to comply with the SEC clarification to reflect the fact that no cash is received upon the initial sale and to properly classify cash receipts from the sales of products and services as operating activities. Cash flows for finance receivables representing financing of customers’ purchases from other vendors will continue to be considered investing activities in the Statements of Consolidated Cash Flows. This reclassification did not change total cash flow.
The company’s balance of cash and equivalents was $143,039 at June 30, 2005. Cash flows provided by operating activities were $142,341 during the first nine months of 2005 and resulted primarily from net income, adjusted for non cash charges such as depreciation and amortization, and net collections of finance receivables related to the sales of the company’s products and services. Cash flows provided by investing activities reflected the net sale of marketable securities of $37,020, partially offset by net capital expenditures of $15,849 and growth in finance receivables related to financing non-company equipment of $11,303. Fiscal year 2005 capital expenditures (net of proceeds from asset sales) in the ordinary course of business are anticipated to be about $20,000, including about $10,000 for buildings. Cash flows used for investing activities also included additional payments related to the fiscal year 2004 purchase of Third Coast Media. These payments had been contingent upon meeting certain operating criteria established at the purchase date. See the Shareholders’ Equity caption of this analysis regarding the payment of dividends and share repurchases.
Capitalization
The company’s ratio of total debt to capitalization (total debt plus shareholders’ equity) was 39.4% at June 30, 2005 and 38.6% at September 30, 2004. This calculation includes Financial Services debt for which the proceeds were invested in finance receivables. Remaining credit available under a committed revolving credit agreement was $150,000 at June 30, 2005. In addition to this committed credit agreement, the company also has a variety of other short-term credit lines available. Management estimates that cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until needed.
On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the company, renewed a loan funding agreement, whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan. Interest is payable on a variable rate basis. This loan funding agreement is renewable through January 23, 2006. The outstanding borrowings under this arrangement were included with Financial Services long-term debt on the Condensed Consolidated Balance Sheets. As of June 30, 2005, the balance outstanding on this facility was $127,000.
The company has consistently produced operating cash flows sufficient to fund normal operations. These operating cash flows result from stable operating margins and a high percentage of recurring revenues which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. As of June 30, 2005, the company could issue an additional $130,000 of notes under a shelf registration statement on file with the SEC. Management believes that its strong balance sheet and cash flows should help maintain an investment grade credit rating to provide access to capital sufficient to meet the company’s cash requirements beyond the next year.
See Note 6 to the Condensed Consolidated Financial Statements for additional disclosures regarding the company’s debt instruments.
Shareholders’ Equity
The company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The company also has an authorized class of 60,000 preferred shares with no par value. As of June 30, 2005, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights as described in the company’s annual report on Form 10-K for the fiscal year ended September 30, 2004.
Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The company has paid dividends every year since the company’s initial public offering in 1961.
During the quarter ended June 30, 2005, the company repurchased 1,711 Class A common shares for $46,155 (an average price of $26.98 per share). Year-to-date, the company repurchased 4,511 Class A common shares for $120,891 (an average price of $26.80 per share). As of June 30, 2005, the company could repurchase an additional 2,934 Class A common shares under existing board of directors’ authorizations.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The company’s Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements and applying accounting policies requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting policies for the company include revenue recognition, accounting for software licensed to customers, accounting for long-lived assets, accounting for income taxes and accounting for retirement benefits.
Revenue Recognition
Revenues from software license fees are accounted for in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition.” The company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements (as defined in Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”), and if so, whether vendor-specific objective evidence of fair value exists for those elements. The company’s software arrangements include computer hardware, software licenses, hardware installation, software training, hardware maintenance and software support.

Hardware is leased by customers under sales-type leases. The accounting for these sales-type leases is governed by Statement of Financial Accounting Standards (SFAS) No. 13, which requires hardware revenue equal to the fair value of the hardware to be recognized upon shipment to customers. The fair value of the company’s hardware approximates the cost of the hardware. Software licenses, hardware installation and software training are not individually valued under SOP 97-2 and are recognized as revenue over the period in which the hardware installation and software training services are expected to be performed. Post contract support revenues, consisting of hardware maintenance and software support revenues, are valued based on renewal rates included in the arrangements and revenue is recognized ratably over the contract period as services are performed. Software revenues which do not meet the criteria set forth in EITF Issue No. 00-3, “Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” are considered service revenues and are recorded ratably over the contract period as services are provided. Consulting revenues are recorded as services are performed. The company also provides certain transaction-based services, such as access to credit reports, for once it records revenues when services have been provided. Sales of documents products are recorded when title passes upon shipment to customers.
Software Licensed to Customers
The company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Technological feasibility is established either by creating a detail program design or a tested working model. Judgment is required in determining when technological feasibility of a product is established. The company follows a standard process for developing software products. This process has five phases: selection, definition, development, delivery and general customer acceptability (GCA). When using proven technology, management believes that technological feasibility is established upon the completion of the definition phase (detail program design). When using newer technology, management believes that technological feasibility is established upon completion of the delivery phase (tested working model). Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Software development costs consist primarily of payroll and benefits for both employees and outside contractors. Upon general release of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, ranging from three to seven years. The unamortized balance of software licensed to customers is compared to its net realizable value annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. Future cash flows are forecasted based on management’s estimates of future events and could be materially different from actual cash flows. If the carrying value of the asset is considered impaired, an impairment charge is recorded for the amount by which the unamortized balance of the asset exceeds its net realizable value.
Long-Lived Assets
The company has completed numerous business combinations over the years. These business combinations result in the acquisition of intangible assets and the recognition of goodwill on the company’s Consolidated Balance Sheet. The company accounts for these assets under the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized, but instead tested for impairment at least annually. The Statement also requires recognized intangible assets with finite useful lives to be amortized over their useful lives. Long-lived assets, goodwill and intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. Future cash flows are forecasted based on management’s estimates of future events and could be materially different from actual cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.
Income Taxes
The company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the company’s financial position or its results of operations.

Postretirement Benefits
The company sponsors defined-benefit pension plans for most employees. The company also sponsors a defined-benefit medical plan and a defined-benefit life insurance plan for certain employees. The company’s postretirement plans are described in the company’s annual report on Form 10-K for the fiscal year ended September 30, 2004. The company accounts for its postretirement benefit plans according to SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These statements require the use of actuarial models that allocate the cost of an employee’s benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The company adjusted assumptions used to measure the amount of postretirement benefit expense, increasing the discount rate from 6.0% in fiscal year 2004 to 6.25% in fiscal year 2005. The expected long-term rate of return on plan assets was estimated at 8.25% for both 2004 and 2005. The company is not required to make minimum contributions to its postretirement plans in 2005, although the company may elect to make contributions. The company made contributions to its pension plans of $346 in the three months and $5,983 in the nine months ended June 30, 2005. The company anticipates making additional contributions of $317 during the remaining three months of fiscal year 2005. See Note 10 to the Consolidated Financial Statements included in the company’s annual report on Form 10-K for the fiscal year ended September 30, 2004, for more detailed disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations. The company’s net periodic pension expense was $5,627 for the three months and $16,613 for the nine months ended June 30, 2005, and compared to $5,136 and $15,332, respectively, a year ago. The company’s net periodic postretirement medical and life insurance expense was $868 for the three months and $2,612 for the nine months ended June 30, 2005, compared to $1,184 and $3,553, respectively, a year ago.
MARKET RISKS
Interest Rates
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the company effectively converted 7% fixed rate debt into variable rate debt, which averaged 5.1% during the third quarter and 4.8% for the nine months ended June 30, 2005. These interest rate swap agreements were designated as fair value hedges. The company does not use financial instruments for trading purposes.
The Financial Services segment of the business, including Reyna Funding L.L.C., a consolidated affiliate of the company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The company does not use financial instruments for trading purposes. During the nine months ended June 30, 2005, Reyna Funding, L.L.C. entered into $61,666 of interest rate swaps associated with new debt issues and to replace maturing interest rate swaps.
As of June 30, 2005, a one percentage point increase in interest rates would increase annual consolidated interest expense by $1,500 while a one percentage point decline in interest rates would reduce annual consolidated interest expense by $1,500. See Note 6 to the Condensed Consolidated Financial Statements for additional disclosures regarding the company’s debt instruments and interest rate management agreements.
Foreign Currency Exchange Rates
The company has foreign-based operations, primarily in Canada, which accounted for 8% of net sales and revenues during the nine months ended June 30, 2005. In the conduct of its foreign operations, the company has intercompany sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the company to changes in foreign currency exchange rates. During the third quarter of 2005, the company did sell foreign currency forward contracts to limit foreign currency risk on intercompany balances. As of June 30, 2005, these foreign currency positions were closed and the company had no foreign currency exchange contracts outstanding. Based on the company’s overall foreign currency exchange rate exposure at June 30, 2005, management believes that a 10% change in currency rates would not have a material effect on the company’s financial statements.
CONTINGENCIES
See Note 9 to the Condensed Consolidated Financial Statements for a discussion of the company’s contingencies.
ACCOUNTING STANDARDS
See Note 11 to the Condensed Consolidated Financial Statements for a discussion of the effect of accounting standards that the company has not yet adopted.
FACTORS THAT MAY AFFECT FUTURE RESULTS
Certain statements in this Management’s Discussion and Analysis of the Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management’s judgment, beliefs, current trends and market conditions. Forward-looking statements made by the company may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. The company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. See also the discussion of factors that may affect future results contained in the company’s Current Report on Form 8-K filed with the SEC on November 3, 2004, which is incorporated herein by reference.
CONTROLS AND PROCEDURES
Finbarr J. O’Neill, the company’s Chief Executive Officer, Carolyn S. Wall, the company’s Vice President, Finance and Stephen A. DeLong, the company’s Vice President, Controller and Chief Accountant, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2005, and each has concluded that such disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There have been no changes to internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information included in Note 9 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference.
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities (in thousands except per share data)
On February 17, 2005, the company’s board of directors authorized the repurchase of 5,000 Class A common shares. This authorization has no fixed expiration date and was in addition to previously approved authorizations. As of June 30, 2005, the company could repurchase an additional 2,934 Class A common shares under this board of directors’ authorization. No other authorizations for share repurchase were outstanding as of June 30, 2005. During the three months ended June 30, 2005, the company repurchased 1,711 Class A common shares for $46,155 as follows:

				Total Shares	Maximum Number
		Shares	Average	Purchased During	of Shares Remaining
Program		Purchased	Price	the Period as	for Purchase as
Approval		During	Paid	Part of a Publicly	Part of a Publicly
Date	Month	Period	(per Share)	Announced Program	Announced Program

2/17/05	April 2005	100	$26.42	100	4,545
2/17/05	May 2005	895	$26.85	895	3,650
2/17/05	June 2005	716	$27.22	716	2,934

	Total Quarter	1,711	$26.98	1,711

Item 6. Exhibits

10.1	Offer letter dated March 10, 2005, to Terri Mulcahey, Senior Vice President, Sales and Service

10.2	Offer letter dated March 14, 2005, to Scot Eisenfelder, Senior Vice President, Marketing and Strategic Planning

10.3	Separation agreement with Dale L. Medford, retired Executive Vice President, Chief Financial Officer and Chief Administrative Officer.

10.4	Consultant agreement with Dale L. Medford, retired Executive Vice President, Chief Financial Officer and Chief Administrative Officer.

31.1	Certification

31.2	Certification

31.3	Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE REYNOLDS AND REYNOLDS COMPANY

Date August 9, 2005	/s/ Finbarr J. O’Neill
Finbarr J. O’Neill
President and Chief Executive Officer

Date August 9, 2005	/s/ Carolyn S. Wall
Carolyn S. Wall
Vice President, Finance
(principal financial officer)

Date August 9, 2005	/s/ Stephen A. DeLong
Stephen A. DeLong
Vice President, Controller and Chief Accountant
(chief accounting officer)