Form 10-K
period 2005-09-30
REYNOLDS & REYNOLDS CO
filed 2006-05-15
CIK 83588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File No. 1-10147

THE REYNOLDS AND REYNOLDS COMPANY
(Exact name of registrant as specified in its charter)

Ohio	31-04211
(State of Incorporation)	(IRS Employer Identification No.)

One Reynolds Way
Dayton, Ohio 45430
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(937) 485-2000

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Shares (no par value)	New York Stock Exchange

(Title of class)	(Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant was $1,698,285,032 as of March 31, 2005 and $1,775,090,539 as of March 31, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2006:
Class A Common Shares: 63,171,662 (exclusive of 28,885,032 Treasury shares)

Class B Common Shares: 13,500,000

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

From March 2005 through March 2006, the periodic reports of The Reynolds and Reynolds Company (the “Company,” “Reynolds,” “we,” “us” or “our”) were the subject of a comment and review process by the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”). As a result, the Company restated certain of its prior financial statements with respect to auction rate securities and earnings per share. The Staff review prompted a comprehensive review of the Company’s revenue recognition policy. While the Company has concluded that it is not required to restate prior financial statements with respect to revenue recognition, the Company identified errors in the application of its prior revenue recognition policy and changed its revenue recognition policy from AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” to Staff Accounting Bulletin (SAB) Topic 13, “Revenue Recognition.” See “Management’s Discussion and Analysis-Results of Operations- Correction of Prior Period Errors.”

During the course of management’s evaluation of the effectiveness of the Company’s internal control over financial reporting, management identified a material weakness in the Company’s internal control over financial reporting. The application of generally accepted accounting principles to the Company’s multiple element revenue arrangements (computer hardware, software, hardware installation services, software training services and recurring maintenance services) is complex and management did not have sufficient resources with the requisite expertise to ensure that consideration was allocated appropriately to the various elements within these arrangements. To remediate this material weakness and enhance the Company’s internal control over financial reporting, management has, among other things, engaged outside consultants to evaluate staffing and structure a technical training curriculum for the accounting staff, acquired additional accounting reference materials and implemented a new policy requiring the accounting staff to re-evaluate the Company’s critical accounting policies. See “Item 9A. Controls and Procedures.”

The Company was not able to timely file its Annual Report on Form 10-K for the year ended September 30, 2005 and its Quarterly Reports on Form 10-Q for the periods ended December 31, 2005 and March 31, 2006. Part III of this Annual Report contains information from the Company’s Proxy Statement filed on the date hereof for the Annual Meeting of Shareholders to be held on Thursday, June 15, 2006.

MEANINGFUL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management’s judgment, beliefs, current trends and market conditions. Forward-looking statements made by the Company may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict, including, among others, the following:

•	the identification by the Company’s management and independent registered public accounting firm of an additional material weakness or the continuation of the existing material weakness in internal control over financial reporting;

•	the Company’s ability to make timely filings of its required periodic reports under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), particularly as it relates to the application of the Company’s new revenue recognition policy;

•	the effect of any further delay of the Company’s annual meeting of shareholders for 2006 or the filing of its required periodic reports;

•	any impact on the listing of the Company’s common stock on the New York Stock Exchange (the “NYSE”);

•	the Company’s ability to continue to secure necessary waivers from lenders for the delay in filing its required periodic reports;

•	the Company’s ability to maintain adequate cash balances for operations after payment and discharge of the public debt and to meet its liquidity covenant under its credit facility;

•	the higher cost of borrowing on future debt and the Company’s ability to access the debt markets due to the recent downgrades to the Company’s credit ratings;

•	the Company’s estimates of addressable markets in the U.S. or internationally and the Company’s ability to save costs in the future; and

•	other factors described in this Annual Report on Form 10-K and prior filings of the Company with the SEC.

Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
(Dollars in thousands)

ITEM 1.	Description of Business

General Development of Business

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

The Company’s software and services solutions include a full range of retail and enterprise management systems. In addition to its core dealer management system, ERA®, which helps operate the automotive retailer’s business, Reynolds also offers a full range of solutions to help dealers manage customer relationships, drive efficiencies and capture more revenue; support, training and professional services; documents; data management and integration services; networking; and financial services. Reynolds customers comprise most automotive retailers and a majority of car companies doing business in North America. In October 2003, the Company expanded its international operations through the acquisition of Incadea GmbH, a German developer of automotive software for dealerships. In July 2005, the Company announced the discontinuance of its Reynolds Generations Series Suite (“Suite”) dealer management system, which had been launched in September 2003. The Company concluded that Suite was not the broad-based solution for the majority of the U.S. automotive retail market as originally believed.

Financial Information about Segments

As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and discussed in Note 13 to the Consolidated Financial Statements, effective October 1, 2004, the Company changed the structure of its internal reporting in a manner that caused the composition of its reporting segments to change. The Company now reports financial information of three segments for financial reporting purposes: Software Solutions, Documents and Financial Services. Prior years’ segment financial information was reclassified to report financial results on a consistent basis with the current year. Note 13 to the Consolidated Financial Statements also includes financial information regarding geographic segments of the Company.

Narrative Description of Business

Software Solutions

The Software Solutions segment is the Company’s largest segment and provides dealer services solutions including computer hardware, integrated software packages, software enhancements and related support. The Company’s Software Solutions segment also includes its international operations and the former Services segment consisting of the installation and maintenance of computer hardware, software training and consulting services. The Company’s technical support and training resources are extensive. Reynolds University provides online education and live training delivered on site or in classrooms. Reynolds consultants deliver advanced process consulting tailored to the specific business needs of the customer.

The Company refers to the “ReynoldSystem” in the United States and Canada to describe its single-source, integrated approach to dealership operations. It addresses the dealers’ desire for an integrated, end-to-end solution, and includes the attributes that dealers have expressed to Reynolds are important to their business. Through the ReynoldSystem, the Company strives to surround dealers with everything they need to be successful. This single-source approach helps ensure ease of use, reduced complexity, increased performance and the simplicity of relying on a single partner.

The ReynoldSystem is built on the ERA® dealer management system and software applications that serve all areas of an automotive retailer’s business. The ERA platform is used by approximately ten thousand dealerships and three hundred fifty thousand dealership personnel in the United States and Canada. Since its introduction, the platform has evolved to meet the changing needs of the Company’s customers and advances in technology. The ReynoldSystem includes the ERA XT, ERA XTR and ERA ES solutions. As part of the ReynoldSystem, the Company also provides an extensive portfolio of high-value added applications designed for the business office, sales, service and parts departments of the automobile dealership. These solutions help automotive retailers manage their customer relationships and improve the retailers’ productivity. Its offerings include Contact Management, WebmakerX®, Electronic Parts Catalog, and Electronic Document Management.

The Reynolds and Reynolds incadea® platform is based on a standard Enterprise Resource Planning (“ERP”) system developed by Microsoft and based on Microsoft Windows and Microsoft Dynamics NAV, formerly Microsoft® Business Solutions-Navision®. It combines the proven commercial management options with special extensions designed for the automotive retail sector. The solution was acquired by the Company in October 2003. Today it is part of Reynolds International’s portfolio, which provides solutions to automotive retailers and car companies outside the United States. The incadea platform currently supports more than 20 languages, including Chinese, and is serving customers in over 30 countries.

The Company purchases technology and licenses intellectual property rights from third parties. Most of its software products are customized internally or by third parties. The Company has key relationships with IBM, Microsoft and LexisNexis, a division of Reed Elsevier Group. Computer hardware and peripherals are essential to the Company’s Software Solutions segment. The Company purchases these products from a variety of suppliers. IBM, however, supplies the hardware platform for the ERA systems. LexisNexis hosts the Company’s Applications on Demand which provides the ERA XT product to Reynolds customers through remote access. If these relationships were to be terminated or interrupted, some delay would occur in converting to new suppliers. The Company historically has not experienced such difficulties, nor does it reasonably foresee difficulty in replacing them in the future on competitive terms and conditions.

Documents

The Documents segment manufactures and distributes printed business forms and related products primarily to automotive retailers. The Company monitors legislative, regulatory, original equipment manufacturer and business environment changes so that contracts and lease agreements keep pace with new developments. The Company provides an online portal for automotive retailers to order documents. The portal also provides promotional merchandise, apparel, event displays and advertising for automotive retailers.

Financial Services

The Financial Services segment provides financing, principally for sales of the Company’s computer solutions and services, through the Company’s wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding L.L.C. and a similar operation in Canada. Financing arrangements are provided to customers for the lease of computer equipment and the financing of software licenses and implementation services. Approximately 80% of ERA dealer management system sales and 60% of total one-time sales (including both ERA and upgrade sales to add additional hardware or software applications) are financed through Reyna. Financing terms are typically three to five years in length. The Company has provided financing to its customers since 1981. Interest rates and financing terms are set based on current market conditions, customer creditworthiness and the Company’s borrowing costs.

Business Strategy

The Company believes that it can grow its business in the North American market by increasing penetration in the dealer management systems (“DMS”) market, providing a full range of value added solutions and services to help dealers to manage their operations more efficiently and effectively and to comply with applicable legal requirements. The Company believes that it can grow its business in the international market by growing its DMS footprint in Europe to achieve scale and to offer value added applications (particularly customer relationship management (“CRM”)) and services, and by expanding into high growth markets such as China. The Company believes that while automotive retail markets globally are competitive, retailers consistently seek DMS systems and value added solutions which help them operate more efficiently, and capture more revenue in all facets of their operations. The Company believes that it will facilitate its growth globally by realigning its internal resources to improve efficiency and execution by cutting costs, creating a more performance driven culture and by investing in more efficient updated internal management systems. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information concerning the Company’s growth strategy.

PATENTS, TRADEMARKS, AND RELATED RIGHTS

Except as described below, the Company does not have any patents, trademarks, licenses, franchises or concessions which are material to an understanding of its business. The Company’s trademark Reynolds & Reynolds® is associated with many goods and services provided by the Company. In the automotive systems market, the Company has a number of direct and indirect distribution and licensing arrangements with equipment suppliers and software providers relating to certain components of the Company’s products, including the principal operating systems. These arrangements are in the aggregate, but not individually (except for the operating systems), material to the Company’s business.

PRODUCT DEVELOPMENT

During 2005, 2004 and 2003, research and development (“R&D”) expenses were $96,000, $93,000 and $72,000, respectively. In 2005, approximately $42,000 of R&D expenses were related to Suite, including approximately $10,000 accrued for future Suite obligations, with the remainder related primarily to ERA, CRM Solutions and International. In 2006, the Company expects to incur R&D expenses of approximately $75,000 to $80,000, with increased investments in each of ERA, CRM Solutions and International.

SALES

The Company sells its solutions through a direct field sales force and Business Development Center (inside sales). The Company’s subsidiaries license and support the Company’s products in their local countries as well as within other foreign countries where it does not operate through a direct sales subsidiary. In some countries, the Company employs independent consultants to sell its products. In North America, the Company sells or licenses its products and services under a master contractual arrangement that allows the end-user customer to acquire multiple products and services over an extended period of time.

Effective October 1, 2004, the Company changed the initial service term in most agreements from cancelable at any time with 60 days written notice to non-cancelable for the entire contract term, generally 60 months. Prior to October 1, 2004 and continuing today, the Company charges its customers a fixed monthly fee for recurring maintenance services during an initial period, which generally is 12 months.

The Company enters into a master agreement or contract with each customer that describes the terms and conditions under which the Company provides the above described products and services. The master agreement incorporates the Customer Guide which contains services, administrative and product-specific policies. There is no stated right of return or refund provision. Pricing for elements is summarized in the Company’s contracts with customers while invoices contain separate pricing for each element and item of the transaction. The Company invoices customers for hardware, software, hardware installation and software training when the hardware is shipped to the customer. However, customers are not required to make any payments to the Company until after performance of the software training services. Recurring maintenance services are invoiced monthly commencing after performance of the software training services when implementation of the entire system has been completed.

COMPETITION

The Company is one of the leading providers of integrated software solutions and services to automotive retailers in North America. In the Software Solutions segment, the Company and its main competitor, the Dealer Services division of Automatic Data Processing, Inc, provide a significant share of the dealer management systems for automotive retailers in the United States and Canada. More recently, the Company has experienced increasing competition from several competitors who serve smaller and more price conscious retailers in these markets. Outside of North America, our international operations compete in a fragmented market with many dealer management systems providers. Last year, our major competitor in North America purchased the largest dealer management system provider in Europe. The Company’s Documents segment experiences competition from local printing brokers and regional printers throughout the United States and Canada. The Financial Services segment provides financing to the majority of the Company’s software solutions customers, but does compete with local, regional and national lending institutions. The Company believes it competes by providing integrated, value-added solutions and services that satisfy customer needs. By focusing exclusively on the automotive retailing market, the Company is able to effectively leverage its technological expertise, broad industry knowledge, and long-term customer relationships to deliver value to its customers.

BACKLOG

The backlog represents orders for computer systems or documents which have not yet been shipped to customers, and deferred revenues (orders which have been shipped but not yet recognized in revenues). At September 30, 2005, the dollar value of the backlog was approximately $62,000 compared to $48,000 at September 30, 2004. In September 2005, the order backlog was increased by approximately $12,000 as the company corrected prior period errors in revenue recognition. See “Management’s Discussion and Analysis-Results of Operations- Correction of Prior Period Errors.” At March 31, 2006, the dollar value of the backlog was approximately $60,000. The company anticipates that substantially all of the March 31, 2006 backlog will be recognized as revenue within twelve months of March 31, 2006.

EMPLOYEES

As of September 30, 2005, the Company and its subsidiaries had 4,289 employees.

AVAILABLE INFORMATION

The Company’s 2005 Annual Report to Shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other SEC filings are available, without charge, on its Web site, www.reyrey.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

The Company makes available its Corporate Governance Guidelines, Business Principles, Code of Ethics, and the Charters of its Audit, Compensation and Nominating and Governance Committees on its Web Site.

The Company will also provide a free copy of any of the referred documents upon written request to:

Robert S. Guttman, Secretary
The Reynolds and Reynolds Company
One Reynolds Way
Dayton, Ohio 45430

Or by calling: 1-888-4REYREY (473-9739)

The Company’s Chief Executive Officer, Finbarr J. O’Neill, certified to the NYSE on February 24, 2005, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

ITEM 1.A.	Risk Factors

The Company cautions readers that the following important factors, among others, in some cases have caused, and in the future could cause, the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Additionally, any one of the following factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

BUSINESS FOCUS ON THE AUTOMOBILE INDUSTRY.  Because of the significant concentration of the Company’s business in a single industry, the automobile industry, the Company’s profitability may be adversely affected by negative developments in the automobile market. During a downturn in the automobile industry, our customers may be less willing to invest in their software systems and hardware, which could have an adverse effect on our business, operating results and financial condition.

CONSOLIDATION OF AUTOMOBILE DEALERSHIPS.  In recent years, several of the largest automobile dealership groups have selected a single supplier to provide dealer DMS solutions for all their dealerships. If a trend to direct a single supplier develops in the industry, other dealership groups that are not single source may select a competitor of the Company as their exclusive supplier. Such consolidation could cause the Company to lose a significant amount of customers over a relatively short period of time, which could have an adverse effect on our business, operating results and financial condition.

COMPETITION.  The Company faces competition in all areas of its business activity. The Company’s competitors are numerous, ranging from some of the world’s largest corporations to many relatively small and highly specialized firms. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution, and customer service and support. By specializing in a particular niche market, the Company has emphasized reliable and responsive service, broad industry knowledge and long-term relationships. While the loss of any single customer would not be material, the Company does have several significant customers, whose loss in the aggregate would negatively impact the Company. The Company will be required to develop new products, periodically enhance its existing products and compete effectively on the basis of the factors described above to remain competitive.

CUSTOMER ATTRITION.  We may experience customer attrition due to, among other things, customers consolidating or going out of business, the technological and other offerings of our competitors or customers coming off of our leases and other agreements that do not have an automatic renewal in place who switch to one of our competitors. Such customer attrition could have an adverse effect on our business, operating results and financial condition.

MATERIAL WEAKNESS.  Management has identified a material weakness in the Company’s internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The application of generally accepted accounting principles to the Company’s multiple element revenue arrangements is complex and management did not have sufficient resources with the requisite expertise to ensure that consideration was allocated appropriately to the various elements within the Company’s multiple element arrangements. While the Company concluded that it was not required to restate prior financial statements with respect to revenue recognition, the Company identified errors in the application of its prior revenue recognition policy and changed its revenue recognition policy from AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” to Staff Accounting Bulletin (SAB) Topic 13, “Revenue Recognition.” See “Management’s Discussion and Analysis-Results of Operations- Correction of Prior Period Errors.”

The Company cannot provide assurance that additional material weaknesses in its internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties the Company encounters in their implementation, could result in additional material weaknesses, cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in its financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of the Company’s internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in the Company’s financial statements that could result in a restatement of financial statements, cause the Company to fail to meet its reporting obligations, which may result in defaults under the Company’s debt agreements, and cause investors to lose confidence in the Company’s reported financial information, leading to a decline in the stock price.

NEW PRODUCTS AND SERVICES.  Timing and market acceptance of new product offerings are components of the Company’s growth objectives. The Company must be able to continue developing, manufacturing, marketing and implementing innovative products and services rapidly that meet customer requirements for performance and reliability. It requires accurate anticipation of customers’ changing needs and emerging technological trends and may require acquisitions or strategic partnerships for success. Also, the Company must make long-term investments and commit significant resources before knowing whether its investments will eventually result in products and services that both embody the latest technology and achieve market acceptance. This process requires accurate forecasting of volumes, configurations, integration and mix of products and services and properly trained personnel with the necessary skills. Moreover, the supply and timing of new products or services must match customers’ demands and timing for the particular products or services. Failure to successfully launch these new products and services could result in cancellation of orders, and/or charges to earnings, including impairment of assets.

Given the wide variety and complexity of products and services that the Company offers, the process of planning and bringing new products and services to market, whether internally or through relationships with others, is inherently difficult and uncertain. Product development, variations in product costs, and delays in customer purchases of current products in anticipation of new product introductions are among the factors that make a smooth transition from current products to new products difficult. In addition, there can be no assurance that the Company’s expectations regarding new products will be met. Moreover, the timing of the introduction of new product and services by suppliers and competitors may negatively affect future operating results of the Company. Furthermore, some of the Company’s new products may replace or compete with certain of the Company’s existing products.

RELIANCE ON SUPPLIERS.  Third party software and computer hardware and peripherals are essential to the Company’s product offerings. It licenses or purchases these products from a variety of suppliers. Currently, one supplier supplies the hardware platform for its dealer management systems. If this source of supply were to be interrupted, some delay would occur in converting to a new platform. There are certain technical enhancements to ERA necessary to roll out the Saturn program described below. If Infosys, the supplier performing the technical enhancement to ERA, does not finish the enhancement on schedule, the project could be delayed. Moreover, the Company has expanded its use of third party hosted application and damage or interruption from sources outside the Company’s control at these facilities which could result in interruptions in the Company’s service.

An adequate supply of paper products is also essential to the Company’s automotive forms business. The Company purchases paper from major suppliers and historically has not experienced difficulties in obtaining paper products. The Company’s documents business may be negatively impacted if such difficulties arise.

DEPENDENCE ON KEY PERSONNEL.  The Company depends on the continued service and availability of skilled personnel, including technical, sales, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents may be intense. There can be no assurance that the Company will be able to successfully retain and attract the key personnel it needs.

BUSINESS INTERRUPTIONS AND DEPENDENCE ON SINGLE RESOURCE FOR CERTAIN SERVICES.  The Company’s operations depend in large part upon its ability to provide prompt and efficient services to its customers. Certain of the Company’s operations are performed at a single location and depend on continuous computer, hardware, internet, printing, electrical and telephone services. A disruption of these key services could impair the Company’s day- to-day operations. There can be no assurance that a fire, flood, earthquake, wide-spread power outage or other disaster affecting one or more of the Company’s facilities would not disable these services. Significant damage to any facility or other failures that cause significant interruptions of the Company’s operations may not be completely covered by insurance.

BUSINESS COMBINATIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES.  As part of its strategy for growth, the Company has made, and may continue to make, business combinations, strategic alliances, joint ventures and divestitures. The effective integration of business combinations, strategic alliances, and acquired companies may be difficult to achieve. It is also possible that the Company may not realize any or all expected benefits from recent acquisitions or achieve benefits from acquisitions in a timely manner. In addition, the Company may incur significant costs and impact existing internal resources in connection with the integration of acquisitions. Failure to effectively integrate recent and future acquisitions could result in charges to earnings, including impairment of assets.

DISTRIBUTION CHANNELS.  The Company offers its products and services primarily through the dealership franchise distribution channel. Changes in the method or manner of the distribution of the automotive industry could negatively impact the Company’s financial condition.

INTELLECTUAL PROPERTY.  While the Company’s various proprietary intellectual property rights are important to its success, the Company believes its business as a whole is not materially dependent upon any particular license or patent. The Company owns a number of patents, trademarks and copyrights relating to its products and services. The Company also has licenses from third parties. These patents and licenses vary in duration. The Company has granted and does grant licenses to others under reasonable terms and conditions. There can be no assurance that the Company’s intellectual property rights will not be subject to claims of infringement or improper use of the Company’s technology.

INTERNATIONAL OPERATIONS.  Because the Company sells its products outside the United States, its business is subject to risks associated with doing business internationally. Accordingly, significant negative events affecting the markets where the Company operates, or other international markets, could jeopardize or limit the Company’s ability to transact business in the manner expected, which could adversely affect the Company’s business, revenues and operating results. Some of these factors include: changes in foreign currency exchange rates; exchange controls or other currency restrictions; changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets; hyperinflation and adverse economic conditions stemming from governmental attempts to reduce inflation, or deflation; potentially negative consequences from changes in tax laws; and unexpected changes in regulatory requirements.

Additionally, the Company is subject to the Foreign Corrupt Practices Act which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. The Company’s failure to comply with the applicable laws and regulations could result in penalties which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

ACCESS TO CAPITAL.  The delay in the filing of the Company’s periodic reports under the Securities Exchange Act may limit the Company’s access to capital in several ways. First, the Company cannot issue notes under a shelf registration statement on file with the SEC until twelve months after the timely filing of the Company’s periodic reports. Second, the Company has also recently experienced downgrades to its credit rating from Moody’s Investor Services and could experience further downgrades in the future. Our access to the public debt markets could be limited to the non-investment grade segment which would result in higher borrowing costs until our credit rating has been restored to investment grade by Moody’s. Third, the delay in the filing of the periodic reports has caused an event of default under the Indenture relating to our 7% Notes Due December 15, 2006, which would result in the acceleration of the principal and interest of the Notes unless the delay in filing the periodic reports is cured by May 25, 2006. The Company intends to deposit funds in trust sufficient to pay and discharge all remaining payments of principal and interest under the Notes prior to May 25, 2006. Lastly, the Company’s failure to file the periodic reports and the default under the Indenture was also a default under the Company’s Loan Funding Agreement (as defined herein) and its $200,000 Credit Agreement (as defined herein). On April 25, 2006, the Loan Funding Agreement was extended through December 31, 2006 and the requirement to file financial statements was waived through September 30, 2006. Pursuant to a March 16, 2006 amendment of the Credit Agreement, until the date that the Company is current with the filing of its periodic reports with the SEC, the Company will not be permitted to enter into certain acquisitions and investments in partnerships and alliances unless it reaches certain liquidity milestones. Thus, the delay in filing of the periodic reports may limit the Company’s access to capital.

ITEM 1.B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of September 30, 2005, the Company owned and operated a manufacturing plant in Celina, Ohio encompassing approximately 316,000 square feet, which produces the Company’s Documents segment products and services. Corporate headquarters are located in the Dayton, Ohio area in several buildings owned by the Company which contain approximately 733,000 square feet. In addition, the Company leases approximately 45 offices throughout the United States and Internationally. All of the Company’s business segments use these facilities. Management believes that the Company’s facilities are adequate to support the business efficiently. See also “Property, Plant and Equipment” under Note 1 to the Consolidated Financial Statements.

ITEM 3.	Legal Proceedings

In 2000, the Company was named a defendant in a cost recovery lawsuit filed by a potentially responsible party (“PRP”) coalition in the United States District Court for Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court ordered the parties to participate in non-binding mediation, which was unsuccessful. As a result of continued negotiations directly with the plaintiffs, the Company approved and paid a settlement amount of $200 in 2005. The order of the U.S. District Court approving the settlement agreement was filed December 13, 2005. Upon approval of the settlement agreement the Plaintiffs filed a motion on December 19, 2005 with the U.S. District Court to dismiss the Company from litigation. The U.S. District Court granted the motion to dismiss on December 20, 2005.

Subsequent to the Company’s announcement on June 24, 2004 regarding third quarter earnings, two shareholder class action complaints and two shareholder derivative claims, subsequently consolidated, were filed in the United States District Court for the Southern District of Ohio. A third shareholder derivative claim was filed in the Court of Common Pleas in Montgomery County, Ohio. The class action complaints allege that the Company and two former officers violated provisions of the Securities Exchange Act. On October 19, 2004, the plaintiffs in one of the shareholder class actions voluntarily moved to dismiss the action, without prejudice. On January 26, 2005, the second shareholder class action was voluntarily dismissed, without prejudice. The shareholder derivative claims were filed against the Company, as nominal defendant, members of the Board of Directors and certain executive officers and allege breach of fiduciary duty, and other violations of law. On April 18, 2005, the plaintiffs in the federal consolidated derivative claims voluntarily moved to dismiss the action, without prejudice. On October 26, 2005, the final shareholder derivative claim in the Court of Common Pleas in Montgomery County, Ohio was voluntarily dismissed.

The Company is also subject to other claims and lawsuits that arise in the ordinary course of business. The Company believes that the reasonably foreseeable resolution of these matters will not have a material adverse effect on the financial statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
(In thousands except per share data and holders of record)

The Company’s Class A Common Shares are listed on the NYSE. There is no principal market for the Class B Common Shares. The Company also has an authorized class of 60,000,000 preferred shares with no par value. As of the filing of this report, the Company currently has no agreements or commitments with respect to the sale or issuance of the preferred shares except as described in Note 10 to the Consolidated Financial Statements.

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter

Cash dividends declared per share
Class A common	$.11	$.11	$.11	$.11
Class B common	$.0055	$.0055	$.0055	$.0055
Closing market prices of Class A common shares
High	$26.51	$28.28	$27.59	$29.00
Low	$23.20	$25.36	$26.20	$26.74

As of March 31, 2006, there were approximately 2,668 holders of record of Class A Common Shares and one holder of record of Class B Common Shares.

Purchases of Equity Securities (in thousands except per share data)

On February 17, 2005, the Company’s board of directors authorized the repurchase of 5,000 Class A common shares. This authorization has no fixed expiration date and was in addition to previously approved authorizations. As of September 30, 2005, the Company could repurchase an additional 1,874 Class A common shares under this board of directors’ authorization. No other authorizations for share repurchase were outstanding as of September 30, 2005. During the three months ended September 30, 2005, the Company repurchased 1,060 Class A common shares for $30,019 as follows:

				Total Number
				of Shares	Maximum Number
		Total	Average	Purchased as	of Shares Remaining
Program		Number of	Price	Part of a Publicly	for Purchase as
Approval		Shares	Paid (per	Announced	Part of a Publicly
Date	Period	Purchased	Share)	Program	Announced Program

2/17/05	7/1/2005 — 7/31/2005	70	28.34	70	2,864

2/17/05	8/1/2005 — 8/31/2005	555	28.41	555	2,309

2/17/05	9/1/2005 — 9/30/2005	435	28.20	435	1,874

		1,060	28.32	1,060

ITEM 6.	Selected Financial Data

Five-Year Selected Financial Data
(Dollars in thousands except per share data)

For the Years Ended September 30	2005(1)(2)	2004	2003(3)	2002(3)(4)	2001

Net Sales and Revenues	$969,080	$982,241	$1,008,245	$992,383	$1,004,012
Income from Continuing Operations	$33,287	$92,643	$109,800	$104,012	$97,934
Class A common(5)
Basic earnings per common share	$.53	$1.40	$1.61	$1.47	$1.34
Diluted earnings per common share	$.51	$1.37	$1.56	$1.42	$1.31
Class B common(5)
Basic and Diluted earnings per common share	$.03	$.07	$.08	$.07	$.07
Net Income	$33,287	$92,643	$109,800	$67,449	$99,557
Class A common(5)
Basic earnings per common share	$.53	$1.40	$1.61	$.95	$1.36
Diluted earnings per common share	$.51	$1.37	$1.56	$.92	$1.33
Class B common(5)
Basic and Diluted earnings per common share	$.03	$.07	$.08	$.05	$.07
Return on Equity	7.8%	19.6%	23.2%	14.2%	20.4%
Cash Dividends Per Common Share
Class A common	$.44	$.44	$.44	$.44	$.44
Class B common	$.022	$.022	$.022	$.022	$.022
Book Value Per Outstanding Common Share	$6.13	$7.25	$7.05	$6.82	$6.69
Current Ratio(6)	1.96	2.30	1.99	2.06	1.80
Net Property, Plant and Equipment(6)	$175,155	$178,480	$184,745	$161,174	$159,182
Total Assets(6)	$956,096	$1,026,757	$1,092,653	$1,109,119	$1,109,440
Long-Term Debt
Automotive solutions	$100,237	$103,512	$106,912	$107,408	$105,805
Financial services	152,883	176,731	169,293	180,519	147,429

Total Long-Term Debt	$253,120	$280,243	$276,205	$287,927	$253,234

Total Debt	$292,381	$295,643	$305,680	$330,721	$315,378
Net Debt to Capitalization	29.3%	31.4%	32.5%	32.8%	32.4%
Number of Employees	4,289	4,380	4,518	4,602	4,763

(1)	On July 19, 2005, the Company’s board of directors decided to stop marketing, selling and installing the Reynolds Generations Series Suite dealer management system for automobile dealers. As a result of this decision, the Company wrote-off capitalized software development costs of $66,558 ($42,191 or $.65 per diluted Class A common share after income taxes) and recorded additional pre-tax expenses costs of $24,225 ($15,062 or $.23 per diluted Class A common share after income taxes) in the quarter ended September 30, 2005.

(2)	During the quarter ended September 30, 2005, the Company corrected prior period errors related to revenue recognition and reduced revenues by $11,761 and net income by $676 or $.01 per Class A common share.

(3)	Financial information for 2003 and 2002 was restated to reflect the retroactive adoption of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” Financial information for 2001 was not restated per SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure and Amendment of FASB Statement No. 123.”

(4)	Effective October 1, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and reduced income by $36,563 for the cumulative effect of the accounting change.

(5)	In 2005, the Company restated prior financial statements to report basic and diluted earnings per share for all classes of common stock. Previously the Company had not reported earnings per Class B common share. There was no change to earnings per Class A common share.

(6)	In 2005, the prior years’ balance sheets were restated to reclassify investments in auction rate securities as either short-term or long-term marketable securities instead of cash and equivalents. Prior years’ balance sheets were also restated to classify financial services assets and liabilities into current and long-term portions.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands except employee and per share data, unless otherwise indicated)

OVERVIEW

Introduction

How the Company does business

The Company’s primary business is providing integrated software solutions and services to automobile dealers. The Company has provided products and services to automobile dealerships since 1927. The Company’s principle software solution is its ERA® dealer management system. This established software application is used by approximately 10,000 automotive dealerships, or approximately 40% of the automobile dealerships in the United States and Canada, to operate the sales, service, parts and administrative areas of their dealerships.

The Company’s primary customers are automobile dealers in the United States and Canada and thus the Company’s profitability could be adversely affected by negative developments in the automobile market. However, the Company’s financial performance is not necessarily correlated with the number of new vehicles sold by these retailers or the financial performance of the U.S. automobile manufacturers. Automobile dealers have other profit centers such as used vehicles, finance and insurance, service and parts which provide a more consistent revenue stream and a greater proportion of a typical automobile dealer’s income than provided by new vehicle sales. This allows automobile dealers to invest in products and services that improve customer satisfaction and increase productivity.

The Company earns most of its income from recurring software and hardware maintenance revenues which comprise approximately 60% of the Company’s total revenues. When documents and financial services revenues are included, about 80% of the Company’s revenues are recurring in nature. Additionally, much of professional services, including consulting services, revenues tend to be recurring in nature as programs are continued each year. This generally provides a measure of stability and limits the effect of economic downturns on the Company’s financial performance.

The Company’s growth plans, strategy and market opportunities

The Company believes that it can grow its business in the North American market by increasing penetration in the DMS market, providing a full range of value added solutions and services to help dealers to manage their operations more efficiently and effectively and to comply with applicable legal requirements. The Company believes that it can grow its business in the international market by growing its DMS footprint in Europe to achieve scale and to offer value added applications (particularly CRM) and services, and by expanding into high growth markets such as China. The Company believes that while automotive retail markets globally are competitive, retailers consistently seek DMS systems and value added solutions which help them operate more efficiently, and capture more revenue in all facets of their operations. The Company believes that it will facilitate its growth globally by realigning its internal resources to improve efficiency and execution by cutting costs, creating a more performance driven culture and by investing in more efficient updated internal management systems. The company estimates the addressable market in the U.S. as $4.6 billion.

The Company views its DMS business as a cornerstone for growth due to its strong cash generation and ability to integrate with and build penetration in other value-added applications essential for running its customers’ business operations. The types of opportunities for value added applications sought by the Company’s customers include CRM tools, financing and insurance (“F&I”) applications, fixed operations and inventory management solutions and networking.

The Company also offers solutions in the form of services. Opportunities for growth include consulting services, information management and security, CRM services and solution consulting. These types of services will include data extraction services and security tools.

The international front, with its fragmented markets, provides multiple opportunities as well. Europe, Asia and Latin America are primary areas of opportunity with estimates of over one hundred thousand retailers and over one million users. The Company believes that these markets will offer opportunities similar in scale to the market in North America. To achieve revenue growth, the Company is examining opportunities in Europe to acquire scale, deploy new pricing and service models, along with entry into China. The Company believes it is ideally suited to grow in the international markets due to its strong position in Canada, its DMS footprint in Europe and plans for Asian expansion.

The Company views its documents business as part of its total customer offering and is working on closer alignment with its DMS and systems businesses and the Saturn business opportunity. See “Consolidated Summary.” Plans include a selective expansion of the product offerings and selectively adding to and strengthening its sales force.

Management is also focused on realigning the organization to execute upon its strategic initiatives. This will be done by driving out fixed costs, developing a performance-driven culture and making prudent internal investments to support initiatives.

As indicated, the Company has focused its business on addressing the needs of automobile dealers. This is a highly competitive market where consumers are well-educated and can make informed decisions about with whom to do business when purchasing and servicing an automobile. The Company’s “ReynoldSystem”, is a single-source, integrated approach to dealership performance addressing dealers’ desire for an integrated, end-to-end solution. This single-source approach helps ensure ease of use, reduced complexity, increased performance and the simplicity of relying on a single partner.

RESULTS OF OPERATIONS

The following summaries of error corrections, adjustments, accounting changes, reorganization costs and business combinations have been provided to facilitate an understanding of management’s discussion and analysis. Additional disclosures for these items have been provided in the Notes to the Consolidated Financial Statements.

Correction of Prior Period Errors

From March 2005 through March 2006, the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 and the Quarterly Reports on Form 10-Q for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005 were the subject of a review and comment process conducted by the Staff of the Division of Corporation Finance of the SEC. The Staff review prompted management to conduct a comprehensive review of the Company’s revenue recognition policy as it relates to its multiple element arrangements. This comprehensive review included an analysis of the applicable accounting pronouncements and an examination of the terms of the Company’s existing contracts, units of accounting, allocation of consideration and timing of revenue recognition. During this review, the Company identified errors in the application of its prior revenue recognition policy which was based on AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as well as in the recognition of lease expiration payments from customers and payments received from a software development partner.

On October 26, 2005, upon the recommendation of management, the audit committee concurred that the Company should restate prior financial statements for the classification of auction rate securities and to report basic and diluted earnings per common share for all classes of common stock. On March 16, 2006, management determined that the errors in revenue recognition would not result in a material change to the financial statements for any previously reported period, therefore, no restatement of financial statements was required as it related to revenue recognition. Rather, the errors, including errors related to lease expiration payments received from customers and payments received from a software development partner, were corrected in the quarter ended September 30, 2005, the cumulative effect which was an $11,761 reduction in revenue and a $676 or $.01 per Class A common share reduction in net income and earnings per share, respectively. The cumulative revenue adjustment is comprised of the following increases or decreases to annual revenues: an increase of $14,936 for 2004, a decrease of $3,663 for 2003, a decrease of $381 for 2002, an increase of $323 for 2001, an increase of $176 for 2000 and a decrease of $23,152 for 1999, the year of the initial adoption of SOP 97-2. As a percentage of reported revenues, the annual increases or decreases to annual revenues represented a 1.5% increase for 2004, a decrease of .4% for 2003, a decrease of 0% for 2002, an increase of 0% for 2001, an increase of 0% for 2000 and a decrease of 2.7% for 1999. The cumulative net income adjustment is comprised of the following increases or decreases to annual net income: an increase of $3,392 for 2004, a decrease of $1,041 for 2003, an increase of $378 for 2002, a decrease of $391 for 2001, a decrease of $2,332 for 2000 and a decrease of $682 for 1999. As a percentage of reported net income, the annual increases or decreases to annual net income represented a 3.7% increase for 2004, a decrease of .9% for 2003, an increase of .6% for 2002, a decrease of .4% for 2001, a decrease of 2.0% for 2000 and a decrease of .6% for 1999. The Company changed its revenue recognition policy from one based on SOP 97-2 to one based on Staff Accounting Bulletin (SAB) Topic 13, “Revenue Recognition,” as discussed below.

The following discussion describes (i) the restatement with respect to auction rate securities and earnings per share, (ii) the Company’s prior revenue recognition policy, (iii) the Company’s new revenue recognition policy, (iv) the differences between the prior revenue recognition policy and the new policy, (v) the effects of the change in revenue recognition policy and (vi) the impact on previously issued financial statements.

Restatement of Prior Periods with Respect to Auction Rate Securities and Earnings per Share

Auction rate securities are investments which are typically sold at auction within three months. However, the underlying asset is typically a bond with a life longer than three months. While rare, if an auction were to fail, the Company would remain the owner of the investment in the bond. Because the maturity of the underlying investment is longer than three months, it is not appropriate to classify investments in auction rate securities with cash and equivalents according to Statement of Financial Accounting Standards (SFAS) No 115, “Accounting for Certain Investments in Debt and Equity Securities.” In March 2005, the Company sold its investments in auction rate securities. The Company has restated its consolidated balance sheets and statements of consolidated cash flows included in its financial statements for the years ended September 30, 2004, September 30, 2003 and September 30, 2002 and the quarter ended December 31, 2004 to classify investments in auction rate securities as marketable securities instead of cash and equivalents. The effect of this restatement was to reduce cash and equivalents and increase marketable securities by $37,020 as of September 30, 2004, $29,100 as of September 30, 2003, $55,900 as of September 30, 2002 and $56,940 as at December 31, 2004. There was no change to total assets or net income. See Note 2 to the Consolidated Financial Statements for further disclosures regarding the restatement for auction rate securities, including information regarding the restatement of its statements of consolidated cash flows.

The Company has two classes of common stock, Class A and Class B. Class A common shares are publicly traded on the NYSE under the ticker symbol REY. There is one shareholder of the Company’s Class B common shares. Class B common shares are not publicly traded, but may be converted into Class A common shares at the ratio of twenty Class B common shares to one Class A common share. Previously the Company reported basic and diluted earnings per common share for Class A common shares as if Class B common shares were converted into Class A common shares. According to SFAS No 128, “Earnings per Share,” the Company must allocate net income to each class of common stock and report basic and diluted earnings per common share for each class of common stock. The diluted earnings per Class A common share calculation will continue to assume the conversion of Class B common shares into Class A common shares. The Company has restated the financial statements for the years ended

September 30, 2001, 2002, 2003 and 2004 and the quarterly periods ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2005, to present basic and diluted earnings per common share for both Class A common shares and Class B common shares. The restatement did not result in any change to previously reported basic or diluted earnings per Class A common share. See Statements of Consolidated Income and Notes 2 and 16 to the Consolidated Financial Statements for further disclosures regarding the restatement of earnings per share.

Prior Revenue Recognition Policy

The Company’s prior revenue recognition policy was based on the guidance of SOP 97-2, SFAS 13, “Accounting for Leases,” and Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

Units of Accounting

The first step in the Company’s revenue recognition policy was to determine the units of accounting. EITF 00-21 and SFAS 13 require that leased hardware be a separate unit of accounting from the other elements of the transaction for purposes of revenue recognition. Under the prior revenue recognition policy, the Company also separated the hardware and considered it a separate unit of accounting in a cash sale. The other one-time elements (software, hardware installation services and software training services) of the transaction are typically sold in some combination with each other so separate sales of each element do not occur and vendor-specific objective evidence (“VSOE”) cannot be established. Therefore, the Company could not separate these one-time elements for revenue recognition purposes and the one-time items of the sale (except for hardware) were considered a single combined unit of accounting. The Company determined that it could establish VSOE of fair value for its recurring maintenance services because customers renew these agreements apart from purchasing other items. As a result of the prior analysis, the Company identified three units of accounting (hardware, combined unit of accounting and recurring maintenance services) in its multiple element arrangements.

Allocation of Consideration

The Company could not use the hardware sales price to record hardware revenue because the Company does not sell hardware alone, but in combination with other elements. Therefore, the Company looked to the guidance contained in EITF 00-21 to separate the hardware consideration from the total consideration of the transaction. EITF 00-21 requires consideration to be allocated among the transaction deliverables based on their relative fair values. Previously the Company used its cost to acquire the hardware from third-party suppliers as the fair value of hardware and recognized this amount as revenue. SOP 97-2 contains a concept of VSOE of fair value. VSOE of fair value is a high standard and can only be established when the various elements of a transaction are sold separately. If VSOE is established, deliverables of a multiple element arrangement may be separated and revenue recognized as each deliverable is completed. The Company determined that it could establish VSOE of fair value for its recurring maintenance services because customers renew these agreements apart from purchasing other items. The Company had VSOE of fair value of the undelivered items (i.e. recurring maintenance services) and therefore, could apply the residual method to allocate arrangement consideration. According to the residual method, revenue is allocated to each unit of accounting by taking total consideration and subtracting the amount allocated to hardware and subtracting the recurring maintenance services revenue (based on its sales price because VSOE of fair value was established) with the remainder of consideration being assigned to the combined unit of accounting.

Prior Revenue Recognition under SOP 97-2

Under its prior revenue recognition policy, the Company recorded hardware revenue at the commencement of the lease, upon shipment of hardware to the customer. According to SOP 97-2, the Company recorded revenue allocated to the combined unit of accounting as software training services were performed. The Company recognized such revenue ratably over the average period in which software training services were performed. Revenue associated with recurring maintenance services was recognized ratably over the contract period as services were performed.

New Revenue Recognition Policy

The Company determined that SOP 97-2, as it relates to combined units of accounting, was not appropriate in the Company’s circumstances. While the Company is a software provider, and SOP 97-2 provides guidance on software revenue recognition, the Company sells more than just software. An examination of the Company’s units of accounting revealed that both the combined unit of accounting and Recurring Maintenance Services contain both software and non-software elements. The combined unit of accounting includes non-leased hardware and hardware installation services which are not considered software related under EITF 03-5, “Applicability of AICPA SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” Recurring maintenance services includes both software and hardware maintenance. As a result, the Company determined that the general revenue recognition principles of SAB Topic 13 represent the appropriate accounting model to apply to both the combined unit of accounting and recurring maintenance services.

Accounting Model

The Company’s multiple element arrangements consist of two units of accounting (excluding the leased hardware element); 1) the one-time sales element which is comprised of non-leased hardware (i.e. in a cash sale), software, hardware installation services and software training services; and 2) recurring maintenance services, which is comprised of software and hardware maintenance. Because the Company’s two units of accounting each contain both software-related elements and non software-related elements, the general revenue recognition principles of SAB Topic 13 apply to the Company’s multiple element transactions.

Before concluding that the general revenue recognition principles of SAB Topic 13 were applicable to the Company’s transactions, the Company considered the relevant sections of SFAS 13, Financial Accounting Standards Board Technical Bulletin (FTB) 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” SOP 97-2, EITF 00-21, EITF 01-8, “Determining Whether an Arrangement Contains a Lease,” and EITF 03-5. As a result of this analysis the Company concluded that SAB Topic 13 represents the appropriate accounting model for determining the revenue recognition for its units of accounting.

Transactions Including a Lease Element

In a leased transaction, the hardware element is accounted for as a separate unit of accounting as a sales-type lease under SFAS 13. Sales revenue related to the hardware is recognized at commencement of the lease term (i.e., after software training services have been performed). Financing income related to the sales-type lease is recognized over the lease term using the effective interest rate method.

Arrangement consideration related to the software element, hardware installation services and software training services is recognized as a combined unit of accounting as software training services are performed. Financing income related to this combined unit of accounting is recognized over the lease term using the effective interest rate method.

Revenues related to the recurring maintenance services are recognized ratably over the initial maintenance period.

Cash Sales Transactions

In a transaction that does not include a lease, the hardware, software, hardware installation services and software training services are a combined unit of accounting. Revenue is recorded as software training services are performed.

Revenues related to the recurring maintenance services are recognized ratably over the initial maintenance period.

The following analysis describes the application of accounting guidance to the Company’s new revenue recognition policy for multiple element arrangements for both a transaction including a lease element and a cash sale.

Transactions Including a Lease Element

•	Determining Separate Units of Accounting for Transactions that Include a Lease Element:

▪	Separation of SFAS Elements from Non-SFAS Elements

In a transaction that includes a lease, according to paragraph 4(a)(ii) and footnotes 2 and 3 of EITF 00-21 and paragraph 15 of EITF 01-8, the Company allocates arrangement consideration to the SFAS 13 elements and the non-SFAS 13 elements of its arrangements on a relative fair value basis using the Company’s best estimate of the fair value of the elements. The hardware lease element of our multiple element revenue arrangements is accounted for as a separate unit of accounting.

▪	Separation of Financing Income from Hardware Lease Revenue

Since the Company concluded that its lease arrangements are accounted for as sales-type leases, after allocating the total arrangement consideration to the hardware lease element of the arrangement, the Company separates the financing income from the hardware revenue under paragraph 17(b) of SFAS 13 which requires a lessor to record the difference between the gross investment in the lease and the present value of the future minimum lease payments as unearned financing income. The Company uses an interest rate considering current market conditions, customer creditworthiness and the Company’s borrowing costs to discount the payments allocated to the hardware lease element to determine the present value of the future minimum lease payments allocated to the hardware lease element. The Company records financing income from its leases using the effective interest method so as to provide a constant yield over the term of the lease agreement.

SFAS 13 requires separation of deliverables within the scope of the SFAS 13 from those not within the scope of SFAS 13. After separation of the SFAS 13 element (i.e. hardware) the Company evaluates the other elements of the arrangement to determine whether deliverables subject to the scope of higher-level literature may be separated from deliverables not subject to that higher-level literature as required by paragraph 4(a)(iii) of EITF 00-21. Therefore, the Company evaluates whether the combined software element, hardware installation services and software training services qualify as a separate unit of accounting on a combined basis under paragraph 9 of EITF 00-21. The combined software element, hardware installation services and software training services qualify as a separate unit of accounting on a combined basis because all three criteria of paragraph 9 of EITF 00-21 have been met. Specifically, other suppliers sell hardware installation services and software training services separately. Also, the Company establishes fair value of the recurring maintenance services as a combined element. The Company’s customers are also not granted any general return rights. Therefore, the combined software element, hardware installation services and software training services qualifies as a separate combined unit of accounting under EITF 00-21.

Lastly, the Company commences delivery of the recurring maintenance services after completion of the software training services. The Company concluded that the Software Support and Hardware Maintenance qualify as a separate unit of accounting on a combined basis under the provisions of EITF 00-21 because on a combined basis, the recurring maintenance services are sold separately, there are no future undelivered elements and the Company’s customers are also not granted any general return rights.

While the Company’s pre-October 2004 arrangements contain renewal rates, its post-October 2004 contracts do not include renewal rates. Objective and reliable evidence of fair value exists for recurring maintenance services because a significant concentration of the separate sales of recurring maintenance services falls within a reasonable range of the midpoint price, as a percentage of list prices.

If prices stated separately in the Company’s contracts for recurring maintenance services fall below the range that is considered to be fair value of recurring maintenance services, the Company allocates revenue based on fair value to the recurring maintenance services. In these circumstances, a part of the fee described in the contract as part of the one-time sales elements is allocated to the recurring maintenance services.

In summary, the Company’s multiple element arrangements consist of the following three units of accounting:

-	Hardware lease element
-	Combined one-time sales unit of accounting
-	Recurring maintenance services

•	Allocation Of Arrangement Consideration To Separate Units Of Accounting For Arrangements Subject To Leases

▪	Allocation between SFAS 13 and Non-SFAS 13 Elements

Under Paragraph 4(a)(ii) of EITF 00-21, the Company allocates the arrangement consideration between the SFAS 13 and non-SFAS 13 elements based on its best estimate of the fair value of each element.

▪	Allocation of Arrangement Consideration to Non-SFAS 13 Units of Accounting

Software Element, Hardware Installation Services and Software Training Services

The Company has objective and reliable evidence of fair value of the undelivered items (i.e. hardware installation services, software training services, recurring maintenance services) and therefore, may apply the residual method to allocate arrangement consideration.

Revenue is allocated to this combined unit of accounting under the residual method which represents total arrangement consideration allocated to the non-SFAS 13 deliverables less the fair value of recurring maintenance services (as discussed below).

Recurring Maintenance Services

Prior to October 2004, the Company’s contracts included renewal rates, which were used to help establish evidence of fair value. Therefore, prior to October 2004 the Company allocated arrangement consideration to the recurring maintenance services based on the stated renewal rate, in those instances in which the stated renewal rates were deemed to be substantive.

The Company sells recurring maintenance services separately from other transaction elements and the vast majority of prices charged for recurring maintenance services fall within a reasonable range of the midpoint price of the range, as a percentage of list prices. Accordingly, for arrangements entered into after October 2004 the separate sales prices, as a percentage of list price, are sufficiently concentrated to enable the establishment of fair value for the recurring maintenance services. Therefore, the Company allocates arrangement consideration to the recurring maintenance services based on fair value of such services.

If prices stated separately in our post October 2004 contracts for recurring maintenance services fall below the range that is considered to be fair value of recurring maintenance services, the Company allocates fair value to the recurring maintenance services. In these circumstances, a part of the fee described in the contract as part of the one-time sales elements is allocated to the recurring maintenance services.

•	Revenue Recognition For Multiple Element Arrangements Subject To Leases

▪	Hardware Revenue Recognition

Arrangement consideration allocated to the hardware element of an arrangement that is financed by Reyna Capital Corporation is accounted for as a sales-type lease in accordance with SFAS 13. Under a sales-type lease the Company is required to recognize future minimum lease payments allocated to the hardware element as the gross investment in the lease. The difference between the gross investment in the lease and the present value of the future minimum lease payments allocated to the hardware lease element is recognized as unearned financing income. The Company uses an interest rate, which reflects current market conditions, the customer’s creditworthiness and the Company’s cost of borrowing, to determine the present value of the future minimum lease payments allocated to the hardware element. The present value of the future minimum lease payments allocated to the hardware is recognized as hardware sales revenue at the commencement of the lease term.

The commencement of the lease is determined based on delivery of the hardware, completion of hardware installation services or upon completion of software training services. The Company believes that the lease commences upon completion of the software training services. While the hardware element is separately accounted for as a lease under SFAS 13, customers are not just purchasing hardware, but a complete computer system including software. Until the Company has performed the software training services, customers do not have access to a complete system that they know how to use to run their business. Additionally, lease payments do not commence until after completion of the software training services.

▪	Revenue Recognition for the Combined Software Element, Hardware Installation Services and Software Training Services Unit of Accounting

As explained above, all arrangement consideration allocated to the non-SFAS 13 elements is allocated between the combined software element, hardware installation services and software training services unit of accounting and recurring maintenance services. Such allocation is done using the residual method according to paragraph 12 of EITF 00-21 because the Company does not have objective and reliable evidence of fair value for all elements (i.e. software) as defined by paragraph 16 of EITF 00-21. Therefore, as discussed previously, revenues related to the software element and the hardware installation services are combined with the software training services.

Because this combined unit of accounting contains software and non software deliverables, this combined unit of accounting is accounted for under the general revenue recognition principles of SAB Topic 13.

Since both units of accounting consist of elements that are subject to SOP 97-2 and elements that are not subject to SOP 97-2 we believe that SOP 97-2 does not provide guidance regarding the appropriate revenue recognition for either of the combined units of accounting. SAB Topic 13 states that in the absence of authoritative literature addressing a specific arrangement or a specific industry, the existing authoritative accounting standards as well as the broad revenue recognition criteria specified in the FASB’s conceptual framework that contain basic guidelines for revenue recognition should be followed. The lack of specific guidance requires the Company to apply the broad revenue recognition criteria in FASB Concept Statement No. 6 as interpreted by SAB Topic 13.

Application of a proportionate performance model is appropriate under SAB Topic 13 for service transactions. Recognizing the arrangement consideration allocated to the combined one-time sales unit of accounting as software training services are performed is appropriate under SAB Topic 13 because performance of the last deliverable, software training services, enables the combined one-time sales unit of accounting deliverables to be used by the customer for their intended purpose.

Recognition of Financing Income related to Software Training Services (including the arrangement consideration related to the software element and hardware installation services)

The Company believes it is appropriate to apply the principles in APB Opinion No. 21, Interest on Receivables and Payables (APB 21) to the receivable related to this combined unit of accounting.

The Company compares the interest rate implicit in the agreement to an estimated market interest rate considering current market conditions, customer creditworthiness and the Company’s borrowing costs to determine whether the interest rate is unreasonable. If the interest rate appears reasonable the Company determines the amount of revenue to be recognized for the combined unit of accounting based on the present value of the future payments allocated to this unit of accounting. This interest rate is used to determine the present value of the future payments allocated to this unit of accounting.

The difference between the payments allocated to this unit of accounting and the present value of those payments is recognized as interest income over the lease term in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period as required by paragraph 15 of APB 21.

▪	Recurring Maintenance Services

This unit of accounting consists of Hardware Maintenance subject to FTB 90-1 and Software Support subject to SOP 97-2. The initial term for both these elements is the same and commences on the same date after completion of the software training services.

Recurring maintenance services unit of accounting is accounted for under the general revenue recognition principles of SAB Topic 13 because this bundled group of elements does not fall entirely within the scope of either SOP 97-2 or FTB 90-1. The timing of revenue recognition for recurring maintenance services is the same under SAB Topic 13, SOP 97-2 and FTB 90-1.

Accordingly, the revenue related to the recurring maintenance services is recognized on a straight-line basis over the service period, which commences upon completion of the software training services.

Cash Sales Transactions

The Company may finance the sale of its products and services to customers using a lease transaction to finance a customer’s acquisition of hardware, software, hardware installation services and software training services. However, the financing arrangements are at the customer’s option and the Company does not require customers to enter into a leasing arrangement. In transactions that do not include a lease, the Company delivers the same solutions to the same types of customers, follows the same implementation schedule and follows the same pricing methodology as in the transactions previously discussed. There is no difference between cash and lease transactions, except that the Company receives cash sooner than when financing is provided.

The Company’s accounting and revenue recognition is affected by a customer’s decision to pay cash instead of financing the purchase with a lease. When a customer pays cash, there is no lease transaction that requires bifurcation under paragraph 4(a)(ii) of EITF 00-21. That is, if the hardware element of our arrangements is not subject to a lease, the criteria of paragraph 9 of EITF 00-21 have to be met in order to account for the hardware element as a separate unit of accounting. Whereas under a transaction subject to a lease the hardware leasing element has to be accounted for separately irrespective of whether the criteria of paragraph 9 of EITF 00-21 has been met.

The Company evaluated whether the combined hardware element, software element, hardware installation services and software training services qualify as a separate unit of accounting on a combined basis under paragraph 9 of EITF 00-21. The Company concluded that the combined hardware element, software element, hardware installation services and software training services qualify as a separate unit of accounting on a combined basis because all three criteria of paragraph 9 of EITF 00-21 are met. Specifically, similar computer hardware is provided separately by other suppliers, other suppliers sell hardware installation services and software training services separately as evidenced by the price quotes obtained from other suppliers. Also, the Company has been able to establish fair value of the recurring maintenance services as a combined element. The Company’s customers are also not granted any general return rights. While the software element is not sold separately, the Company believes that once the software training services have been delivered, the software can be used by customers for its intended purpose without the receipt of the undelivered items (i.e. optional recurring maintenance services). Therefore, the combined hardware element, software element, hardware installation services and software training services qualify as a separate combined unit of accounting under EITF 00-21.

The remainder of the EITF 00-21 analysis is consistent with the analysis described above for transactions which include a lease. The conclusions reached under the EITF 00-21 analysis include the following:

•	All revenues are allocated to the one-time sales combined unit of accounting (hardware, software, hardware installation services and software training services) and recurring maintenance services.

•	The fair value of the recurring maintenance services is recognized separately from the combined one-time sales unit of accounting. The allocation of revenue to the combined one-time sales unit of accounting is determined based on the residual method.

Revenues for the combined unit of accounting (hardware, software, hardware installation services and software training services) are recognized as software training services are performed.

Comparison of Prior Revenue Recognition Policy to the New Revenue Recognition Policy

The Company identified the following differences between its prior and new revenue recognition policy.

•	The Company now follows the general revenue recognition principles of SAB Topic 13.

•	In a transaction containing a lease arrangement:

▪	The Company allocates arrangement consideration on a relative fair value basis to determine the allocation of revenue between leasing and non-leasing elements. Under the Company’s prior revenue recognition policy it allocated revenue to the leased hardware in an amount equal to the cost of the related equipment.

▪	The Company records hardware revenue upon commencement of the lease (which is after completion of software training services). Under the Company’s prior revenue recognition policy the Company recorded its hardware revenue upon shipment of the hardware.

•	In a cash sale transaction, the Company combines the hardware element with the software, hardware installation services and software training services and recognizes the combined revenue as software training services are performed using the actual dispersion of training hours. Under the Company’s prior revenue recognition policy the Company accounted for the hardware element as a separate unit of accounting and recognized revenue equal to the cost of hardware upon shipment of the hardware.

•	For periods subsequent to September 2004, the Company allocates revenue from one-time elements to recurring maintenance services in instances when the recurring maintenance services stated sales price did not fall within management’s pre-defined reasonable range used to determine fair value of recurring maintenance services. Under the Company’s prior revenue recognition policy, the Company recorded all one-time revenue separate from recurring maintenance services revenues, and recorded all recurring maintenance services revenues at an amount equal to the invoice price of recurring maintenance services, even in situations where such price was below the range of prices used to determine fair value.

Effects of the Change in Revenue Recognition Policy

The Company believes the application of the general revenue recognition principles of SAB Topic 13 does not result in significantly different revenue recognition than the application of SOP 97-2. The Company is still required to separate the leased hardware from the rest of the transaction; the remaining one-time elements (including non-leased hardware) will still be recognized as a combined unit of accounting; a portion of one-time revenues will still be deferred when recurring maintenance services sales prices fall outside the range used to establish fair value; and recurring maintenance services will still be recognized at the sales price over the contract period as services are performed.

The change in accounting model from SOP 97-2 to SAB Topic 13 did not result in a material change in prior financial statements for several reasons. Most importantly, the transactions affected are real transactions with real customers. The change in revenue recognition policy affects primarily the timing of revenue recognition and not the validity of the underlying transactions. As a result, there is no impact on the Company’s operating cash flows as a result of the change in revenue recognition policy. The revenue affected by the change in revenue recognition policy is the one-time sales (i.e. hardware, software, hardware installation services and software training services) which represented approximately 11% to 16% of total Company revenues for 2001 through 2005. Under the new revenue recognition policy, the Company defers more revenues initially, and later recognizes that deferred revenue over a longer period of time. Under the new revenue recognition policy, most one-time revenue is recognized within six months of shipment of the hardware. Under the prior revenue recognition policy, one-time revenue was recognized within four months of the shipment of the hardware. At the time of revenue deferral, the Company also defers related costs and later amortizes those costs as expense over the same period in which revenue is recognized. As a result, the change in revenue recognition policy does not have a material impact on net income or earnings per share.

In September 2005, the Company recorded a cumulative correcting adjustment which increased both deferred revenue and deferred costs. Because of this adjustment, 2006 operating results will appear as if the Company had always followed the new revenue recognition policy. As more revenues are deferred in 2006, the Company will recognize deferred revenues from the cumulative adjustment. Therefore there will be no transition period in 2006 when the Company follows the new revenue recognition policy.

Impact on Previously Issued Financial Statements

After completing the analysis of the appropriate accounting literature and revising its revenue recognition policy, the Company evaluated the impact on previously issued financial statements. The Company also considered differences resulting from errors related to lease expiration payments received from customers and payments received from a software development partner in evaluating the impact on previously issued financial statements. After analyzing the impact of changes to the balance sheet, the Company determined that the changes were both quantitatively and qualitatively immaterial. The Company also considered any impact on the cash flow statement. The revenue recognition policy review dealt primarily with the timing of revenue recognition. While there was a change in the Company’s revenue recognition policy, the validity of the underlying transactions was affirmed. As a result, there was no impact on cash flows from operating activities or cash balances as a result of the revenue recognition policy review.

See Notes 2 and 16 to the Consolidated Financial Statements regarding the correction of prior period errors and the change in revenue recognition policy.

Fourth Quarter 2005 Adjustments

Reynolds Generations Series® Suite (“Suite”)

As a provider of software and related services, the Company must continually develop new software offerings and upgrade existing solutions to meet customer requirements and increase revenues. The Company invested in research and development during recent years to develop new software solutions. In August 2003, the Company launched Suite. On July 19, 2005, the Company’s board of directors decided to stop marketing, selling and installing the Suite dealer management system for automobile dealers. The board of directors concluded that Suite was not the broad-based solution for the majority of the U.S. automotive retail market as originally believed. Suite required substantial change in dealership processes to provide the desired utilization levels and benefits. Implementation and training costs were high for both customers and the Company. During the quarter ended September 30, 2005, as a result of the decision to stop selling Suite, the Company wrote-off capitalized software development costs of $66,558 ($42,191 or $.65 per diluted Class A common share after income taxes). During the quarter ended September 30, 2005, the Company also recorded additional pre-tax expenses of $24,225 ($15,062 or $.23 per diluted Class A common share after income taxes) related to discontinuing Suite. These additional expenses included estimated future support obligations in excess of estimated revenues, migration costs, sales concessions and associate severance and outplacement benefits.

Severance and other payroll costs included severance and outplacement benefits for 81 employees that left the Company during the quarter ended September 30, 2005. For a description of the facts and circumstances leading to the board’s decision, see the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2005. See Note 3 to the Consolidated Financial Statements regarding Suite.

Other Adjustments

During the quarter ended September 30, 2005, the Company also recorded pre-tax charges of $6,075 (approximately $.09 per diluted Class A common share) related to the impairment of international goodwill and $4,000 (approximately $.04 per diluted Class A common share) for the endowment of The Reynolds and Reynolds Company Foundation. The quarter was positively affected by a net pre-tax gain of $9,820 (approximately $.10 per diluted Class A common share) from the settlement of Choiceparts litigation and a smaller lawsuit. The fourth quarter also included $1,788 (approximately $.03 per diluted Class A common shares) of income tax benefits related to the settlement of 2000-2002 federal income tax audits and various state income tax issues.

Segment Reporting

Effective October 1, 2004, the Company changed its segment reporting for consistency with the current organizational structure and how management views the Company’s financial results. In fiscal year 2005, the Company is reporting financial information for three reporting segments: Software Solutions, Documents and Financial Services. Software Solutions will be comprised of the former Software Solutions segment and the former Services segment. Management reviews the financial results of Software Solutions, Documents and Financial Services to measure performance and allocate resources. This reporting will provide a better economic picture of the Company’s solutions by combining the operating results of products and related services that are sold together. For example, software licenses and related software training will be included in a single segment. In fiscal year 2004, these items were separated, with software licenses reported in the Software Solutions segment and the related software training reported in the Services segment. There were no changes in the reporting of the Documents and Financial Services segments. Prior year segment financial information was restated to report financial results on a consistent basis with the current year. See Note 13 to the Consolidated Financial Statements for more information on segment reporting.

Accounting Change

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” In March 2005, the SEC issued Staff Accounting Bulletin 107, “Share-Based Payment,” to assist companies in the adoption of SFAS No. 123 (revised). SFAS 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Effective October 1, 2003, the Company elected to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and began recognizing stock option expense in the Statements of Consolidated Income. The Company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994. Accordingly, prior year financial statements have been restated to reflect the adoption of SFAS No. 123. On April 14, 2005, the SEC deferred the effective date of SFAS 123 (revised) until fiscal years beginning after June 15, 2005, effective for the Company October 1, 2005. The Company has not experienced a material impact on results from continuing operations from the adoption of this pronouncement. The Company recorded $1,047 or $.02 per Class A common share of income as a cumulative effect of accounting change in the quarter ended December 31, 2005 to reflect estimated forfeitures of unvested equity compensation. See Note 15 to the Consolidated Financial Statements regarding this accounting change.

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

The Company incurred pre-tax expenses of $7,054 or $.06 per diluted Class A common share for the twelve months ended September 30, 2004, for severance, outplacement, relocation and other plant consolidation efforts and eliminated 230 positions. The Company did not incur any expenses related to this reorganization in 2005. See Note 4 to the Consolidated Financial Statements for additional disclosures about reorganization costs.

Business Combinations

In October 2003, the Company purchased the outstanding shares of Incadea GmbH, a provider of global automotive retailing software solutions. At the time of the acquisition, Incadea, based in Raubling, Germany, had annualized revenues of about $6,000.

In October 2003, the Company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. At the time of the acquisition, Third Coast Media, headquartered in Richardson, Texas, had annualized revenues of about $5,000.

In November 2002, the Company purchased all outstanding shares of Networkcar, Inc., the provider of a telematics device, which monitors a car’s diagnostic information, locates stolen cars through a satellite-based Global Positioning System and performs remote emissions testing. Networkcar had annual revenues of about $1,000 in 2002.

In August 2002, the Company purchased BoatVentures.com Corporation, a provider of Web based applications and education processes to boat, power sports and recreational vehicle retailers and manufacturers. BoatVentures.com Corporation had revenues of about $1,000 in 2001. In September 2004, the Company sold the net assets of BoatVentures.com for $2,100 and recorded a gain of $1,300.

See Note 5 to the Consolidated Financial Statements for more information on business combinations.

Consolidated Summary

				2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change		Change

Net sales and revenues	$969,080	$982,241	$1,008,245	$(13,161)	(1)%	$(26,004)	(3)%
Gross profit	$464,258	$543,754	$559,400	$(79,496)	(15)%	$(15,646)	(3)%
% of revenues	47.9%	55.4%	55.5%
SG&A expenses	$418,902	$399,776	$383,762	$19,126	5%	$16,014	4%
% of revenues	43.2%	40.7%	38.1%
Operating income	$45,356	$143,978	$175,638	$(98,622)	(68)%	$(31,660)	(18)
% of revenues	4.7%	14.7%	17.4%
Net income	$33,287	$92,643	$109,800	$(59,356)	(64)%	$(17,157)	(16)%
Earnings per Class A common share
Basic earnings per share	$0.53	$1.40	$1.61	$(0.87)	(62)%	$(0.21)	(13)%
Diluted earnings per share	$0.51	$1.37	$1.56	$(0.86)	(63)%	$(0.19)	(12)%

In 2005, consolidated net sales and revenues declined as compared to 2004, with revenue declines in each of the three reporting segments. Software Solutions revenues were negatively impacted by the correction of prior period errors and the discontinuance of Suite. See the “Correction of Prior Period Errors” and “Fourth Quarter 2005 Adjustments” captions of this analysis for additional information on these items. The effect of divested businesses (Boatventures.com, Web classifieds and Customer Marketing Services) reduced revenues from last year by approximately $8,000. The backlog of new orders for Software Solutions computer systems products and services and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $60,000 at September 30, 2005, compared to $44,000 as at September 30, 2004. The September 30, 2005, deferred revenues reflected an adjustment to increase deferred revenues by approximately $12,000 as a result of the correction of prior period errors. See the “Correction of Prior Period Errors” caption of this analysis for further discussion regarding this adjustment. In 2004, consolidated net sales and revenues declined 3% as growth in Software Solutions recurring software revenues was more than offset by a decline in Software Solutions one-time sales and revenue declines in Documents and Financial Services.

In 2004 and 2005, three of the largest automobile dealership groups selected a single supplier to provide DMS solutions for all their dealerships. One dealership group selected the Company to be its exclusive provider of both DMS and Web solutions. The other two dealership groups chose a competitive DMS solution for their dealerships. In each case, the Company continues to provide substantial document and other solutions to these groups. If the Company is not able to continue to replace the net reduction in DMS-related revenue resulting from these three decisions, with revenues from other solutions or net gains from subsequent decisions in favor of the Company by other large dealership groups, the Company’s future revenues may be adversely impacted, albeit over time as the transition to a single source typically takes two to three years. The Company expects that its selection by General Motors to supply integrated dealer management systems (“IDMS”) to all U.S. Saturn retailers will help mitigate the net losses in revenues from these dealership groups.

On December 15, 2005, the Company announced that the Company was selected by General Motors to supply an IDMS to all Saturn retailers in the U.S. As part of a 7-year agreement (with 2 one-year renewals possible), the Company will convert General Motors approximately 440 Saturn retailers the IDMS. The Company anticipates that implementation will begin in August 2007 and that the conversion process will be completed by May 2008. However, the Company expects to incur costs in fiscal year 2006 and 2007 to prepare for the implementation. General Motors has the right to terminate the agreement upon 180-days prior written notice to the Company. If General Motors terminates the agreement, it must pay certain defined charges, which may be substantial depending upon the timing of the termination. If the Company fails to perform certain specified service levels, the Company must pay certain defined penalties. The Company was also named an endorsed provider of the IDMS solution to GM-branded retailers in North America.

In 2005, gross profit declined by $79,496 or 15% compared to 2004, primarily as a result of the decision to discontinue Suite and write-off $66,558 of capitalized software. In addition, 2005 gross profit was also negatively affected by $4,586 of sales concessions related to Suite and another $6,705 of costs related to supporting Suite and migrating customers to ERA. Growth in professional services revenues and recurring revenues positively affected gross profit in 2005, as did improved Documents gross profit. In 2004, gross profit declined primarily because of the decline in revenues as gross margin was essentially flat at 55.4% in 2004, compared to 55.5% in 2003. Growth in Software Solutions recurring software revenues was offset by higher software amortization costs related to Reynolds Generations Series Suite. See the “Software Solutions” caption of this analysis for additional information regarding software amortization expenses. Other costs affecting gross profit in 2004 were Documents plant consolidation costs, fourth quarter software costs and the impact of a fourth quarter adjustment to record a non-income tax liability. The fourth quarter non-income tax adjustment was offset by lower income taxes.

In 2005, SG&A expenses increased $19,126 and were affected by a number of factors including: $12,934 of costs related to the discontinuance of Suite (primarily future product development obligations — See the “Fourth Quarter 2005 Adjustments” caption of this analysis for additional information regarding the discontinuance of Suite), approximately $7,000 of retirement and other employee separation costs in 2005 (primarily related to the former senior leadership team), a $6,075 impairment of international goodwill and $4,000 for the endowment of The Reynolds and Reynolds Company Foundation. See the “Fourth Quarter 2005 Adjustments” caption of this analysis for additional information regarding the discontinuance of Suite and other adjustments recorded in the fourth quarter of 2005. In 2004, SG&A expenses increased over 2003, both in dollars and as a percentage of revenues, primarily because of higher R&D expenses as no software development costs were capitalized. In 2004, SG&A expenses also included $5,422 of reorganization expenses (see Note 4 to the Consolidated Financial Statements), $4,825 of fourth quarter employee separation costs and $3,330 of consulting costs to reengineer the Company’s order-to-cash process.

R&D expenses were approximately $96,000 in 2005 (including approximately $10,000 accrued for future Suite obligations), $93,000 in 2004 and $72,000 in 2003. In 2005, approximately $42,000 of R&D expenses related to Suite, with the remainder related primarily to ERA, CRM Solutions and International. In 2006, the Company expects to incur research and development expenses of approximately $75,000 to $80,000, with increased investments in each of ERA, CRM Solutions and International. See the “Software Solutions” caption of this analysis for additional information regarding R&D expenses and software capitalization.

The Company is exploring alternatives to improve the cost structure of the Company. These alternatives include, but are not limited to, reducing R&D, reducing employee costs and increasing utilization of facilities. Such alternatives are in various stages of consideration and development. There can be no assurance that any such alternatives will be implemented or that any such implementation will reduce costs.

Operating margin was 4.7% in 2005, reflecting the impact of Suite and other adjustments discussed previously, compared to 14.7% in 2004, and 17.4% in 2003. The decline in 2004, as compared to 2003, resulted primarily from higher R&D expenses, many of the reorganization and other costs previously discussed and the October 2003 acquisition of Incadea GmbH which had revenues of $6,036 and operating losses of $5,996 in 2004.

Interest expense increased in each of the last three years as a result of higher interest rates and reduced capitalization of interest expense. The average interest rate on the Company’s $100,000 public debt was 5.0% in 2005, 3.6% in 2004 and 3.3% in 2003. These 7% fixed rate notes were effectively converted into variable rate debt in 2002, when the Company entered into an interest rate swap agreement. Capitalization of interest expense declined after 2003 because capitalization of software development costs stopped with the launch of Suite. Interest income increased in 2005, as a result of both higher interest rates and higher average balances of cash and equivalents. Other income included gains on sales of investments in 2004 and 2003. In 2004, other income included a $1,612 pretax gain on the sale of the Company’s shares of Carsales.com, an affiliate of Reynolds and Reynolds (Australia). Also included in 2004, was a $1,301 pretax gain on the sale of the net assets of Boatventures.com. In 2003, the Company sold its investment in Credit Online and recorded a pretax gain of $1,369.

The effective income tax rate was 45.7% in 2005, 37.4% in 2004 and 39.0% in 2003. The effective income tax rate was impacted by a number of items during the last three years.

In 2005, the Company received tax benefits related to the Ohio jobs credit for 2002 to 2004. The Company also benefited in 2005 from changes in Ohio tax law and the extension of a tax credit carry-forward period. Ohio will be transitioning from a franchise tax, based primarily on income, and a personal property tax to a commercial activity tax. The Company estimates that if the new tax law had been in place for 2005, net income would have increased by about $1,500 as a result of lower Ohio tax expenses. During the fourth quarter of 2005, the Company recorded $1,788 of tax benefits related to the settlement of federal income tax audits for 2000 to 2002 and various state items.

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

In 2003, the tax rate reflected $3,400 of higher state income tax expense ($2,210 net of federal income tax benefits) related to Ohio tax legislation enacted in late June 2003. This tax law resulted in increased taxable income apportioned to the state of Ohio and did not reduce taxable income apportioned to other states. Also in 2003, the tax rate included a $2,233 reduction of state income tax expense ($1,451 net of federal income tax benefits). This reduction of state income tax expense represented the recognition of deferred state income taxes as states clarified the deductibility of federal bonus depreciation.

The increase in the adjusted effective income tax rates from 2003 to 2005 resulted primarily from the effect of international tax rates related to the October 2003 purchase of Incadea GmbH. In 2005, the effective income tax rate also reflected reduced benefits from stock option exercises.

	Income	Income	Effective
	Before	Tax	Income
	Income	Provision	Tax
	Taxes	(Benefit)	Rate

2005
Adjusted amounts	$117,369	$49,054	41.8%
Suite capitalized software impairment	(66,558)	(24,367)
International goodwill impairment	(6,075)	0
Ohio Jobs Credit		(1,067)
Tax law changes		(1,400)
Federal income tax audit settlements		(1,788)

Reported amounts	$44,736	$20,432	45.7%

2004
Adjusted amounts	$146,542	$58,161	39.7%
Ohio income tax legislation		(1,859)
Record non-income tax liability	(1,524)	(596)
Record interest on non-income tax liability	(297)	(115)
Reverse reserve previously included in income tax liability		(1,110)
CEO compensation deduction adjustment		(407)

Reported amounts	$144,721	$54,074	37.4%

2003
Adjusted amounts	$177,722	$68,616	38.6%
Ohio income tax legislation		2,210
State deferred income tax adjustment for federal bonus depreciation		(1,451)

Reported amounts	$177,722	$69,375	39.0%

In 2005, equity in net income of affiliated companies increased significantly because of the favorable settlement of Choiceparts litigation which provided income of $11,177 before income taxes in 2005.

Software Solutions

				2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change		Change

Net sales and revenues
Recurring revenues	$614,140	$603,933	$580,194	$10,207	2%	$23,739	4%
One-time sales	$166,717	$180,240	$217,280	$(13,523)	(8)%	$(37,040)	(17)%
Total net sales and revenues	$780,857	$784,173	$797,474	$(3,316)	0%	$(13,301)	(2)%
Gross profit
Recurring revenues	$321,127	$385,557	$376,386	$(64,430)	(17)%	$9,171	2%
One-time sales	$31,234	$44,709	$61,092	$(13,475)	(30)%	$(16,383)	(27)%
Total gross profit	$352,361	$430,266	$437,478	$(77,905)	(18)%	$(7,212)	(2)%
Gross margin
Recurring revenues	52.3%	63.8%	64.9%
One-time sales	18.7%	24.8%	28.1%
Total gross margin	45.1%	54.9%	54.9%
SG&A expenses	$349,997	$330,285	$312,346	$19,712	6%	$17,939	6%
% of revenues	44.8%	42.2%	39.2%
Operating income	$2,364	$99,981	$125,132	$(97,617)	(98)%	$(25,151)	(20)%
% of revenues	0.3%	12.7%	15.7%

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

				2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change		Change

Total R&D expenditures	$96,000	$93,000	$88,270	$3,000	3%	$4,730	5%
Less capitalized software development costs	0	0	(16,270)	0		16,270	(100)%

Total R&D expenses (SG&A expenses)	96,000	93,000	72,000	3,000	3%	21,000	29%
Software amortization expenses (cost of sales)	78,582	18,823	3,455	59,759	317%	15,368	445%

Total expenses	$174,582	$111,823	$75,455	$62,759	56%	$36,368	48%

Total R&D expenditures increased 3% in 2005 because of the recognition of future Suite support costs of approximately $10,000. These costs represent estimates of required system maintenance until existing customers migrate to the ERA dealer management system. In 2004, total R&D expenses increased 5% because of the acquisition of Incadea GmbH. However, as illustrated in the table, the overall impact of software development was much greater. In August 2003, the Company’s next generation dealer management system (Suite) was available for general release to customers. At this time the Company stopped capitalizing software development costs related to Suite and began amortizing these costs over seven years. In 2005, as a result of the decision to stop selling Suite, the Company wrote-off capitalized software development costs of $66,558. Software amortization expenses related to

Suite, including the 2005 write-off, were $76,379 in 2005, $13,094 in 2004 and $2,182 in 2003 and were recorded in cost of sales.

In 2005, net sales and revenues declined slightly from 2004 with recurring revenues increasing 2% and one-time sales declining 8% versus 2004. One time sales were negatively impacted by the correction of prior period errors which reduced revenues by $11,953 in 2005. See the “Correction of Prior Period Errors” caption of this analysis for further discussion of the correction of prior period errors and the Company’s change in revenue recognition policy. During the quarter ended September 30, 2005, the Company also recorded an adjustment which reduced revenues by $4,586 for sales concessions related to the discontinuance of Suite. See the “Fourth Quarter 2005 Adjustments” caption of this analysis for additional information regarding the discontinuance of Suite. The effect of divested businesses (Boatventures.com, Web classifieds and Customer Marketing Services) reduced revenues by approximately $8,000 in 2005, compared to 2004. See also the “Overview” caption of this analysis for additional information which could impact future revenues.

Recurring revenues consist primarily of monthly revenues from software licenses, software enhancements, telephone support, hardware maintenance, credit services and network services. Adjusted recurring revenues increased in 2005, as a result of revenue growth from greater volume in credit services, customer relationship management solutions and data services, partially offset by lower revenues from network services as the Company ceased being a reseller of network circuits and lower revenues as a result of divested businesses. In 2005, ERA® dealer management system recurring revenues also declined from last year, primarily as a result of a decline in hardware maintenance revenues driven by reduced volume, partially offset by continued growth in revenues from hosted applications on-demand. Effective March 1, 2005, the Company also enacted its annual price increase on recurring revenues to offset inflation.

One-time sales include revenues from hardware, software license fees, implementation services (installation and training) and professional services. One-time sales declined 8% in 2005, primarily because of the correction of prior period errors and the impact of Suite concessions as previously discussed. Also contributing to the decline in one-time sales in 2005 was a decline in ERA revenues compared to 2004. While the actual number of ERA systems shipped, increased over 2004, ERA one-time sales declined from 2004, as the effect of increased volume was offset by lower average sales prices. Average sales prices declined, primarily as a result of a shift in sales mix as a result of greater sales of ERA ES, the Company’s lower priced solution for smaller automobile dealers. Consulting services revenues increased in 2005, as a result of delivering more consulting days than in 2004.

In 2004, net sales and revenues declined 2% from 2003. Recurring software revenues increased 4% while one-time sales declined 17%.

Recurring revenues grew in 2004 compared to 2003, primarily because of growth in Reynolds Web Solutions revenues (which was converting to a recurring revenue model), higher ERA® software support revenues primarily because of additional applications supported, growth of Contact Management revenues because of greater volume and the October 2003 acquisition of Third Coast Media. The Company also implemented an annual price increase effective March 1, 2004 to offset inflation. Growth in recurring revenues from these items was partially offset by lower Campaign Management Services revenues which resulted from the loss of a customer in April 2003.

One-time sales declined in 2004 compared to 2003 primarily as a result of fewer sales of ERA dealer management systems and related peripherals. One-time software sales also declined as a result of the transition of Reynolds Web Solutions to a recurring revenue model (the first half of 2003 was still predominately a one-time sales recognition model). Partially offsetting this revenue decline was growth of consulting services revenues. One-time sales included $5,257 of revenues from Incadea GmbH, acquired in October 2003.

Gross profit declined in 2005, primarily as a result of the decision to discontinue Suite and write-off $66,558 of capitalized software development costs. See the “Fourth Quarter 2005 Adjustments” caption of this analysis for additional information regarding the discontinuance of Suite. Growth in recurring revenues and professional services positively affected gross profit in 2005. Costs to consolidate a service center and the write-off $2,345 of software assets that will not be recovered by estimated future cash flows negatively affected gross profit in 2005. The service center consolidation costs included both termination costs and costs to ramp up the new location to provide continued customer support. Gross profit declined in 2004, as growth from higher margin recurring software revenues, was more than offset by the decline in lower margin one-time sales as a result of higher implementation costs and amortization costs associated with Suite. In the fourth quarter of 2004, cost of sales also reflected $1,855 of additional software costs to write-off other capitalized software which will not be recovered by estimated future cash flows. Cost of sales also included $805 of software license costs as sales were discontinued. Cost of sales included a $1,524 expense to record a non-income tax liability. This expense was offset by lower income taxes.

SG&A expenses increased $19,712 in 2005 compared to 2004, and were affected by a number of factors including: $12,934 of costs related to the discontinuance of Suite (primarily future product development obligations — See the “Fourth Quarter 2005 Adjustments” caption of this analysis for additional information regarding the discontinuance of Suite.), a $6,075 impairment of international goodwill and approximately $3,300 for the endowment of The Reynolds and Reynolds Company Foundation. (The total contribution to the Foundation of $4,000 was allocated primarily among Software Solutions and Documents.) The goodwill impairment resulted from a decline in estimated future discounted cash flows from those originally forecasted at the time of the acquisition in October 2003. See Note 6 to the Consolidated Financial Statements regarding goodwill. Software Solutions also incurred approximately $5,600 of retirement and other employee separation costs in 2005, primarily related to the former senior leadership team. In 2004, SG&A expenses increased over 2003 primarily because of higher research and development expenses as the Company did not capitalize any software development costs during 2004. SG&A expenses also included $3,827 of reorganization costs and approximately $3,900 of fourth quarter employee separation costs in 2004. See Note 4 to the Consolidated Financial Statements for a discussion of these reorganization costs.

Operating income declined $97,617 in 2005 compared to 2004 primarily as a result of the impact of discontinuing Suite and the goodwill impairment, as previously discussed. Operating income and operating margin declined in 2004, primarily because of higher R&D expenses and the effect of consolidation costs.

Documents

				2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change		Change

Net sales and revenues	$161,695	$166,254	$174,239	$(4,559)	(3)%	$(7,985)	(5)%
Gross profit	$92,404	$88,938	$94,233	$3,466	4%	$(5,295)	(6)%
% of revenues	57.1%	53.5%	54.1%
SG&A expenses	$61,963	$62,940	$64,266	$(977)	(2)%	$(1,326)	(2)%
% of revenues	38.3%	37.9%	36.9%
Operating income	$30,441	$25,998	$29,967	$4,443	17%	$(3,969)	(13)%
% of revenues	18.8%	15.6%	17.2%

Documents sales declined in both 2005 and 2004 because of a decrease in the volume of business forms sold which more than offset the effect of annual price increases to offset inflation. Sales also declined approximately $1,900 in 2005 and $2,200 in 2004 because of the Company’s decision to stop selling low-margin stock continuous and copy paper products in the second half of 2004. Excluding the impact of stock continuous and copy paper, sales declined 2% in 2005 and 3% in 2004. The Company expects the sales of certain documents to continue to decline as advances in technology continue.

Gross profit increased in 2005, because of productivity gains from the 2004 consolidation of the Grand Prairie, Texas manufacturing facility into the Celina, Ohio facility and sales growth of higher margin package goods. In fiscal year 2004, gross profit also reflected plant consolidation costs of $1,596, partially offset by a $605 gain on the sale of the closed facility. These plant items resulted from the consolidation of the Grand Prairie, Texas printing plant into the Celina, Ohio manufacturing facility and the subsequent sale of the Grand Prairie plant. See Note 4 to the Consolidated Financial Statements for a discussion of these reorganization costs. No such costs or gains were recognized in 2005. Gross profit declined in 2004 primarily because of the decline in sales, in addition to the plant consolidation costs.

SG&A expenses declined in 2005 compared to 2004, in part, because additional costs of $1,625 were recognized in 2004 for the close of the Grand Prairie manufacturing facility and to reorganize the documents sales force. In 2005, SG&A expenses included approximately $700 for the endowment of The Reynolds and Reynolds Company Foundation and $1,357 for the settlement of a lawsuit. (The total contribution to the Foundation of $4,000 was allocated primarily among Software Solutions and Documents.) In 2004, SG&A expenses declined, even with these consolidation and sales reorganization costs included, primarily because of lower sales.

Operating income increased in 2005 compared to 2004, as a result of improved gross margins and the elimination of the plant consolidation costs. Operating income declined in 2004, compared to 2003, primarily because of the lower sales. In 2004, operating margin declined primarily because of $3,221 of plant consolidation and sales force reorganization costs. These costs were partially offset by a $605 gain on the sale of the Grand Prairie plant.

Financial Services

				2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change		Change

Net sales and revenues	$26,528	$31,814	$36,532	$(5,286)	(17)%	$(4,718)	(13)%
Gross profit	$19,493	$24,550	$27,689	$(5,057)	(21)%	$(3,139)	(11)%
% of revenues	73.5%	77.2%	75.8%
SG&A expenses	$6,942	$6,551	$7,150	$391	6%	$(599)	(8)%
% of revenues	26.2%	20.6%	19.6%
Operating income	$12,551	$17,999	$20,539	$(5,448)	(30)%	$(2,540)	(12)%
% of revenues	47.3%	56.6%	56.2%

Financial Services revenues declined by 17% in 2005 compared to 2004 because of both lower average finance receivable balances and lower average interest rates. In 2005, Financial Services results included a cumulative adjustment for the correction of prior period errors relates to lease expiration payments received from customers. The effect of this cumulative adjustment, recorded in the quarter ended September 30, 2005, was to increase revenues by $192 and increase operating income by $759. In 2004, revenues declined primarily because of lower average interest rates. Average finance receivable balances declined as a result of the level of one-time sales in Software Solutions.

Gross profit also declined in each of the past two years because of the declines in revenues. Interest rate spreads were 3.7% in 2005, 4.4% in 2004 and 5.1% in 2003. In fiscal year 2004, the tax treatment for the majority of new financing agreements changed from true leases to installment sales contracts. The impact of this change was to lower deferred income tax benefits. Assuming no change in the finance receivables balances, additional debt will be required in the future to finance the portfolio because of the reduced tax benefits.

SG&A expenses increased in 2005 because of higher bad debt expenses. In 2004, SG&A expenses declined reflecting lower bad debt expenses. Bad debt expenses were $3,651 in 2005, $3,064 in 2004 and $3,765 in 2003. Operating income declined each year primarily because of the declines in revenues.

Supplemental Non-GAAP Consolidated Amounts

Following is supplemental Non-GAAP financial performance measures for the Company and the Software Solutions segment which are used by management to evaluate the 2005 financial performance of core operations. Non-GAAP financial performance measures are numerical measures of a company’s financial performance that exclude or include amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the U.S. in the statement of consolidated income, consolidated balance sheet or statement of consolidated cash flows of the Company.

The non-GAAP financial measures used within this analysis are revenues, operating income, net income and earnings per Class A common share excluding the effects of the correction of prior period errors and the discontinuance of Suite. See the “Correction of Prior Period Errors” and “Fourth Quarter 2005 Adjustments” captions of this analysis for information regarding these adjustments. The correction of prior period errors related to revenue recognition and discontinuance of a solution the magnitude of Suite were events which have not occurred during the prior two years. The Company does not believe that it is reasonably likely that such events will recur within the next two years. A reconciliation of the reported GAAP numbers to these adjusted Non-GAAP financial measures has also been included in this analysis.

Management believes that it is useful for investors to understand how its core operations performed without the effects of the correction of prior period errors and the discontinuance of Suite as inclusion of these effects make results less comparable between reporting periods. Excluding the effects of these items allow investors to meaningfully analyze the performance of the Company’s core operations in 2005, as compared to 2004, which did not include a correction of prior period errors or the discontinuance of a solution that resulted in an approximately $90,000 negative pre-tax income effect. The Company’s internal performance measures used by management to make certain operating decisions exclude the effect of the correction of prior period errors and the discontinuance of Suite.

Consolidated

			2005 vs. 2004
	2005	2004	Change

Adjusted Amounts (Non-GAAP)
Net sales and revenues	$985,427	$982,241	$3,186	0%
Operating income	$137,186	$143,978	$(6,792)	(5)%
% of revenues	13.9%	14.7%
Net income	$91,216	$92,643	$(1,427)	(2)%
Earnings per Class A common share
Basic earnings per share	$1.44	$1.40	$0.04	3%
Diluted earnings per share	$1.40	$1.37	$0.03	2%

Following is the reconciliation of income statement amounts prepared under GAAP to adjusted Non-GAAP amounts. See the “Correction of Prior Period Errors” and “Fourth Quarter 2005 Adjustments” captions of this analysis for information regarding the amounts included in this reconciliation.

	2005	Correction	Suite	2005
	As	of Prior	Software	Adjusted
	Reported	Period	& Related	(Non
	(GAAP)	Errors	Costs	GAAP)

Net sales and revenues	$969,080	$(11,761)	$(4,586)	$985,427
Operating income (loss)	$45,356	$(1,047)	$(90,783)	$137,186
% of revenues	4.7%			13.9%
Net income	$33,287	$(676)	$(57,253)	$91,216
Earnings per Class A common share
Basic earnings per share	$0.53	$(0.01)	$(0.90)	$1.44
Diluted earnings per share	$0.51	$(0.01)	$(0.88)	$1.41

Software Solutions

			2005 vs. 2004
	2005	2004	Change

Adjusted Amounts (Non-GAAP)
Net sales and revenues
Recurring revenues	$614,280	$603,933	$10,347	2%
One-time sales	$183,116	$180,240	$2,876	2%
Total net sales and revenues	$797,396	$784,173	$13,223	2%
Operating income	$94,953	$99,981	$(5,028)	(5)%
% of revenues	11.9%	12.7%

Following is the reconciliation of income statement amounts prepared under GAAP to adjusted Non-GAAP amounts. See the “Correction of Prior Period Errors” and “Fourth Quarter 2005 Adjustments” captions of this analysis for information regarding the amounts included in this reconciliation.

	2005	Correction	Suite	2005
	As	of Prior	Software	Adjusted
	Reported	Period	& Related	(Non
	(GAAP)	Errors	Costs	GAAP)

Net sales and revenues
Recurring revenues	$614,140		$(140)	$614,280
One-time sales	$166,717	$(11,953)	$(4,446)	$183,116
Total net sales and revenues	$780,857	$(11,953)	$(4,586)	$797,396
Operating income (loss)	$2,364	$(1,806)	$(90,783)	$94,953
% of revenues	0.3%			11.9%

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

During 2005, the Company restated its Statements of Consolidated Cash Flows as described in Note 2 to the Consolidated Financial Statements. This restatement corrected cash flows to reflect investments in auction rate securities as marketable securities instead of cash and equivalents. Purchases and sales of marketable securities were considered investing activities for purposes of reporting cash flows.

The Company also adjusted its Statements of Consolidated Cash Flows to reflect cash flows for finance receivables related to sales of the Company’s products and services as operating activities in the Statements of Consolidated Cash Flows. The Company historically reported cash flows from finance receivables as investing activities in the statement of cash flows. Additionally, cash flows from intercompany receivables, which were included in trade receivables, were historically included in operating activities, even though no cash was received by the Company on a consolidated basis when the sale was made to the customer. The Company revised its Statements of Consolidated Cash Flows to reflect the fact that no cash is received upon the initial sale and to properly classify cash receipts from the sales of products and services as operating activities. Cash flows for finance receivables representing financing of customers’ purchases from other suppliers will continue to be considered investing activities in the Statements of Consolidated Cash Flows. This reclassification did not change total cash flow.

The Company’s balance of cash and equivalents was $133,403 at September 30, 2005. Cash flows from operating activities were $161,904 during 2005 and resulted primarily from net income, adjusted for non cash charges such as depreciation and amortization (which included the write-off of capitalized software), and net collections of finance receivables related to the sales of the Company’s products and services. Accrued liabilities increased during 2005 primarily because of Suite-related support and migration costs which had not been paid as of September 30, 2005. Cash flows provided by investing activities reflected the net sale of marketable securities of $37,020, partially offset by net capital expenditures of $20,819 and growth in finance receivables related to financing non-company equipment of $11,341. Fiscal year 2006 capital expenditures (net of proceeds from asset sales) in the ordinary course of business are anticipated to be approximately $15,000 to $20,000. Cash flows used for investing activities also included additional payments related to the fiscal year 2004 purchase of Third Coast Media. These payments had been contingent upon meeting certain operating criteria established at the purchase date. See the Shareholders’ Equity caption of this analysis regarding the payment of dividends and share repurchases.

Capitalization

The Company’s ratio of net debt (total debt minus cash and equivalents) to capitalization (net debt plus shareholders’ equity) was 17.2% at March 31, 2006, 29.3% at September 30, 2005 and 31.4% at September 30, 2004. The reduction in the ratio of net debt to capitalization resulted from an increase in cash and equivalents from $133,403 at September 30, 2005 to $197,625 at March 31, 2006. The increase in cash and equivalents resulted from continued cash flow from operations while the Company has not repurchased Class A common shares. This calculation includes Financial Services debt for which the proceeds were invested in finance receivables. On April 8, 2004, the Company obtained a $200,000 revolving credit agreement (the “$200,000 Credit Agreement”) with a five-year term. Remaining credit available under the Credit Agreement was $150,000 at September 30, 2005. In addition to the Credit Agreement, the Company also has a variety of other short-term credit lines available. Management estimates that its cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to fund normal operations over the next year. Cash balances are placed in short-term investments until needed.

The Company has consistently produced operating cash flows sufficient to fund normal operations. These operating cash flows result from stable operating margins and a high percentage of recurring revenues which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. Because of the delay in filing the Company’s periodic reports under the Securities Exchange Act, the Company cannot issue notes under a shelf registration statement on file with the SEC until twelve months after the timely filing of the Company’s periodic reports. Management believes that its strong balance sheet and cash flows should help provide access to capital sufficient to meet the Company’s cash requirements beyond the next year.

The Company has $100,000 principal amount outstanding of its 7% Notes Due December 15, 2006 (the “Notes”) under an Indenture, dated as of December 15, 1996 between the Company and Wells Fargo Bank, N.A., as successor trustee (the “Trustee”). On February 24, 2006, the Trustee sent the Company a notice of default relating to the Company’s failure to timely file its annual report on Form 10-K for the fiscal year ended September 30, 2005 and its quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2005 (the “Delayed Reports”) with the SEC and the Trustee. The default would create an Event of Default (as defined under the Indenture) and result in the acceleration of the principal and interest of the Notes unless the delay in filing the Delayed Reports is cured by May 25, 2006 (i.e., within 90 day of the date of the notice of default). However, the Company intends to deposit funds in trust sufficient to pay and discharge all remaining payments of principal and interest under the Notes, prior to May 25, 2006. As of the date of the filing of this Annual Report on Form 10-K, the Company has not yet deposited such funds.

The Company’s failure to file its Delayed Reports and the default under the Indenture was also a default under the Company’s Loan Funding Agreement and its $200,000 Credit Agreement, dated as of April 8, 2004, among the Company, Reyna, Credit Lyonnais New York Branch, as syndication agent, and J.P. Morgan Securities Inc., as administrative agent. Pursuant to an amendment to the Credit Agreement, on March 16, 2006 the Company extended the date on which it is required to deliver the Delayed Reports and any other periodic reports required to be filed from March 31, 2006 to the earlier of (i) September 30, 2006 or (ii) the date such financial statements are filed with the SEC. Under the amendment, until the date that the Company is current with the filing of its periodic reports with the SEC, the Company will not be permitted to enter into certain acquisitions and investments in partnerships and alliances unless after giving effect thereto Liquidity (as defined below) shall be equal to or in excess of $100,000; provided, further that the aggregate of all such transaction shall not exceed $200,000. Liquidity means the sum of all cash and permitted investments, plus the amount of available undrawn commitments under the Credit Agreement and the Loan Funding Agreement less the principal amount of the Notes outstanding under the Indenture or the amount pledged as security for the Notes.

On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the Company, renewed a loan funding agreement (the “Loan Funding Agreement”), whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the Company, as security for the loan. Interest is payable on a variable rate basis. On April 25, 2006, the Loan Funding Agreement was extended through December 31, 2006 and the requirement to file financial statements was waived through September 30, 2006. The outstanding borrowings under this arrangement were included with Financial Services long-term debt on the Consolidated Balance Sheets. As of September 30, 2005, the balance outstanding on this facility was $127,000.

In February and March 2006, Moody’s Investor Services downgraded our senior unsecured ratings to Ba1 from Baa2 and placed the ratings on review for further possible downgrade. Our access to the public debt markets could be limited to the non-investment grade segment which would result in higher borrowing costs until our credit rating has been restored to investment grade by Moody’s.

Research performed by the Company’s lead bank indicates that despite the delay in filing its periodic reports, the company would have access to capital to fund operations for the foreseeable future.

See Note 9 to the Consolidated Financial Statements for additional disclosures regarding the Company’s debt instruments.

Shareholders’ Equity

The Company lists its Class A common shares on the NYSE. There is no principal market for the Class B common shares. The Company also has an authorized class of 60,000 preferred shares with no par value. As of September 30, 2005, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights described in Note 10 to the Consolidated Financial Statements.

The Company paid cash dividends of $28,026 in 2005, $28,961 in 2004 and $30,024 in 2003. Dividends per Class A common share were $.44 per share in each of 2005, 2004 and 2003. Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The Company has paid dividends every year since the Company’s initial public offering in 1961.

The Company repurchased $150,910 of Class A common shares on the open market in 2005, $156,419 in 2004 and $127,871 in 2003. Average prices paid per share were $27.09 in 2005, $27.35 in 2004 and $26.99 in 2003. As of September 30, 2005, the Company could repurchase an additional 1,874 Class A common shares under existing board of directors’ authorizations. Through April 30, 2006, the Company has not repurchased any Class A common shares in 2006, because of the delay in filing financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements and applying accounting policies requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting policies for the Company include revenue recognition, accounting for software licensed to customers, accounting for long-lived assets, accounting for income taxes and accounting for retirement benefits.

Revenue Recognition

The Company’s revenue recognition policy is complex, primarily because the Company sells its solutions under multiple element arrangements. Various elements of these arrangements are accounted for under different accounting literature which requires an allocation of the sales price among the elements utilizing a relative fair value allocation method. The application of the relative fair value allocation method requires the use of professional judgment in obtaining third party or other evidence of fair value for the various elements of its transactions. The timing of revenue recognition requires the use of estimates. For example, the Company must estimate the amount of software training services that will be required at the time an order is contracted. This estimate is used to recognize revenue over the appropriate period, as software training services are performed. The length of the software training services period, as well as the dispersion of training hours within the period, may vary each quarter, depending upon the size and complexity of the transactions. The Company monitors actual experience and updates these estimates each quarter. As of September 30, 2005, software training services typically are completed between one and five months after shipment of hardware.

The Company is in the design phase of implementing additional enterprise resource planning software modules related to processing orders and recognizing revenue. At the same time, the company is reviewing its go-to-market strategy and contract terms in an effort to simplify the process for both customers and the Company. Once the new system and processes are implemented, the Company anticipates that increased standardization and integration will reduce the amount of time and resources needed to process orders and complete the accounting process. The Company anticipates that it will take approximately twelve to eighteen months to complete the process changes and system implementation.

Automotive Solutions

Revenues from the Company’s multiple element arrangements are primarily accounted for in accordance with the general revenue recognition provisions of Staff Accounting Bulletin Topic 13. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and, (iv) collectibility is reasonably assured. The Company’s multiple element arrangements include computer hardware, software licenses, hardware installation services, software training services and recurring maintenance services (which consist of hardware maintenance and software support). The Company applies the guidance of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine its units of accounting and to allocate revenue among those units of accounting.

In a transaction containing a sales-type lease, hardware revenues are recognized at the present value of the payments allocated to the hardware lease element upon the commencement of the lease (when software training services have been performed). Revenues for software, hardware installation services and software training services are recognized, as a combined unit of accounting, as software training services are performed. Software training is typically completed between one and five months after shipment of the hardware.

In a transaction that does not contain a lease, revenues for hardware, software, hardware installation services and software training services are recognized, as a combined unit of accounting, as software training services are performed. Software training is typically completed between one and five months after shipment of the hardware.

Recurring maintenance services are recognized ratably over the contract period as services are performed.

Software revenues which do not meet the criteria set forth in EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” are considered service revenues and are recorded ratably over the contract period as services are provided.

Consulting revenues are recorded over the period that services are performed. The Company also provides certain transaction-based services for which it records revenues once services have been performed. Sales of documents products are recorded upon shipment, as title passes to customers.

Financial Services

Financial Services revenues consist primarily of interest earned on financing the Company’s computer systems sales. Revenues are recognized over the lives of financing contracts, generally five years, using the effective interest method.

Software Licensed to Customers

The Company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Technological feasibility is established either by creating a detail program design or a tested working model. Judgment is required in determining when technological feasibility of a product is established. The Company follows a standard process for developing software products. This process has five phases: selection, definition, development, delivery and general customer acceptability (“GCA”). When using proven technology, management believes that technological feasibility is established upon the completion of the definition phase (detail program design). When using newer technology, management believes that technological feasibility is established upon completion of the delivery phase (tested working model). Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers (GCA). Software development costs consist primarily of payroll and benefits for both employees and outside contractors. Upon general release of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, ranging from three to seven years.

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

Postretirement Benefits

The Company sponsors defined benefit pension plans for most employees. The Company also sponsors a defined benefit medical plan and a defined benefit life insurance plan for certain employees. The Company’s postretirement plans are described in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. The Company accounts for its postretirement benefit plans according to SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These statements require the use of actuarial models that allocate the cost of an employee’s benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the Company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The Company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The Company adjusted assumptions used to measure the amount of postretirement benefit expense, reducing the discount rate from 6.25% in fiscal year 2005 to 5.35% in fiscal year 2006. The expected long-term rate of return on plan assets was estimated at 8.25% for 2005 and 7.75% in 2006. The Company is not required to make minimum contributions to its postretirement plans in 2006, although the Company may elect to make contributions. See Note 12 to the Consolidated Financial Statements for more detail disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations. The Company’s net periodic pension expense was

$27,259 in 2005, $26,161 in 2004 and $21,405 in 2003. The Company’s net periodic postretirement medical and life insurance expense was $3,485 in 2005, $4,750 in 2004 and $5,118 in 2003. As of the June 30, 2005 measurement date, a one percentage point increase in the assumed healthcare cost trend rate would increase net periodic postretirement medical and life insurance expense by $2,366 and a one percentage point decrease in the assumed healthcare cost trend rate would decrease net periodic postretirement medical and life insurance expense by $2,262.

PRINCIPAL CONTRACTUAL OBLIGATIONS

	Payment Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt
Automotive Solutions	$100,000		$100,000
Financial Services	192,144	$39,261	71,133	$81,750
Interest payments
Automotive Solutions	8,148	6,706	1,442
Financial Services	18,724	6,775	9,965	1,984
Operating leases	28,785	6,245	8,734	5,094	$8,712
Computer services agreement	76,820	19,205	38,410	19,205	0

Total contractual obligations	$424,621	$78,192	$229,684	$108,033	$8,712

Interest payments were estimated using interest rates in effect as of March 31, 2006. The net effect of interest rate swaps outstanding as of September 30, 2005, was considered in determining estimated interest payments.

MARKET RISKS

Interest Rates

The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the Company borrows under fixed rate agreements with terms of ten years or less. During fiscal year 2002, the Company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the Company effectively converted 7% fixed rate debt into variable rate debt, which averaged 5.0% in 2005. These interest rate swap agreements were designated as fair value hedges. The Company does not use financial instruments for trading purposes.

The Financial Services segment of the business, including Reyna Funding L.L.C., a consolidated affiliate of the Company, obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The Company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the Company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The Company does not use financial instruments for trading purposes. During 2005, Reyna Funding, L.L.C. entered into $76,147 of interest rate swaps to replace maturing interest rate swaps.

As of September 30, 2005, a one percentage point increase in interest rates would increase consolidated interest expense by $1,500 while a one percentage point decline in interest rates would reduce consolidated interest expense by $1,500. See Note 9 to the Consolidated Financial Statements for additional disclosures regarding the Company’s debt instruments and interest rate management agreements.

Foreign Currency Exchange Rates

The Company has foreign-based operations, primarily in Canada, which accounted for 9% of net sales and revenues in 2005. In the conduct of its foreign operations, the Company has intercompany sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the Company to changes in foreign currency exchange rates. At September 30, 2005, the

Company had no foreign currency exchange contracts outstanding. Based on the Company’s overall foreign currency exchange rate exposure at September 30, 2005, management believes that a 10% change in currency rates would not have a material effect on the Company’s financial statements.

CONTINGENCIES

See Note 14 to the Consolidated Financial Statements for a discussion of the Company’s contingencies.

ACCOUNTING STANDARDS

See Note 15 to the Consolidated Financial Statements for a discussion of the effect of accounting standards that the Company has not yet adopted.

OTHER MATTERS

In 2006, the Company will incur costs of approximately $5 million through the second quarter for professional services related to the SEC review and revenue recognition policy review.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

See “Market Risks” section in Management Discussion and Analysis (Part II, Item 7 of this report).

ITEM 8.	Financial Statements and Supplementary Data

The financial information required by Item 8 is contained in Item 15 of Part IV of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In addition, management has performed the same evaluation as of the date of filing this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of the chief executive officer and the chief financial officer. Based upon the evaluation conducted by management which identified a material weakness in internal control over financial reporting, our chief executive officer and chief financial officer have concluded that, as of September 30, 2005 and as of the date of filing this report our disclosure controls and procedures were not effective at a reasonable assurance level. As described below, a material weakness was identified in our internal control over financial reporting, which management considers an integral component of its disclosure controls and procedures. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

When evaluating its disclosure controls and procedures management considered the fact that management’s review of its revenue recognition policy resulted in the inability to timely file our Form 10-K for the year ended September 30, 2005 and our Form 10-Q’s for the quarters ended December 31, 2005 and March 30, 2006. Additionally, management considered the circumstances that resulted in the restatement related to the balance sheet classification of auction rate securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”; and the application of GAAP in reporting earnings per Class B common shares in accordance with SFAS No. 128, “Earnings Per Share.” Management evaluated the impact of our inability to timely file our periodic reports with the SEC on our disclosure controls and procedures and has concluded that the material weakness contributed to the inability to timely make these filings.

To address the material weakness described below, management performed additional analysis and other post-closing procedures designed to ensure that the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

In December 2005 and January 2006, the Company adopted additional guidelines and procedures regarding communications with the public, investors and analysts. Management believed that these additional guidelines and procedures had been communicated to, and understood by, those employees authorized to communicate with the public, investors and analysts. It has come to management’s attention that these additional guidelines and procedures were not consistently followed between December 2005 and the filing of this Form 10-K. Management and the Audit Committee are reviewing the matter and intend to take remedial action designed to ensure that these guidelines and procedures are complied with in future periods.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal controls over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005. In making the assessment of internal control over financial reporting, management applied the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), “Internal Control — Integrated Framework.”

As a result of its assessment, management identified a material weakness in the Company’s internal control over financial reporting. The application of generally accepted accounting principles to the Company’s multiple element revenue arrangements (computer hardware, software, hardware installation services, software training services and recurring maintenance services) is complex and management did not have sufficient resources with the requisite expertise to ensure that consideration was allocated appropriately to the various elements within the Company’s multiple element arrangements. Due to the significance of revenue recognition to the presentation of the financial statements and disclosures and the lack of mitigating controls there is more than a remote likelihood that a misstatement of the annual or interim financial statements would not be prevented or detected. As a result of the material weakness, management has concluded that our internal control over financial reporting was not effective at a reasonable assurance level as of September 30, 2005.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of our internal control over financial reporting, expressing an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of our internal control over financial reporting as of September 30, 2005.

May 15, 2006

Remediation Activities

To remediate the material weakness in internal control over financial reporting, management has taken or is taking the following actions:

•	Partnering with a nationally recognized benchmarking and consulting group to assist management in evaluating the accounting function to determine whether there is adequate staffing, appropriate skill sets and organizational alignment. Management expects to complete this study by September 30, 2006, at which time organizational plans will be developed.

•	Acquired additional accounting reference materials and working with outside consultants to structure a technical training curriculum for the accounting staff to ensure the staff is aware of and understands the Company’s critical accounting policies as well as new accounting pronouncements and SEC developments. This curriculum will be developed by September 30, 2006.

•	Implemented a new policy requiring the accounting staff to re-evaluate the Company’s critical accounting policies at least once every three years even if there is no new guidance applicable to critical accounting policies. The Company’s critical accounting policies include revenue recognition. This policy was implemented in April 2006. Management will formalize the review schedule by June 30, 2006.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our chief executive officer and chief financial officer, the changes made in our internal control over financial reporting during the quarter ended September 30, 2005, and has concluded that there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the quarter ended September 30, 2005, in addition to the steps taken to remediate the material weakness, management has improved the documentation of our revenue recognition policy. Management also added new procedures associated with accumulating and validating data used to calculate deferred revenue adjustments. This data supports various estimates used to determine revenue, including the allocation of consideration to the elements of the Company’s multiple element arrangements, the period over which software training services are provided and the price dispersion of recurring maintenance services. These changes had a material effect or are reasonably likely to have a material effect on our internal control over financial reporting. Over the next twelve to eighteen months, the new procedures will be replaced with more automated procedures as management implements new software and simplifies procedures associated with order processing, invoicing customers and managing field service operations.

Report of Independent Registered Public Accounting Firm

To the Shareholders of
The Reynolds and Reynolds Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Reynolds and Reynolds Company and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: management did not have sufficient resources with the requisite expertise to ensure that consideration was allocated appropriately to the various elements within the Company’s multiple element arrangements. This weakness resulted in an adjustment which was necessary to present the 2005 financial statements in accordance with generally accepted accounting principles. This adjustment was not material to the interim or annual financial statements however, the required adjustment could have been material. Due to the significant impact that revenue recognition has on the preparation of reliable financial statements and the absence of other mitigating controls, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2005 of the Company and our report dated May 15, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the restatement of the years ended September 30, 2004 and 2003, as described in Note 2 to the Consolidated Financial Statements.

DELOITTE & TOUCHE LLP

Dayton, Ohio
May 15, 2006

ITEM 9B.  Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

DIRECTORS OF THE COMPANY

The directors of the Company are elected at the Annual Meeting of Shareholders. The directors are classified with respect to term of office into three classes, which each class to be as nearly as possible to one-third the total number of directors. The directors of the Company, as of September 30, 2005, are:

Name	Age	Position

Stephanie W. Bergeron (Terms Expires 2008)	52	President and Chief Executive Officer of Bluepoint Partners, LLC
Dr. David E. Fry (Term Expires 2008)	62	President and Chief Executive Officer, Northwood University (retiring August 30, 2006)
Richard H. Grant, III (Term Expires 2008)	66	Private Investor
Ira D. Hall Term Expires 2008	61	Retired
Cleve L. Killingsworth, Jr. (Nominee for Election — Term to Expire in 2009)	53	President and Chief Executive Officer of Blue Cross Blue Shield of Massachusetts
Eustace W. Mita (Term Expires 2007)	51	Chairman and Chief Executive Officer of Achristavest Properties, LLC and Chairman and Chief Executive Officer of Avista Properties Worldwide LLC.
Philip A. Odeen (Term Expires 2007)	70	Chairman of the Board of The Reynolds and Reynolds Company and interim CEO for QinetiQ North American operations.
Finbarr J. O’Neill (Nominee for Election — Term to Expire in 2009)	54	President and Chief Executive Officer of The Reynolds and Reynolds Company
Renato Zambonini (Nominee for Election — Term to Expire in 2009)	59	Chairman of the Board of Cognos Incorporated

A description of positions held by the directors of the Company within the past five years is as follows:

Ms. Bergeron has been President and Chief Executive Officer of Bluepoint Partners, LLC since December 2004; prior thereto, Senior Vice President, Corporate Financial Operations of The Goodyear Tire & Rubber Company from December 2001 to December 2003; and prior thereto, Vice President and Treasurer of The Goodyear Tire and Rubber Company from December 1998 to December 2001.

Dr. Fry is President and Chief Executive Officer, Northwood University, a private graduate and undergraduate university (retiring August 30, 2006). Dr. Fry also serves as a director of Chemical Bank and Trust Company and Lear Corporation.

Mr. Grant III has been a private investor since retiring from The Reynolds and Reynolds Company in 1994 after 36 years of service.

Mr. Hall was formerly President and Chief Executive Officer of Utendahl Capital Management, L.P., an investment management company, from November 1, 2002 until December 1, 2004; prior thereto, private investor from October 2001 to November 2002; and prior thereto, Treasurer of Texaco Inc. (a diversified energy company) from October 1999 through October 2001. Mr. Hall also serves as a director of Pepsi Bottling Group, Inc., Praxair, Inc. and Ameriprise Financial, Inc.

Mr. Killingsworth has been President and Chief Executive Officer of Blue Cross Blue Shield of Massachusetts since July 2005; prior thereto, President and Chief Operating Officer of Blue Cross Blue Shield of Massachusetts from February 2004 to July 2005; prior thereto, President and Chief Executive Officer of Health Alliance Plan (HAP), one of Michigan’s largest managed care plans, from January 1998 to February 2004, and Senior Vice President of the Henry Ford Health System (HFHS), HAP’s parent corporation, from July 2003 to February 2004. Mr. Killingsworth also currently serves as a director of Blue Cross Blue Shield of Massachusetts.

Mr. Mita has been Chairman and Chief Executive Officer of Achristavest Properties, LLC since January 2004; in addition, Chairman and Chief Executive Officer of Avista Properties Worldwide LLC, a developer of unique waterfront properties in New Jersey, Maryland, Utah and Pennsylvania, from January 2003 to present; prior thereto, retail automotive industry consultant from October 2001 to January 2003; and prior thereto, Executive Vice President, Sales and Reynolds Transformation Services since May 2000. Mr. Mita also serves as a director of United Auto Group.

Mr. Odeen has been Chairman of the Board of The Reynolds and Reynolds Company since July 2004 and interim CEO for QinetiQ North American operations since October 2005; prior thereto, Chairman and Acting Chief Executive Officer of The Reynolds and Reynolds Company from July 2004 to January 2005; prior thereto Chairman of TRW, Inc., a technology manufacturing and information services company, from early 2002 until he retired in December 2002; and prior thereto, Executive Vice President, TRW Inc. from 1998 to 2001. Mr. Odeen also serves as a director of Northrop Grumman Corporation, Avaya Inc., Convergys Corporation and AES Corporation.

Mr. O’Neill has been President and Chief Executive Officer of Reynolds since January 2005; prior thereto, President and Chief Executive Officer of Mitsubishi Motors North America from 2003 to January 2005; prior thereto, from 1998 to 2003, served as President and Chief Executive Officer of Hyundai Motor America.

Mr. Zambonini has been Chairman of the Board of Cognos Incorporated, a leading developer of business intelligence software, since May 2004; prior thereto, Chief Executive Officer and Director of Cognos Incorporated from 1995 to 2004. Mr. Zambonini also currently serves as a director of BCE Emergis Inc. and Computer Associates International, Inc.

Audit Committee

Our Audit committee currently consists of three directors: Ms. Bergeron (Chairperson) and Messrs. Hall and Zambonini. The Board has determined that Ms. Bergeron and Mr. Hall are the “audit committee financial experts” as defined by Item 401(h) of Regulation S-K. The members of the Audit Committee are “independent” as that term is defined in the listing standards of the NYSE, the rules of the Securities Exchange Act, and in accordance with the independence standard contained in our Corporate Governance Guidelines. The Audit Committee reviews the Company’s financial statements and the disclosure under Management’s Discussion and Analysis in our Annual Report on Form 10-K. The committee meets with our independent registered public accounting firm, internal auditors, Chief Executive Officer and financial management executives to review the scope and results of audits and recommendations made by those persons with respect to internal and external accounting controls and specific accounting and financial reporting issues and to assess corporate risk. The Board has adopted a written charter for the Audit Committee. The Corporate Governance Guidelines, the Audit Committee Charter and the charters of the other committees may be viewed on the Company’s Web site at www.reyrey.com under “For Investors — Governance — Board Committees.” For more information concerning the Company’s Audit Committee and other committees, see the Proxy Statement filed on the date herewith.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are elected by the Board of Directors at its meeting immediately following the Annual Meeting of Shareholders to serve generally for a term of one year. The executive officers of the Company, as of September 30, 2005, are:

Name	Age	Position

Finbarr J. O’Neill	54	President and Chief Executive Officer and Director
Gregory T. Geswein	51	Senior Vice President and Chief Financial Officer
Douglas M. Ventura	46	Executive Vice President, Reynolds International and Corporate Services
Scot K. Eisenfelder	42	Senior Vice President, Solutions Management, Marketing and Strategic Planning
Terri L. Mulcahey	40	Senior Vice President of Sales and Services
Robert S. Guttman	53	Vice President, General Counsel and Secretary

A description of prior positions held by executive officers of the Company within the past five years is as follows:

Mr. O’Neill has been President and Chief Executive Officer of Reynolds since January 2005; prior thereto, President and Chief Executive Officer of Mitsubishi Motors North America from 2003 to January 2005; prior thereto, from 1998 to 2003, served as President and Chief Executive Officer of Hyundai Motor America.

Mr. Geswein has been Senior Vice President and Chief Financial Officer since August 2005; prior thereto, Chief Financial Officer of Diebold, Inc., a global leader in providing integrated self-service delivery systems, security and services, since 2000.

Mr. Ventura has been Executive Vice President, Reynolds International and Corporate Services since April 2005; prior thereto, Executive Vice President Operations, General Counsel and Secretary from July 2004 to April 2005; and prior thereto, from 2000 to 2004, General Counsel and Secretary along with various senior positions including Vice President Business Development and Vice President Alliances and Acquisitions.

Mr. Eisenfelder has been Senior Vice President, Solutions Management, Marketing and Strategic Planning since July 2005; prior thereto, Senior Vice President, Marketing and Strategic Planning since April 2005, prior thereto, Senior Vice President, Automotive for J.D. Power & Associates, a global marketing information firm that conducts independent and unbiased surveys of customer satisfaction, product quality and buyer behavior, from 2004 to April 2005; prior thereto, held various senior positions in the automotive unit of Accenture and Booz Allen Hamilton’s engineering manufacturing group.

Ms. Mulcahey has been Senior Vice President of Sales and Service since April 2005; prior thereto, served as Vice President of Implementation Services from August 2004 to April 2005; prior thereto, held several senior positions in sales, customer education, and quality and customer satisfaction from 1999 to 2004.

Mr. Guttman has been Vice President, General Counsel and Secretary since August 2005; prior thereto, from 2000 to August 2005, he held the position of Senior Vice President, General Counsel and Secretary of CCC Information Services Group Inc., a supplier of software, communication systems and internal and wireless enabled technology to the automotive claims and collision repair industries.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of, and transactions in, our stock by our executive officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company’s equity securities are required to be reported to the SEC pursuant to Section 16(a) of the Securities Exchange Act. Executive officers, directors and greater than 10% shareholders are required by the regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, we believe that all filings required under Section 16(a) were timely filed during fiscal year 2005.

The Company’s Code of Ethics for principal executive and senior financial officers is available at the Company’s Web site at www.reyrey.com under “For Investors — Governance — Code of Ethics” or may be obtained by written request to the Company’s Secretary at One Reynolds Way, Dayton, Ohio 45430.

ITEM 11.	Executive Compensation

The following tables set forth compensation information for (1) our Chief Executive Officer, (2) our four other most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at September 30, 2005 and (3) two additional individuals who resigned their positions as executive officers of the Company prior to September 30, 2005:

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
					Awards
		Annual Compensation				Number of
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Compensation(3)	Award(s)(4)	Options(5)	Compensation(6)

Philip A. Odeen(7)	2005	$112,154	$0	$0	$114,801	0	$0
Chairman of the Board	2004	$80,308	$0	$0	$0	50,000	0
	2003	—	—	—	—	—	—
Finbarr J. O’Neill	2005	$519,231	$620,000	$8,213	$925,400	300,000	$5,892
President and	2004	—	—	—	—	—	—
Chief Executive Officer	2003	—	—	—	—	—	—
Gregory T. Geswein	2005	$36,923	$160,000	$930	$356,375	150,000	$0
Senior Vice President	2004	—	—	—	—	—	—
and CFO	2003	—	—	—	—	—	—
Douglas M. Ventura	2005	$296,635	$251,424	$9,722	$178,875	0	$6,349
Executive Vice	2004	$244,615	$133,092	$9,722	$256,140	0	$6,190
President of Corporate	2003	$234,923	$145,457	$0	$0	65,000	$5,796
Services and Reynolds International
Scot K. Eisenfelder	2005	$150,000	$148,719	$6,246	$134,150	50,000	$1,500
Senior Vice President,	2004	—	—	—	—	—	—
Marketing and	2003	—	—	—	—	—	—
Strategic Planning
Terri L. Mulcahey	2005	$220,962	$145,651	$2,413	$175,925	0	$3,015
Senior Vice	2004	$150,865	$75,520	$175	$77,108	15,000	$2,882
President of Sales	2003	$159,247	$62,591	$0	$0	13,000	$2,600
and Service
Dale L. Medford	2005	$263,404	$223,781	$18,032	$178,875	0	$6,149
Former Executive Vice	2004	$344,038	$159,365	$16,260	$346,380	0	$17,989
President, Chief	2003	$346,577	$211,860	$0	$0	90,000	$17,167
Financial Officer and Chief Administrative Officer
Michael J. Berry	2005	$252,500	$125,000	$11,795	$143,100	0	$6,765
Former Senior	2004	$224,038	$212,240	$9,485	$284,340	100,000	$5,481
Vice President,	2003	—	—	—	—	—	—
Solutions Management

(1)	Effective November 2005, the Compensation Committee approved base salary increases for the following named executive officers: Mr. Ventura — 4%; Ms. Mulcahey — 3%; and Mr. Eisenfelder — 4%.

(2)	Sign-on bonuses are included as follows: Mr. O’Neill for $200,000, Mr. Eisenfelder for $80,000, and Mr. Geswein for $100,000. Retention bonuses are included as follows: Mr. Berry for $125,000, Mr. Medford for $125,000, Ms. Mulcahey for $40,000, and Mr. Ventura for $125,000.

(3)	Reflects the following perquisites: tax and will preparation, executive physicals, health club memberships, auto allowance and personal use of the Company aircraft. For years prior to 2005 the Company computed the value of personal use of the Company aircraft for purposes of this table based on the rate for imputing income to the executive for tax purposes. For 2005 the value of the personal use of the aircraft is computed based on the incremental cost of such usage to the Company.

(4)	This column shows the fair market value of the stock at the time of grant. Restricted stock awards are made to executives annually. The restricted stock awards are of two types. The first type contains restrictions that are time-based and the value of the shares awarded under these restrictions is indicated in this column. The second type of restriction is performance-based and restrictions will lapse upon achieving specific revenue growth targets as described below. The value of these performance-based awards is not included in this column but will be shown in the LTIP column the year the restrictions lapse, if earned. Dividends on all restricted shares are paid on a quarterly basis to each executive. In November 2005, the Compensation Committee revised the restrictions on shares awarded to be 100% performance based and to have them vest over a three year period if certain revenue growth and total shareholder return targets are met.

The following table sets forth the fair market value of award(s) of restricted stock (calculated by multiplying the closing market price of the Company’s unrestricted stock on the date of grant by the number of shares awarded) as follows:

		Closing		Restricted
		Market	Vesting	Stock
Executive Officer	Date of Grant	Price	Schedule	Award(s) #		Value $

Philip A. Odeen	2/17/2005	$27.55	vest on 2/15/2007	4,167		$114,801
Finbarr J. O’Neill	1/18/2005	$26.44	3 years on 1/18/2008	35,000		$925,400
Gregory T. Geswein	8/23/2005	$28.51	3 years on 8/23/2008	12,500		$356,375
Douglas M. Ventura	12/1/2004	$23.85	3 years on 12/1/2007	7,500		$178,875
	3/1/2004	$28.20	vest on 12/1/2006	4,000		$112,800
	8/16/2004	$23.89	vested on 7/18/2005	6,000	*	$143,340
Scot K. Eisenfelder	4/11/2005	$26.83	3 years on 4/11/2008	5,000		$134,150
Terri L. Mulcahey	3/21/2005	$28.03	3 years on 3/21/2008	5,000	*	$140,150
	12/1/2004	$23.85	3 years on 12/1/2007	1,500		$35,775
	3/1/2004	$28.20	vest on 12/1/2006	1,040		$29,328
	8/16/2004	$23.89	vested on 7/18/2005	2,000	*	$47,780
Dale L. Medford	12/1/2004	$23.85	vested on 6/1/2005	7,500		$178,875
	3/1/2004	$28.20	vested on 6/1/2005	7,200		$203,040
	8/16/2004	$23.89	vested on 6/1/2005	6,000	*	$143,340
Michael J. Berry	12/1/2004	$23.85	cancelled on 8/20/05	6,000		$143,100
	3/1/2004	$28.20	cancelled on 8/20/05	5,000		$141,000
	8/16/2004	$23.89	vested on 7/18/2005	6,000	*	$143,340

*	Mr. Ventura, Ms. Mulcahey, Mr. Medford and Mr. Berry were granted time-based shares for retention purposes.

The number and market value (based on the closing market price of the Company’s common stock on September 30, 2005, $27.41), respectively, of unvested restricted stock holdings (including performance-based awards) held by Mr. O’Neill, Mr. Geswein, Mr. Ventura, Mr. Eisenfelder and Ms. Mulcahey at September 30, 2005 is: Mr. O’Neill — 70,000, $1,918,700; Mr. Geswein — 25,000, $685,250; Mr. Ventura — 23,000, $630,430; Mr. Eisenfelder — 10,000, $274,100; and Ms. Mulcahey — 15,080, $413,343. On December 1, 2005, restricted stock awarded to executive officers were: Mr. O’Neill — 70,000; Mr. Geswein — 25,000; Mr. Ventura — 15,000; Mr. Eisenfelder — 17,500; and Ms. Mulcahey — 15,000.

(5)	Annual stock option grants were discontinued in 2003. However, options were granted at time of employment for Mr. O’Neill on January 18, 2005; Mr. Eisenfelder on April 11, 2005 and Mr. Geswein on August 23, 2005.

(6)	Amounts disclosed in this column include Company matching contributions to the Defined Contribution Plan. Mr. Medford has a Deferred Compensation Agreement whereby income was deferred for four years in order to provide individual retirement benefits at age 65 of up to $100,000 per year for a fixed term of 15 years. The deferral was completed as of September 30, 1989. Benefits payable are reduced for early retirement, and upon retirement, lump sum distributions are available at the participant’s discretion. The amount included in the table, $12,105, represents the above market interest earned on the funds deferred and was calculated assuming a 15-year payment stream at age 65. Imputed interest on Split Dollar life Insurance, which was shown in previous years, is not included because the Company ceased paying split-dollar premiums in October 2001 and these policies were terminated with respect to actively employed associates in December of 2003. Prior to its termination, each participant paid the term equivalent premium on the split dollar policy and the Company paid the remainder of the premium. At termination of the policy, all recoverable premium payments were reimbursed. All split-dollar contract obligations with active associates have been discharged, and substantially all premium payments recovered. In a few cases, the accumulated cash value of the policies was not sufficient to reimburse some or all of the premium payments. In those instances, the Company waived its right to reimbursement. Most of the split dollar contracts with former employees also have been terminated. A few split dollar policies remain for former employees. The Company anticipates full recovery of premiums paid by it with respect to those few remaining contracts.

(7)	Mr. Odeen was appointed Chairman and Acting Chief Executive Officer of the Company upon the resignation of Lloyd Waterhouse on July 7, 2004. Mr. Odeen resigned as Acting CEO upon the appointment of Finbarr O’Neill on January 21, 2005 but remains as Chairman.

OPTIONS GRANTED IN LAST FISCAL YEAR

	Individual Grants(1)
		% of Total			Potential Realizable
		Options			Value at Assumed
		Granted to			Annual Rates of Stock
	Number of	Employees in	Exercise or		Price Appreciation for
	Options	Fiscal Year	Base Price	Expiration	Option Term(3)
Name	Granted(2)	(%)	($/Share)(2)	Date	5% ($)	10% ($)

Philip A. Odeen	0	—	—	—	—	—
Finbarr J. O’Neill	300,000	54.9	26.18	1/18/12	3,197,637	7,451,224
Greg Geswein	150,000	27.5	28.48	8/23/12	1,739,133	4,052,919
Douglas M. Ventura	0	—	—	—	—
Scot Eisenfelder	50,000	9.2	26.73	4/11/12	544,090	1,267,960
Terri Mulcahey	0	—	—	—	—	—
Dale L. Medford	0	—	—	—	—	—
Michael J. Berry	0	—	—	—	—	—

(1)	No Stock Appreciation Rights (SARs) were awarded in the 2005 fiscal year and to date, no SARs were awarded in this current fiscal year.

(2)	No annual grants under the Company’s stock option plan were made.

(3)	Assumed annual appreciation rates are set by the SEC and are not a forecast of future appreciation.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

				Value of Unexercised
			Number of Unexercised	In-the-Money
			Options at FY-End	Options at FY-End
	Shares		Exercisable/	Exercisable/
	Acquired on	Realized	Unexercisable	Unexercisable(1)
Name	Exercise (#)	Value ($)	(#)	($)

Philip A. Odeen	0	0	26,928/34,529	146,090/129,981
Finbarr J. O’Neill	0	0	0/300,000	0/369,000
Greg Geswein	0	0	0/150,000	0/0
Douglas M. Ventura	33,459	379,484	112,212/34,166	608,665/166,080
Scot Eisenfelder	0	0	0/50,000	0/34,000
Terri Mulcahey	0	0	12,228/16,833	37,327/33,215
Dale L. Medford	0	0	307,616/0	1,692,988/0
Michael J. Berry	33,334	103,475	0/0	0/0

(1)	Based on the difference between the exercise price and closing price on September 30, 2005.

PENSION PLAN TABLE(1)

The following table sets forth estimated annual benefits payable upon retirement in specified compensation and years of service classifications:

	Years of Service(2)
Remuneration	10	15	20	25	30

$ 300,000	$45,000	$67,500	$90,000	$112,500	$135,000
400,000	60,000	90,000	120,000	150,000	180,000
500,000	75,000	112,500	150,000	187,500	225,000
600,000	90,000	135,000	180,000	225,000	270,000
700,000	105,000	157,500	210,000	262,500	315,000
800,000	120,000	180,000	240,000	300,000	360,000
900,000	135,000	202,500	270,000	337,500	405,000
1,000,000	150,000	225,000	300,000	375,000	450,000
1,100,000	165,000	247,500	330,000	412,500	495,000
1,200,000	180,000	270,000	360,000	450,000	540,000
1,300,000	195,000	292,500	390,000	487,500	585,000
1,400,000	210,000	315,000	420,000	525,000	630,000
1,500,000	225,000	337,500	450,000	562,500	675,000
1,600,000	240,000	360,000	480,000	600,000	720,000
1,700,000	255,000	382,500	510,000	637,500	765,000
1,800,000	270,000	405,000	540,000	675,000	810,000
1,900,000	285,000	427,500	570,000	712,500	855,000
2,000,000	300,000	450,000	600,000	750,000	900,000
2,100,000	315,000	472,500	630,000	787,500	945,000
2,200,000	330,000	495,000	660,000	825,000	990,000

(1)	Any full or part time associate who is a member of an eligible group (as defined by the plan) who is a participant in the qualified pension plan and the non-qualified Supplemental Retirement Plan (“Supplemental Plan”), receives, upon retirement at age 65, a benefit payable in the form of a single-life annuity equal to (i) 0.85% of final average pay, and (ii) 0.25% of that part of final average pay which exceeds covered compensation, multiplied by the lesser of 30 or the participant’s number of years of participation as of the date of determination. The Supplemental Plan provides that part of the benefit which cannot be provided by the qualified pension plan by virtue of the limits imposed by Sections 401(a)(17) and 415 of the Internal Revenue Code of 1986, as amended (the “Code”). Otherwise eligible employees born on or before January 1, 1966 who were actively employed and plan participants on

December 31, 2002, are entitled to benefits determined under an older formula, if that formula produces a greater benefit. The old formula provides a benefit payable as a single-life annuity beginning at age 65 equal to (i) and multiplied by (ii). For this purpose (i) is the excess (if any) of: (A) 1.5% of the participant’s final average pay, over (B) 1.67% of the participant’s projected Social Security retirement benefit, multiplied by the lesser of 30 or the years of participation he/she would have had if he/she had remained in our employment until age 65; and (ii) is (A) for participants with at least 30 years of qualifying service, one, and (B) for participants with less than 30 years of qualifying service, a fraction, not to exceed one, the numerator of which is the participant’s actual number of years of participation (including fractional years) as of the date of determination and the denominator of which is the total number of years of participation (also including fractional years) he would have had if he had remained in our employment until age 65. The preceding table is based on the old formula, which generally produces a higher benefit for those who qualify. The amounts are slightly overstated, as they are unreduced for the Social Security offset.

In addition to the benefit described in the preceding paragraph and illustrated on the Pension Plan Table, the Supplemental Plan provides a benefit for participants with at least 15 years of credited service of six and one half percent (6.5%) of Final Average Pay, as defined in the qualified pension plan, reduced by four tenths of one percent (.4%) per month for each month by which the first payment precedes the date the Participant attains age 60, and increased by four tenths of one percent (.4%) per month for each month by which the first payment follows the date the Participant attains age 60. A reduced benefit is provided for Participants who retire on or after attaining age 65 prior to completing 15 years of service, but after completing service sufficient to a Normal Retirement benefit under the qualified pension plan. The reduced benefit is equal to six and one half percent (6.5%) of his Final Average Pay, as defined in the qualified pension plan, multiplied by a fraction, the numerator of which is his months of service, determined as of the date he retires, and the denominator of which is 180.

(2)	Respective years of service for purposes of the qualified plan as of September 30, 2005, for the persons named in the Summary Compensation Table are: Mr. Odeen — 0; Mr. O’Neill — 0; Mr. Medford — 31; Mr. Ventura — 8; Mr. Berry — 2 ; Mr. Eisenfelder — 0; Ms. Mulcahey — 18 ; Mr. Geswein — 0.

In addition to the normal retirement benefits discussed above, the plans also provide benefits in the event of death or disability prior to normal retirement.

Employment and Change in Control Severance Agreements

Mr. Odeen was appointed the Acting Chief Executive Officer and Chairman on July  7, 2004, upon the resignation of Mr. Lloyd Waterhouse. Mr. Odeen resigned as Acting CEO upon the appointment of Finbarr O’Neill on January 21, 2005 but remains as Chairman. Mr. Odeen’s base salary was at a rate of $360,000 per annum through January 18, 2005. Mr. Odeen did not have an employment agreement with the Company.

Effective January 21, 2005, Mr. Finbarr J. O’Neill entered into an employment agreement to serve as Chief Executive Officer and President through January 31, 2008. Mr. O’Neill will receive a base salary of at least $750,000 per year and will be eligible for an annual bonus with a target of 70% of his base salary and a maximum of 140% of his base salary. For the period from January 17, 2005 through September 30, 2005, he was guaranteed a bonus of at least $393,750, and the Compensation Committee added a discretionary component resulting in a total bonus for the year of $420,000. Mr. O’Neill’s agreement included a signing bonus of $200,000. Also included was a grant of 300,000 non-qualified stock options which vest at 33.3% per year and have a seven year life and an award of 70,000 restricted shares of which 35,000 are time based vesting and vest on January 21, 2008 and the remaining 35,000 are performance based and will vest on January 21, 2008 based on the three year revenue growth performance of the Company against the Standard & Poor’s Mid-cap 400.

Mr. O’Neill will be eligible to participate in all qualified and nonqualified retirement plans which are available to senior officers. In addition, a supplemental executive retirement plan (SERP) will be put in place to provide additional benefits upon retirement of 4% of his average annual compensation multiplied by his years of service. If retirement commences prior to age 62, a discount factor of 4.8% per year for each year under age 62 will be applied. This retirement payment will be made in the form of a life annuity or if Mr. O’Neill is married at the time the benefit commences, in the form of a 100% joint and survivor annuity.

Mr. O’Neill is entitled to certain disability and death benefits. He is also entitled to specified payments upon termination following changed circumstances and upon a change in control (as defined in the agreement).

During employment and for a period of the greater of at least two (2) years following the termination of employment, or the cessation of payments made under the agreement (whichever is later but in no event longer than five years from the date of termination), Mr. O’Neill may not directly or indirectly compete with Reynolds.

Mr. O’Neill’s agreement also provides for certain severance benefits if he is terminated without cause or he terminates his employment for certain reasons resulting in a change in his position, duties, base compensation or work location, within 24 months following a change in control (as defined in the agreement). These severance benefits include: a lump sum severance payment equal to 2.99 times the sum of his base salary and his annual bonus, continued medical coverage for up to 24 months under the Company-sponsored medical benefits program, a prorated bonus in the year of termination, two additional years of credit under the supplemental retirement plan, up to $20,000 of outplacement services, and any fees associated with enforcing the foregoing.

The Company has entered into change in control agreements with each of its current named executive officers having a term through September 30, 2009. These agreements provide for severance benefits if the executive is terminated without cause or the executive terminates his or her employment for certain reasons resulting in a change in the executive’s position, duties, base compensation or work location, within 24 months following a change in control. The following are the severance benefits executives would generally be entitled to receive under these agreements:

•	A lump sum severance payment equal to two times the sum of the executive’s base salary and the three year average bonus actually paid prior to the change in control; (however, if a change in control had occurred prior to December 15, 2005 Mr. Ventura’s severance payment would have been 2.99 times the sum of his base salary and three year average bonus);

•	Continued medical coverage for 24 months;

•	Credit of additional two years service and two years compensation with an assumed increase or 5% per year towards benefits under the Supplemental Retirement Plan (described under “Pension Plan Table” above); and

•	Up to $20,000 of outplacement services.

If, however, the total amount of any payments payable upon a change in control would be subject to an excise tax as a “Parachute Payment” pursuant to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, then the amount of the severance benefits payable to an executive under his or her change in control agreement will be reduced by an amount necessary to avoid such excise tax, but only if the net effect of such reduction is to increase the net after tax benefit to the executive.

If all of the named executive officers had been terminated without cause on September 30, 2005 following a change in control, the total severance payments due from the Company would have been approximately $3.0 million.

On August 16, 2004, Messrs. Medford, Ventura, Berry, and Ms. Mulcahey entered into retention agreements with the Company which entitled them to lump sum cash payments and awards of restricted shares to be distributed on the six month anniversary of the effective date of employment of the Company’s new chief executive officer, and a severance benefit of one month per year of service with a one year minimum and two year maximum if their employment were to be terminated due to business conditions or due to a change in his or her base pay, bonus potential or geographic location, during the period from August 16, 2004 to the one year anniversary of the hiring of the new chief executive officer.

Mr. O’Neill was hired on January 21, 2005, resulting in the distribution of the cash component and of the restrictions lapsing on the stock awards on July 22, 2005. Cash distributions to Messrs. Medford, Ventura, and Berry, and Ms. Mulcahey were $125,000, $125,000, $125,000 and $40,000, respectively, restricted stock awards were 6,000, 6,000, 6,000, and 2,000, respectively, and at the time of distribution the value of the restricted stock was $143,340, $143,340, $143,340, and $47,780, respectively.

Comparative Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on a $100 investment in the Company’s Class A Shares for the last five fiscal years with the cumulative total return on $100 invested in each of (i) the S&P MidCap 400 Index and (ii) a composite of two indices. The composite index is comprised of two indices — the S&P SuperCap Data Processing Index and a self-constructed business forms index. Each year we adjust the composite index to reflect the percentage of our revenues from products and services represented by each index. We selected the following business forms Company’s for our self-constructed index: Ennis Inc. and Standard Register Company. In past years, the Company’s peer group also included Moore Wallace Inc. The Company’s peer group for fiscal year 2005 does not include Moore Wallace Inc. because it was purchased by R.R. Donnelley and is no longer separately traded. This change in peer group was not material.

On July 30, 2000, the Company sold the majority of its business forms operations, the Information Solutions Group, to the Carlyle Group. Accordingly, after July 30, 2000, the percentage of revenues earned from products represented by the business forms index has decreased while the percentage of revenues from product and services represented by the S&P SuperCap Data Processing Index has increased. During fiscal year 2005, revenues from business forms products and services were approximately 17% of total revenues.

The graph assumes all investments were made at market value on September 30, 2000, and the reinvestment of all dividends. Please note that the stock price performance shown on the graph is not necessarily indicative of future price performance.

Stock Performance Graph

Fiscal Years 2000 Through 2005

	9-30-00	9-30-01	9-30-02	9-30-03	9-30-04	9-30-05
Reynolds and	100	120	117	146	133	150
S&P Midcap	100	81	77	98	115	141
Composite Peer	100	92	82	90	97	104

The foregoing performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, except to the extent the Company specifically incorporates this graph by reference therein.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

Committee.

The Compensation Committee (the “Committee”) is comprised solely of independent directors as defined under the applicable provisions of the Securities Exchange Act and the listing standards of the NYSE. Currently, Dr. Fry (Chairman), Messrs. Killingsworth, Jr. and Zambonini serve as members.

Compensation Policy and Objectives.

The Committee’s primary goal is to ensure that the total compensation provided to senior executives, including the Chief Executive Officer and other executive officers, is linked to our business strategies and objectives, thereby aligning the financial interests of management with those of our shareholders. Beyond that, our priorities are to ensure that the executive compensation programs enable us to attract, retain and motivate the high caliber executives required for the success of our business. These objectives are achieved through a variety of compensation programs which support both the current and long-term performance of the business. In February 2004, shareholders approved a new, long term incentive plan, the 2004 Executive Stock Incentive Plan (the “Stock Incentive Plan”), which includes awards of performance-vested and time-vested restricted stock. In the fiscal year ended September 30, 2005, the Committee continued to align executive performance and compensation via all elements of the Company’s compensation programs.

During fiscal 2005, the Committee directly engaged an outside executive compensation consultant to assure that our compensation decisions are based on the most recent relevant market information. The Committee continued a pre-approval policy requiring the Committee to review and approve the compensation consultant’s total fees for all consulting within the Company. The Committee also reviewed all elements of executive officer compensation via a tally sheet. Included in such tally sheet was a comparison of the Company’s prevalence and average dollar volume of perquisites versus those offered by the general industry. The perquisites offered to our executives were deemed to be competitive but not excessive. Additionally, any retirement/separation amounts paid or due to any executive officer who left the Company during the fiscal year, including Mr. O’Neill, were reviewed by the Committee. Calculations of payments due upon leaving the Company on September 30, 2005 were reviewed and the amounts were deemed reasonable. The Committee also reviewed the Compensation Committee Charter in 2005 and revised it to include additional procedural items to assure the Committee oversight of compensation is comprehensive and documented.

Base Salary.

Base salaries for executive officers are determined by evaluating the responsibilities of the position and comparing them with other similar executive positions in the marketplace. Periodically, our compensation consultant surveys senior executive salaries from a representative sampling of companies. Our pay levels are then targeted at the 50th percentile of the marketplace. Individual salaries may vary somewhat below or above the target, based upon the individual’s performance and contribution to our success, tenure on the job and internal equity.

Annual Incentives.

General.  At our shareholders meeting held February 17, 2005, our shareholders approved an Incentive Plan (“Incentive Plan”) effective with the fiscal year beginning October 1, 2004 for annual and intermediate incentives. The purpose of the Incentive Plan is to tie a portion of the executive’s annual compensation to pre-established performance goals and to ensure that the executive’s performance-based compensation which exceeds $1 million, qualifies for deductibility under the applicable provisions of the Internal Revenue Code of 1986, as amended. The 2005 Annual Incentive Plan has two components: the Annual Component and the Annual Personal Performance Component. All of our officers, including our Chief Executive Officer, may earn annual bonuses under the Incentive Plan as described below.

The Annual Component.  This component is based on performance against financial targets established by the Committee. For fiscal year 2005, corporate earnings before interest and taxes return on capital (“EBIT-ROC”) and revenue growth were the primary measures of corporate performance. The Committee approves adjustments to the bonus formula as may be necessary from time to time to insure against unmerited windfalls or penalties because of accounting changes or other non-operating factors. The Committee believes that linking executive pay principally to EBIT-ROC and revenue growth directly ties the executive’s interests and rewards to those of our shareholders. In fiscal year 2005, these targets were weighted 50% EBIT-ROC and 50% revenue growth. No bonus was eligible to be paid until a threshold EBIT-ROC of 22% or positive revenue growth was achieved. Maximum payout required achievement of both a 36% corporate EBIT-ROC and 5% revenue growth. The annual bonus payout can range from 0% of annual salary to 140% of annual salary for the Chief Executive Officer and between 0% of annual salary and 90% of annual salary for other officers. For fiscal year 2005 bonus calculations, corporate EBIT-ROC was 27.89% and revenue growth was .45%. These calculations, which were approved by the compensation committee, excluded the $91 million impact of discontinuing Suite in the fourth quarter of 2005, and the impact of correcting prior period errors which was not determined until March 2006. Bonus payments under the Annual Component for eligible named executive officers (excluding Odeen who was not eligible) averaged 40% of current annual salary as of September 30, 2005. For fiscal year 2006, the Compensation Committee will use diluted earnings per Class A common share as the primary measure of corporate performance.

Annual Personal Performance Bonus.  The personal performance bonus component is designed to reward all senior executive officers for the achievement of financial and non-financial goals that are agreed upon by the senior executive and their supervisor. In the case of the Chief Executive Officer, the Committee, in consultation with the Chief Executive Officer, will agree upon his annual goals in the beginning of the fiscal year. Examples of financial goals have been EBIT-ROC, revenue growth, return on net assets and operating income. Examples of non-financial goals have been market share growth, total quality measures, customer satisfaction and the strengthening of key organizational processes. With the exception of the Chief Executive Officer, whose personal performance bonuses are determined by the Committee during its year-end review, all other executive officers have their personal performance bonus determined by the respective individual to whom they report during individual year-end evaluations. Depending on an individual’s performance against goals, this bonus for fiscal 2005 could range from 0% to 20%. For fiscal 2005, this personal performance bonus for the named executive officers ranged from 15% to 20% of current annual salary at September 30, 2005.

Long-term Incentives

General.  At the shareholders meeting on February 12, 2004, our shareholders approved the Stock Incentive Plan. The purpose of this plan is to align executive compensation with growth in shareholder value. The Stock Incentive Plan provides for awards of time and performance-vested restricted stock or units, stock options, dividend equivalent rights, and stock appreciation rights. The Company has chosen to adopt the provisions of statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation and began recognizing stock option expense in the statements of consolidated income and the committee believes that time and performance-based restricted stock awards are now a cost effective equity incentive. Annual awards under the Stock Incentive Plan will be on December 1 of each calendar year, including December 1, 2005. We regularly engage an outside consultant to determine the competitiveness of the annual grants or awards.

Stock Options.  The Company historically granted stock options annually to all its officers (approximately 35 individuals). The exercise price had been the fair market value of the stock on the date of the grant. Options granted prior to October 1, 2002 have a ten-year life and on each of the first four anniversaries of the grant, twenty-five percent of the options become exercisable. Grants on and after October 1, 2002 had a seven-year life and on each of the first three anniversaries of such grants, thirty-three percent of the options become exercisable. Pursuant to the Stock Incentive Plan, the Company uses stock options primarily as a targeted retention and recruitment tool rather than a routine broad-based compensation tool.

Restricted Stock.  The annual stock awards on December 1, 2004 were in the form of restricted stock. For each of the executive officers, restrictions on one half of the stock awards will lapse on December 1, 2007 and restrictions on the other half will lapse upon achieving specified performance for the period through December 1, 2007. In order for any of the performance-based restricted shares to vest, Reynolds revenue growth over a three year period must exceed the 25th percentile of the Standards & Poor’s Mid-cap 400. Restrictions will lapse on a linear basis so that upon achieving revenue growth matching the 50th percentile of the S&P Mid-cap 400, all restrictions will lapse. If revenue growth exceeds the 50th percentile, additional restricted shares will be awarded and restrictions will lapse on a linear basis so that upon achieving revenue growth equal or greater than the 75th percentile, two times the original number of performance based shares will be earned.

Stock Ownership Guidelines.  Our Committee maintains suggested stock ownership guidelines for executive officers. These guidelines specify an appropriate level of ownership of our stock as a multiple of the officer’s annual base salary. In 2004, the Committee revised the stock ownership guidelines and established a multiple of 5 times annual salary for the Chief Executive Officer, a 3 times multiple for the Chief Financial Officer and a 2 times multiple for other executive officers. The Committee determined that the executives have 5 years from the date they are named executive officers to meet the ownership requirements at 20% per year. These guidelines went into effect on December 1, 2004. If the requirements are not met, the subsequent award will be discounted by 15% from the standard award which would have been availed had the ownership requirements been met. As of October 31, 2005, the date we annually survey our executive officers regarding their stock holdings, stock ownership among the executive officers stood at approximately 157,786 shares representing a market value of approximately $4.1 million. The Committee believes that these guidelines will have the positive effect of further aligning the interests of the executive officers with those of all other shareholders.

Chief Executive Officer Compensation.

Mr. O’Neill has served as the Company’s Chief Executive Officer and President since January 17, 2005. Mr. O’Neill’s compensation in fiscal year 2005 of $1,153,336 included a market-priced base salary of $519,231 (for a partial year), an annual bonus (including a first year guarantee) of $420,000, a sign-on bonus of $200,000, and miscellaneous other items, all described in the Summary Compensation table. No stock options vested and no restricted shares were released to Mr. O’Neill during 2005.

Tax Deductibility of Executive Compensation.

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to its Chief Executive Officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. To the extent possible, the Committee intends to structure compensation of our executive officers in a manner to permit the compensation paid to these individuals to be allowed as a deduction for federal income tax purposes, although the Committee may choose to provide compensation that is not deductible in order to retain or to secure the services of key executives when it determines that it is in the best interest for us to do so.

Summary.

We believe that a high caliber, motivated management team is critical to sustained business success. As in prior years, in fiscal year 2005 a significant portion (approximately 66%) of the total compensation potential for the named executive officers was “at risk” and payable based on individual and corporate performance-based variables that will motivate and focus management on those issues that drive our success. We intend to continue our performance-based pay policy, which links executive rewards to shareholder returns.

THE COMPENSATION COMMITTEE

Dr. David E. Fry, Chairman
Cleve L. Killingsworth, Jr.
Renato Zambonini

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended 2005, and to date in this current fiscal year, Dr. David E. Fry (Chairman), Cleve L. Killingsworth, Jr. and Renato Zambonini served as members of the Compensation Committee. Each is an independent, non-employee director. There were no interlocks during last fiscal year or to date in this fiscal year with other companies within the meaning of the SEC’s rules.

Compensation of Directors

Any director who is also an employee is not separately compensated for his/her services as a director or committee member.

The Chairman of the Board receives $110,000 in cash compensation annually. Each director who is not an employee, other than the Chairman of the Board, receives $30,000 in cash compensation for his/her service each year. Each non-employee director also receives $1,500 for each meeting of the Board attended. Each non-employee director, including the Chairman of the Board, receives an annual award of that number of Class A Shares which represents the fair market value of $80,000 (determined as of the date of the Annual Board of Directors Meeting and rounded to the nearest ten shares based on the average closing price of our stock for the ten days preceding the date of grant). Additionally, on December 1 of each year, restricted stock with a fair market value of $10,000 (adjusted annually for increases in the consumer price index) is awarded to each non-employee director including the Chairman of the Board. Non-employee directors who serve on committees, other than the Audit Committee, receive an additional $1,500 in cash for each committee meeting attended. Committee Chairs, other than the Audit Chair, receive $5,000 per year. The Audit Committee Chair receives an additional $10,000 per year and Audit Committee members (other than the Chair) receive an additional $5,000 per year. In addition, the non-employee directors, including the Chairman of the Board, are reimbursed for expenses incurred to attend Board and Committee meetings.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2006 by: (i) each person or entity known to us to be the beneficial owner of more than 5% of any class of our outstanding shares of common stock, (ii) each of the Company’s directors and nominees, (iii) each of the named executive officers and (iv) all named executive officers and directors as a group.

								% of Total
	Class A		% of	Class B	% of	Total Voting		Voting
	Shares(1)		Class A	Shares(1)	Class B	Shares		Shares

Richard H. Grant, III	224,161	(2)	*	13,500,000	100.0	13,724,161	(2)	17.9
Director of The Reynolds and Reynolds Company and Private Investor One Reynolds Way Dayton, OH 45430
Franklin Templeton Investments	3,702,953		5.9	—	—	3,702,953		4.8
One Franklin Parkway San Mateo, CA 94403-190
Wellington Management	4,110,850		6.5	—	—	4,110,850		5.4
Company, LLP 75 State Street Boston, MA 02109
ValueAct Capital Partners (VA Partners, LLC)	6,902,086		10.9	—	—	6,902,086		9.0
435 Pacific Avenue 4th Floor San Francisco, CA 94133
Directors and Named Executive Officers
Stephanie W. Bergeron	6,905	(3)	*	—	—	6,905	(3)	*
Scot K. Eisenfelder	27,500	(4)	*	—	—	27,500	(4)	*
Dr. David E. Fry	22,187	(5)	*	—	—	22,187	(5)	*
Gregory T. Geswein	50,000	(6)	*	—	—	50,000	(6)	*
Ira D. Hall	7,008	(7)	*	—	—	7,008	(7)	*
Cleve L. Killingsworth, Jr.	20,123	(8)	*	—	—	20,123	(8)	*
Eustace W. Mita	14,516	(9)	*	—	—	14,516	(9)	*
Terri L. Mulcahey	56,364	(10)	*	—	—	56,364	(10)	*
Philip A. Odeen	44,147	(11)	*	—	—	44,147	(11)	*
Finbarr J. O’Neill	240,000	(12)	*	—	—	240,000	(12)	*
Douglas M. Ventura	196,861	(13)	*	—	—	196,861	(13)	*
Renato Zambonini	2,843		*	—	—	2,843		*
Dale L. Medford(14)	102,273		*	—	—	102,273		*
Michael J. Berry(15)	4,098		*	—	—	4,098		*
Shares beneficially owned by all of our executive officers and directors as a group (15 persons) were:	1,018,986		1.6	13,500,000	100.0	14,518,986		18.9

*	Represents beneficial ownership of less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 30, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. Unless otherwise indicated, voting and investment power relating to the above shares is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

(2)	The total includes 15,103 Class A Shares as to which Mr. Grant holds options exercisable within 60 days. The total also includes 1,181 Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy. Mr. Grant has sole voting and investment power with regard to 11,410 Class A Shares held in his own name. Mr. Grant may be deemed to beneficially own 109,018 Class A Shares owned by a family limited partnership, of which Mr. Grant is a director and 50% shareholder of the corporation which serves as the general partner to the family limited partnership. As a director and shareholder of the corporate general partner, Mr. Grant has shared voting and dispositive power over the shares owned by the family limited partnership. With respect to the 109,018 Class A Shares owned by the family limited partnership, Mr. Grant disclaims beneficial ownership because Mr. Grant does not have a pecuniary interest with respect to these shares. Additionally, the total amount excludes 12,776 Class A Shares held by Mrs. Grant and 88,630 shares held in two trusts as to which Mr. Grant disclaims beneficial ownership. The total amount also does not include 675,000 Class A Shares into which Mr. Grant’s 13,500,000 Class B Shares are convertible at a 20-to-1 ratio.

(3)	The 6,905 shares include 2,044 Class A Shares as to which Ms. Bergeron holds options exercisable within 60 days. The total also includes 1,181 Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy.

(4)	The 27,500 represents Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy.

(5)	The 22,187 shares include 15,103 Class A Shares as to which Dr. Fry holds options exercisable within 60 days. The total also includes 1,181 Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy.

(6)	The 50,000 represents Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy.

(7)	The 7,008 shares include 2,044 Class A Shares as to which Mr. Hall holds options exercisable within 60 days. The total also includes 1,181 Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy.

(8)	The 20,123 shares include 13,550 Class A Shares as to which Mr. Killingsworth, Jr. holds options exercisable within 60 days. The total also includes 1,181 Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy.

(9)	The 14,516 shares include 4,105 Class A Shares as to which Mr. Mita holds options exercisable within 60 days. The total also includes 1,181 Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy.

(10)	The 56,364 shares include 24,061 Class A Shares as to which Ms. Mulcahey holds options exercisable within 60 days. The total also includes 30,080 Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy.

(11)	The 44,147 shares include 28,124 Class A Shares as to which Mr. Odeen holds options exercisable within 60 days. The total also includes 4,913 Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy.

(12)	The 240,000 shares include 100,000 Class A Shares as to which Mr. O’Neill holds options exercisable within 60 days. The total also includes 140,000 Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy. The total amount does not include 577,290 Class A Shares of Restricted Stock in which voting power of such shares were granted to Mr. O’Neill by certain employees pursuant to a proxy as of March 31, 2006.

(13)	The 196,861 shares include 146,378 Class A Shares as to which Mr. Ventura holds options exercisable within 60 days. The total also includes 38,000 Class A Shares of Restricted Stock in which voting power of such shares were granted to a company nominee pursuant to a proxy. The total amount does not include 584,487 Class A Shares of Restricted Stock in which voting power of such shares were granted to Mr. Ventura by certain employees pursuant to a proxy as of March 31, 2006.

(14)	Mr. Medford resigned all positions he held with the Company effective June 1, 2005. Information in the table is based solely upon the last Form 4 filed by Mr. Medford with the SEC on June 1, 2005.

(15)	Mr. Berry resigned all positions held with the Company effective August 20, 2005. Information in the table is based solely upon the last Form 4 filed by Mr. Berry with the SEC on August 22, 2005.

Equity Compensation Plan Information
(In thousands except per share data)

The following table sets forth certain information as of September 30, 2005, regarding compensation plans under which the Company’s equity securities have been authorized for issuance.

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued Upon	Exercise Price of	Future Issuance Under Equity
	Exercise of Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights (a)	and Rights (b)	Reflected in Column (a))

Equity compensation plans approved by shareholders	4,164	$23.29	2,994 (1)
Equity compensation plans not approved by shareholders	2,571	$21.03

Total	6,735	$22.43	2,994

(1)	The total number of Class A Common Shares (“Shares”) authorized for issuance under the Company’s 2004 Executive Stock Incentive Plan and the 2004 REYShare Plus Plan (which were approved by the Company’s shareholders) is 3,300 and 1,100 Shares, respectively. See Note 9 to the Consolidated Financial Statements for additional information regarding the Company’s equity compensation plans.

Following are the features of the equity compensation plans not approved by shareholders.

2001 Shares Plan

On August 7, 2001, the Company’s Board of Directors approved the 2001 Shares Plan. The plan was not approved by our shareholders. The purpose of the plan is to provide employees with an additional incentive to contribute to the Company’s success and to assist it in attracting and retaining the best personnel. The plan provides for the granting of non-qualified stock options to full-time employees and part-time, benefits-eligible employees who are not eligible to participate in any other stock option plans. The directors and key employees of the Company participate in the Stock Option Plan — 1995, which was approved by our shareholders, and, therefore, they do not participate in this plan.

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

1996 Shares Plan

On August 6, 1996, the Board of Directors adopted the 1996 Shares Plan. This plan was not approved by the Company’s shareholders. The terms of the plan are substantially similar to the terms of the 2001 Shares Plan described above. The plan expired on September 30, 2001 and was succeeded by the 2001 Shares Plan. Accordingly, no new stock options may be granted under the plan. The options granted under the plan had a term of ten years. Therefore, options issued under the plan remain outstanding.

ITEM 13.	Certain Relationships and Related Transactions

During the fiscal year ended 2005, we paid approximately a total of $191,107.94 (US) and $85,135.02 (CAN) to Avaya, Inc. for the purchase of certain equipment and software, installation and other services and support for the Company’s facilities, and for continuation of other communication-related services. Mr. Odeen, one of our current directors, also serves as a director of Avaya and served as interim CEO of the Company from July 2004 to January 2005.

ITEM 14.	Principal Accountant Fees and Service

The following table presents fees billed for professional services by Deloitte & Touche LLP for the fiscal years ended September 30, 2004 and September 30, 2005.*

	2004**	2005

Audit Fees	$476,810	$1,652,720
Audit-Related Fees	$172,345	$355,709
Tax Fees	$488,363	$105,325
Tax Fees — Other	$986,750	$22,315
All Other Fees	$—	$—

Total	$2,124,268	$2,136,069

*	Audit-Related Fees are expected to increase for fiscal year ended September 30, 2006 as a result of the additional services provided by Deloitte & Touche LLP in connection with the comment and review process conducted by the Staff of the Division of Corporation Finance of the SEC from March 2005 through March 2006 with regard to the Company’s periodic reports.

**	The addition of the “Tax Fees — Other” category was not included in our 2004 proxy statement. At the request of Institutional Shareholders Services (ISS), the Company broke off a portion of its “Tax Fees” into the “Tax Fees — Other” category. A more detailed description of this additional category is set forth below.

Audit Fees

This category includes services rendered for the audit of the Company’s annual financial statements, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for the Sarbanes Oxley Section 404 attestation beginning in fiscal 2005. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. The services rendered are in connection with the audits of the Company’s benefit plans, performance of a Service Auditors Report (SAS70), and consultation in connection with the Company’s response to SEC letters. None of the fees for fiscal years 2004 or 2005 were approved after the provision of services.

Tax Fees

This category consists of payments for tax preparation and compliance services. None of the fees for fiscal years 2004 or 2005 were approved after the provision of services.

Tax Fees — Other

On May 4, 2004, the Audit Committee directed the Company and Deloitte & Touche LLP to convert two previously existing contingent fee arrangements to a fixed fee basis. This category includes payments made under those new fixed fee and hourly rate structures for strategic tax reviews and research and development tax credit studies ($917,002 in 2004 and $22,315 in 2005), as well as for tax advice relating to merger and acquisition activities ($69,748 in 2004). None of the fees for fiscal years 2004 or 2005 were approved after the provision of services.

All Other Fees

No services were provided to the Company other than those services described above during fiscal years 2004 and 2005.

The Audit Committee has considered whether the provision of services by Deloitte & Touche LLP not related to the audit of the financial statements for the fiscal years ended September 30, 2004 and September 30, 2005 and to the reviews of the interim financial statements included in the Company’s Forms 10-Q for the quarters ended December 31, 2003, March 31, 2004, June 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005 is compatible with maintaining Deloitte & Touche LLP’s independence, and has determined that the provision of such non-audit services does not adversely impact their independence.

Audit Committee Pre-approval Process for Audit and Permissible Non-audit Services

The Audit Committee is responsible for appointing, setting compensation of and overseeing the work performed by the independent external auditor. The Audit Committee has adopted policies and procedures regarding the pre-approval of all audit and permissible non-audit services provided by the independent external auditor. Pre-approval is obtained either in advance of the engagement of the independent external auditor or pursuant to a pre-approval policy adopted by the Audit Committee. Projects are approved at the quarterly meetings of the Audit Committee. If a project requiring pre-approval surfaces between meetings, the Audit Committee has delegated authority to the Committee Chairperson to provide the required pre-approval; provided that such pre-approval is subsequently presented to the entire Audit Committee at its next meeting. The Audit Committee receives a quarterly schedule of all projects and related billings currently underway with the independent external auditor. The Audit Committee also monitors the SEC’s requirements and modifies their pre-approval process, policies and procedures as needed.

PART IV
(Dollars in thousands)

ITEM 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following Consolidated Financial Statements of the Company are set forth on pages F-1 through F-35.

Report of Independent Registered Public Accounting Firm

Statements of Consolidated Income — For the Years Ended September 30, 2005, 2004 (Restated) and 2003 (Restated)

Consolidated Balance Sheets — September 30, 2005 and 2004 (Restated)

Statements of Consolidated Shareholders’ Equity and Comprehensive Income — For The Years Ended September 30, 2005, 2004 and 2003

Statements of Consolidated Cash Flows — For the Years Ended September 30, 2005, 2004 (Restated) and 2003 (Restated)

Notes to Consolidated Financial Statements (Including Supplementary Data)

(a) (2) Financial statement schedules for each of the three years in the period ended September 30, 2004 are attached hereto:

Schedule II — Valuation Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Item

(3)(a)	Amended Articles of Incorporation, Restatement effective February 9, 1995; incorporated by reference to Exhibit A of the Company’s definitive proxy statement dated January 5, 1995 filed with the SEC.
(3)(b)	Amendment to Amended and Restated Articles of Incorporation, effective April 25, 1997; incorporated by reference to Exhibit 2 of the Company’s Form 8A/A dated October 20, 1998 filed with the SEC.
(3)(c)	Amendment to Amended and Restated Articles of Incorporation, effective April 18, 2001; incorporated by reference to Exhibit (3) (c) to Form 10-K for the fiscal year ended September 30, 2001.
(3)(d)	Amended and Restated Consolidated Code of Regulations; incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated January 8, 2001 filed with the SEC.
(4)(a)	Copies of the agreements relating to long-term debt, which are not required as exhibits to this Form 10-K, will be provided to the SEC upon request.
(4)(b)	Amended and Restated Rights Agreement between The Reynolds and Reynolds Company and Wells Fargo Bank, N.A. as successor Rights Agent dated as of December 1, 2001; incorporated by reference to Exhibit (4) (b) to Form 10-K for the fiscal year ended September 30, 2001.
(4)(c)	Appointment of Wells Fargo Bank, N.A. dated October 26, 2004 as successor Rights Agent to the Amended and Restated Rights Agreement dated December 1, 2001; incorporated by reference to Exhibit (4) (c) to Form 10-K for the fiscal year ended September 30, 2004.
(9)	Not applicable.
(10)(a)*	Amended and Restated Employment Agreement with Lloyd G. Waterhouse, as of September 2, 2003; incorporated by reference to Exhibit (10)(a) to Form 10-K for the fiscal year ended September 30, 2003.
(10)(b)*	Agreement with Lloyd G. Waterhouse, Former Chief Executive Officer, Chairman and President, dated July 29, 2004; incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 13, 2004 filed with the SEC.
(10)(c)*	Employment Agreement with Dale L. Medford dated as of May 7, 2001; incorporated by reference to Exhibit (10)(d) to Form 10-K for the fiscal year ended September 30, 2001.
(10)(d)	Separation Agreement with Dale L. Medford dated as of May 31, 2005; incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated August 9, 2005 filed with the SEC.
(10)(e)	Consultant Agreement with Dale L. Medford dated as of May 31, 2005; incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q dated August 9, 2005 filed with the SEC.
(10)(f)*	Employment Agreement with Douglas M. Ventura dated as of December 1, 2001; incorporated by reference to Exhibit (10)(f) to Form 10-K for the fiscal year ended September 30, 2001.
(10)(g)	Employment Agreement with Finbarr J. O’Neill dated as of December 31, 2004; incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated February 9, 2005 filed with the SEC.
(10)(h)	Employee Offer Letter/Agreement with Terri L. Mulcahey dated as of March 10, 2005; incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated August 9, 2005 filed with the SEC.
(10)(i)	Employee Offer Letter/Agreement with Scot K. Eisenfelder dated as of March 14, 2005; incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q dated August 9, 2005 filed with the SEC.
(10)(j)	Employee Offer Letter/Agreement with Gregory T. Geswein dated as of July 28, 2005.
(10)(k)	Employee Offer Letter/Agreement with Robert S. Guttman dated as of July 18, 2005.

Exhibit No.	Item

(10)(l)	Employee Offer Letter/Agreement with Yen-Ping Shan dated as of October 27, 2005.
(10)(m)*	Form of Retention Agreement, effective August 16, 2004, between the Company and each of Messrs. Medford, Ventura, Berry and eleven other officers; incorporated by reference to Exhibit (10)(g) to Form 10-K for the fiscal year ended September 30, 2004.
(10)(n)*	Form of Change in Control Agreement, effective October 1, 2004, between the Company and each of Messrs. Medford, Ventura, Gapinski, Berry, O’Neill, Geswein, Mulcahey, Eisenfelder, Shan and certain other officers; incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated October 6, 2004 filed with the SEC.
(10)(o)*	General form of Indemnification Agreement between the Company and each of its directors dated as of August, 6, 2002; incorporated by reference to Exhibit (10)(j) to form 10-K for the fiscal year ended September 30, 2002.
(10)(p)*	Restated Stock Option Plan — 1995, effective November 13, 2001; incorporated by reference to Exhibit (10)(k) to Form 10-K for the fiscal year ended September 30, 2001.
(10)(q)*	1996 Shares Plan, adopted August 6, 1996; incorporated by reference to Exhibit 4(e) to Form S-8 filed on August 13, 1999.
(10)(r)*	Amended and Restated 2004 Executive Stock Incentive Plan effective November 8, 2004; incorporated by reference to Exhibit (10)(m) to Form 10-K for the fiscal year ended September 30, 2004.
(10)(s)	Forms of Stock Incentive Agreements to be issued by the Company to executive officers and other participants under the Amended and Restated 2004 Executive Stock Incentive Plan effective November 8, 2004 and its predecessor effective February 12, 2004; incorporated by reference to Exhibit (10)(n) to Form 10-K for the fiscal year ended September 30, 2004.
(10)(t)	Forms of Stock Incentive Agreements to be issued by the Company to executive officers and other participants under the Amended and Restated 2004 Executive Stock Incentive Plan effective December 1, 2005; incorporated by reference to Exhibits 10.1-10.6 of Form 8-K filed December 6, 2005 with the SEC.
(10)(u)*	2001 Shares Plan, adopted August 7, 2001; incorporated by reference to Exhibit 4(g) to Form S-8 filed on October 1, 2001.
(10)(v)*	Description of The Reynolds and Reynolds Company Annual Incentive Compensation Plan adopted as of October 1, 1986; incorporated by reference to Exhibit (10)(t) to Form 10-K for the fiscal year ended September 30, 1987.
(10)(w)*	Description of The Reynolds and Reynolds Company Amended and Restated Annual Incentive Compensation Plan effective October 1, 1995; incorporated by reference to Exhibit (10)(ff) to Form 10-K for the fiscal year ended September 30, 1995.
(10)(x)*	The Reynolds and Reynolds Company Retirement Plan Revised and Restated effective October 1, 1997; incorporated by reference to Exhibit (10)(bb) to Form 10-K for the fiscal year ended September 30, 2003.
(10)(y)*	The Reynolds and Reynolds Company Supplemental Retirement Plan Restatement dated October 1, 2002; incorporated by reference to Exhibit (10)(s) to Form 10-K for the fiscal year ended September 30, 2004.
(10)(z)*	General Form of Deferred Compensation Agreement between the Company and each of the following officers: R. H. Grant, III, and Dale L. Medford; incorporated by reference to Exhibit (10)(p) to Form 10-K for the fiscal year ended September 30, 1983.
(10)(aa)*	Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Deferred Compensation Agreements between the Company and Dale L. Medford; incorporated by reference to Exhibit (10)(fff) to Form 10-K for the fiscal year ended September 30, 1989.
(10)(bb)*	Resolution of the Board of Directors and General Form of Amendment dated December 1, 1989 to the Non-Qualified Compensation and Disability Benefit between the Company and each of the following officers: Michael J. Gapinski and Dale L. Medford; incorporated by reference to Exhibit (10)(hhh) to Form 10-K for the fiscal year ended September 30, 1989.

Exhibit No.	Item

(10)(cc)*	Amendment No. 3 to Loan Funding Agreement dated May 19, 2004 among Reyna Funding, L.L.C., Jupiter Securitization Corporation and Bank One, N.A.; incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q dated August 13, 2004 filed with the SEC.
(10)(dd)*	Credit Agreement dated April 4, 2004 among the Company, Reyna Capital Corporation, Credit Lyonnais New York Branch and JPMorgan Chase Bank; incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated August 13, 2004 filed with the SEC.
(10)(ee)	Agreement dated March 11, 1963, between the Company and Richard H. Grant, Jr., restricting transfer of Class B Common Stock of the Company; incorporated by reference to Exhibit 9 to Registration Statement No. 2-40237 on Form S-7.
(10)(ff)	Amendment dated February 14, 1984 to Richard H. Grant, Jr.’s Agreement restricting transfer of Class B Common Stock of the Company dated March 11, 1963; incorporated by reference to Exhibit (10)(u) to Form 10-K for the fiscal year ended September 30, 1984
(11)	Not applicable
(12)	Computation of Ratio of Earnings to Fixed Charges.
(13)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries
(22)	Not applicable
(23)	Consent of Independent Registered Public Accounting Firm
(24)	Not Applicable
(31.1)	Certification of Chief Executive Officer.
(31.2)	Certification of Chief Financial Officer.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Contracts or compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 15(a)(3) of this report.

Please refer to Part IV, Item 15(a)(3).

(c) Consolidated Financial Statements

Individual financial statements and schedules of the Company’s consolidated subsidiaries are omitted from this Annual Report on Form 10-K because Consolidated Financial Statements and schedules are submitted and because the registrant is primarily an operating company and all subsidiaries included in the Consolidated Financial Statements are wholly owned.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE REYNOLDS AND REYNOLDS COMPANY

Date: May 15, 2006

By:	/s/ Gregory T. Geswein
GREGORY T. GESWEIN,
Senior Vice President,
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2006

By:	/s/ Finbarr J. O’Neill
FINBARR J. O’NEILL
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2006

By:	/s/ Gregory T. Geswein
GREGORY T. GESWEIN
Senior Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Date: May 15, 2006

By:	/s/ Philip A. Odeen
PHILIP A. ODEEN, Chairman

Date: May 15, 2006

By:	/s/ Stephanie W. Bergeron
STEPHANIE W. BERGERON,
Director

S-1

Date: May 15, 2006

By:	/s/ Dr. David E. Fry
DR. DAVID E. FRY, Director

Date: May 15, 2006

By:	/s/ Richard H. Grant, III
RICHARD H. GRANT, III, Director

Date: May 15, 2006

By:	/s/ Ira D. Hall
IRA D. HALL, Director

Date: May 15, 2006

By:	/s/ Cleve L. Killingsworth, Jr.
CLEVE L. KILLINGSWORTH, JR.
Director

Date: May 15, 2006

By:	/s/ Eustace W. Mita
EUSTACE W. MITA, Director

Date: May 15, 2006

By:	/s/ Renato Zambonini
RENATO ZAMBONINI, Director

S-2

Report of Independent Registered Public Accounting Firm

To the Shareholders of
The Reynolds and Reynolds Company:

We have audited the accompanying consolidated balance sheets of The Reynolds and Reynolds Company and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related statements of consolidated income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule included as Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Reynolds and Reynolds Company and subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 15, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2, the accompanying consolidated financial statements for the years ended September 30, 2004 and September 30, 2003, have been restated.

DELOITTE & TOUCHE LLP

Dayton, Ohio
May 15, 2006

Statements of Consolidated Income
(In thousands except per share data)

		2004	2003
		As Restated	As Restated
For the Years Ended September 30	2005	See Note 2	See Note 2

Net Sales and Revenues
Product	$633,709	$659,809	$673,547
Services	308,843	290,618	298,166
Financial services	26,528	31,814	36,532

Total net sales and revenues	969,080	982,241	1,008,245

Cost of sales
Product	287,842	227,268	234,104
Services	209,945	203,955	205,898
Financial services	7,035	7,264	8,843

Total cost of sales	504,822	438,487	448,845

Gross profit	464,258	543,754	559,400
Selling, general and administrative expenses	418,902	399,776	383,762

Operating Income	45,356	143,978	175,638

Other Charges (Income)
Interest expense	6,224	4,935	3,842
Interest income	(3,724)	(2,005)	(2,705)
Other — net	(1,880)	(3,673)	(3,221)

Total other charges ( income)	620	(743)	(2,084)

Income Before Income Taxes	44,736	144,721	177,722
Income Taxes	20,432	54,074	69,375
Equity in (income) of affiliated companies, net of income taxes	(8,983)	(1,996)	(1,453)

Net Income	$33,287	$92,643	$109,800

Earnings per Common Share
Class A common
Basic Earnings Per Class A Common Share
Net income	$0.53	$1.40	$1.61
Average number of common shares outstanding	62,711	65,320	67,610
Diluted Earnings Per Class A Common Share
Net income	$0.51	$1.37	$1.56
Average number of common shares and equivalents outstanding	64,879	67,815	70,583
Class B Common
Basic and Diluted Earnings Per Common Share
Net income	$0.03	$0.07	$0.08
Average number of common shares outstanding	13,918	14,399	15,929

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
(In thousands)

		2004			2004
		As Restated			As Restated
September 30	2005	See Note 2		2005	See Note 2

ASSETS			LIABILITIES
Current Assets			Current Liabilities
Cash and equivalents	$133,403	$80,673	Current portion of long-term debt	$39,261	$15,400

Marketable Securities		37,020	Accounts payable

Trade accounts receivable (less allowance for doubtful accounts: 2005 — $5,071; 2004 — $6,404)	97,026	102,293	Trade	35,419	35,197

Other accounts receivables	2,521	3,637	Other	6,005	6,960

Net Finance Receivables	129,032	133,627	Accrued liabilities

Inventories			Compensation and related items	40,038	28,315
Finished products	11,452	12,420	Income taxes	8,242	17,230
Work in process	317	314	Other	46,188	29,321
Raw materials and supplies	154	109	Deferred revenues	40,571	27,871

Total inventories	11,923	12,843	Deferred income taxes		11,391

Deferred income taxes	9,522		Total current liabilities	215,724	171,685

Prepaid expenses and other assets	39,859	25,126	Long-Term Debt — Automotive Solutions	100,237	103,512

Total current assets	423,286	395,219	Long-Term Debt — Financial Services	152,883	176,731

Property, Plant and Equipment			Total Long-Term Debt	253,120	280,243

Land and improvements	9,468	9,527	Deferred Income Taxes		23,029

Buildings and improvements	97,903	89,397	Other Liabilities
Computer equipment	122,006	125,597	Pensions	51,324	32,232
Machinery and equipment	42,637	41,714	Postretirement medical	42,365	43,614
Furniture and other	41,592	40,583	Other	9,077	6,137

Construction in progress	523	7,994	Total other liabilities	102,766	81,983

Total property, plant and equipment	314,129	314,812	Total Liabilities	571,610	556,940

Less accumulated depreciation	138,974	136,332	Shareholders’ Equity

Net property, plant and equipment	175,155	178,480	Capital Stock

Intangible Assets			Preferred
Goodwill	43,996	48,366	Class A common — shares issued and outstanding: 62,012 in 2005, 64,126 in 2004	390,019	345,914
Software licensed to customers	4,966	83,757	Class B common — convertible to Class A common; shares issued and outstanding: 13,500 in 2005, 14,000 in 2004	422	438
Acquired intangible assets	32,671	35,315	Accumulated Other Comprehensive Losses	(27,537)	(13,739)
Other	6,677	7,490	Retained Earnings	21,582	137,204

Total intangible assets	88,310	174,928	Total Shareholders’ Equity	384,486	469,817

Net Finance Receivables	201,342	218,022

Deferred Income Taxes	20,419

Other Assets	47,584	60,108

Total Assets	$956,096	$1,026,757	Total Liabilities and Shareholders’ Equity	$956,096	$1,026,757

See Notes to Consolidated Financial Statements.

Statements of Consolidated Shareholders’ Equity and Comprehensive Income
(In thousands except per share data)

For the Years Ended September 30	2005	2004	2003

Capital Stock
Class A common
Balance, beginning of year	$345,914	$299,310	$246,052
Capital stock issued	64,961	53,589	49,692
Converted from Class B common	16	31	31
Capital stock repurchased	(30,744)	(22,363)	(14,971)
Capital stock retired	(222)	(664)	(291)
Stock-based compensation	9,526	11,584	14,833
Tax benefits from stock-based compensation	568	4,427	3,964

Balance, end of year	390,019	345,914	299,310

Class B common
Balance, beginning of year	438	469	500
Converted to Class A common	(16)	(31)	(31)

Balance, end of year	422	438	469

Accumulated Other Comprehensive Income (Losses)
Balance, beginning of year	(13,739)	(32,446)	(14,234)
Foreign currency translation	2,666	1,599	3,757
Minimum pension liability, net	(17,035)	15,751	(23,002)
Net unrealized income on derivative contracts	571	1,357	1,033

Balance, end of year	(27,537)	(13,739)	(32,446)

Retained Earnings
Balance, beginning of year	137,204	207,578	240,702
Net income	33,287	92,643	109,800
Cash dividends
Class A common (2005 — $.44 per share;
2004 — $.44 per share; 2003 — $.44 per share)	(27,721)	(28,647)	(29,672)
Class B common (2005 — $.022 per share;
2004 — $.022 per share; 2003 — $.022 per share)	(305)	(314)	(352)
Capital stock repurchased	(120,883)	(134,056)	(112,900)

Balance, end of year	21,582	137,204	207,578

Total Shareholders’ Equity	$384,486	$469,817	$474,911

Comprehensive Income (Losses)
Net income	$33,287	$92,643	$109,800
Foreign currency translation	2,666	1,599	3,757
Minimum pension liability, net of income tax provision (benefit) of $(10,298) in 2005 and $10,580 in 2004 and ($15,072) in 2003	(17,035)	15,751	(23,002)
Net unrealized income on derivative contracts, net of income tax provisions of $398 in 2005, $915 in 2004 and $581 in 2003	571	1,357	1,033

Total comprehensive income	$19,489	$111,350	$91,588

See Notes to Consolidated Financial Statements.

Statements of Consolidated Cash Flows
(In thousands)

		2004	2003
		As Restated	As Restated
For the Years Ended September 30	2005	See Note 2	See Note 2

Cash Flows Provided by (Used for) Operating Activities:
Net Income	$33,287	$92,643	$109,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,062	48,421	36,292
Provision for doubtful accounts	7,717	11,225	9,184
Stock-based compensation expense	9,645	11,639	14,833
Deferred income taxes	(54,641)	(16,283)	24,618
Net (gains) losses from sales of assets	(527)	(2,636)	289
Changes in operating assets and liabilities:
Accounts receivable	2,317	27,952	(28,283)
Finance receivables originated	(90,587)	(106,594)	(137,974)
Collections of finance receivables	119,552	156,471	137,354
Inventories	920	(411)	933
Prepaid expenses and other assets	(10,543)	(11,992)	4,881
Accounts payable	(3,039)	(6,344)	313
Accrued and other liabilities	31,741	(9,999)	(24,829)

Net cash provided by operating activities	161,904	194,092	147,411

Cash Flows Provided by (Used for) Investing Activities:
Business combinations	(1,800)	(12,145)	(11,714)
Capital expenditures	(29,028)	(33,791)	(57,818)
Net proceeds from sales of assets	8,209	16,053	9,570
Capitalization of software licensed to customers			(16,270)
Marketable securities purchased	(35,000)	(27,100)	(107,700)
Marketable securities sold	72,020	19,180	134,500
Finance receivables originated	(23,754)	(23,692)	(6,844)
Collections of finance receivables	12,413	13,393	15,568

Net cash provided by (used for) investing activities	3,060	(48,102)	(40,708)

Cash Flows Provided by (Used for) Financing Activities:
Additional borrowings	27,000	12,550	0
Principal payments on debt	(26,986)	(24,462)	(24,545)
Cash dividends paid	(28,026)	(28,961)	(30,024)
Capital stock issued	64,739	52,925	49,401
Capital stock repurchased	(151,627)	(156,419)	(127,871)

Net cash used for financing activities	(114,900)	(144,367)	(133,039)

Effect of Exchange Rate Changes on Cash	2,666	1,599	3,757

Increase (Decrease) in Cash and Equivalents	52,730	3,222	(22,579)
Cash and Equivalents — Beginning of Year	80,673	77,451	100,030

Cash and Equivalents — End of Year	$133,403	$80,673	$77,451

Non-Cash Capital Expenditures Included in Accounts Payable	$2,306

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in thousands, except for per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. Intercompany balances and transactions are eliminated. The local currency is the functional currency for the Company’s foreign subsidiaries. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates and adjustments resulting from these financial statement translations are included with accumulated other comprehensive losses on the consolidated balance sheet. Revenues and expenses are translated at average rates prevailing during the period.

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. The use of estimates and judgments may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Concentrations of Credit Risk

The Company is a leading provider of information management systems and services to automobile dealers. Substantially all finance receivables and accounts receivable are from automobile dealers.

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

Inventories

Inventories are stated at the lower of cost or market. Costs of documents inventories are determined by the last-in, first-out (LIFO) method. At September 30, 2005 and 2004, LIFO inventories were $3,944 and $4,587, respectively. These inventories, if determined by the first-in, first-out (FIFO) method, would increase by $3,428 in 2005 and $3,536 in 2004. For other inventories, comprised primarily of computer equipment, cost is determined by specific identification or the FIFO method. Market is based on net realizable value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation and amortization is provided over the estimated useful service lives of the assets or asset groups, principally on the straight-line method for financial reporting purposes. Estimated asset lives are:

Years

Land improvements	10
Buildings and improvements	3 — 33
Computer equipment	3 — 5
Machinery and equipment	3 — 20
Furniture and other	3 — 15

In August 1997, the Company entered into an agreement with a trust for the construction and lease of an office building near Dayton, Ohio. This lease was accounted for as an operating lease for financial reporting purposes. On July 1, 2003, the Company purchased the aforementioned office building from the trust for cash of $28,800 and terminated the lease agreement.

Software Licensed to Customers

The Company capitalizes certain costs of developing its software products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Technological feasibility is established either by creating a detail program design or a tested working model. Judgment is required in determining when technological feasibility of a product is established. The Company follows a standard process for developing software products. This process has five phases: selection, definition, development, delivery and general customer acceptability (GCA). When using proven technology, management believes that technological feasibility is established upon the completion of the definition phase (detail program design). When using newer technology, management believes that technological feasibility is established upon completion of the delivery phase (tested working model). Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers (GCA). Software development costs consist primarily of payroll and benefits for both employees and outside contractors. Upon general release of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenues for each product bears to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product, ranging from three to seven years. The unamortized balance of software licensed to customers is compared to its net realizable value annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. Future cash flows are forecasted based on management’s estimates of future events and could be materially different from actual cash flows. If the carrying value of the asset is considered impaired, an impairment charge is recorded for the amount by which the unamortized balance of the asset exceeds its net realizable value. On July 19, 2005 the Company’s board of directors decided to stop marketing, selling and installing the Reynolds Generation Series Suite dealer management system for automobile dealers. As a result of this decision, the Company wrote off capitalized software development costs of $66,558, which is included in amortization expense. Amortization expense for software licensed to customers was $78,582 in 2005, $18,823 in 2004 and $3,455 in 2003. As of September 30, 2005 and 2004, accumulated amortization was $134,215 and $55,455, respectively.

Long-Lived Assets

The Company has completed numerous business combinations over the years. These business combinations result in the acquisition of intangible assets and the recognition of goodwill on the Company’s Consolidated Balance Sheet. The Company accounts for these assets under the provisions of SFAS No. 141, “Business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized, but tested for impairment at least annually. SFAS No. 141 also requires recognized intangible assets with finite useful lives to be amortized over their useful lives. Long-lived assets, goodwill and intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. Future cash flows are forecasted based on management’s estimates of future events and could be materially different from actual cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

Equity Investments

The Company records pre-tax income under the equity method for its 33.5% interest in ChoiceParts, LLC. ChoiceParts was formed to provide a virtual parts exchange to the automobile parts market. The Company recorded pre-tax income of $11,453 in 2005 and $581 in 2004, and a pre-tax loss of $113 in 2003. In 2005, pre-tax income from Choiceparts included $11,177, representing the Company’s share of ChoiceParts’ favorable litigation settlement. After income taxes, the Company’s net income from ChoiceParts was $7,407 in 2005 and $376 in 2004 with a net loss of $73 in 2003. ChoiceParts is in the process of shutting down operations.

The Company records pre-tax income under the equity method for its 20% interest in Computerized Vehicle Registration (CVR). CVR provides on-line vehicle registration to automobile dealers. The Company recorded pre-tax income from CVR of $2,498 in 2005, $2,567 in 2004 and $2,419 in 2003. After income taxes, the Company’s net income from CVR was $1,576 in 2005, $1,620 in 2004 and $1,526 in 2003.

Revenue Recognition

Automotive Solutions

Revenues from the Company’s multiple element arrangements are primarily accounted for in accordance with the general revenue recognition provisions of Staff Accounting Bulletin Topic 13. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. The Company’s multiple element arrangements include computer hardware, software licenses, hardware installation services, software training services and recurring maintenance services (which consist of hardware maintenance and software support). The Company applies the guidance of Emerging Issues Task Force Issue (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine its units of accounting and to allocate revenue among those units of accounting.

In a transaction containing a sales-type lease, hardware revenues are recognized at the present value of the payments allocated to the hardware lease element upon the commencement of the lease (after software training services have been performed). Revenues from software, hardware installation services and software training services are recognized, as a combined unit of accounting, as software training services are performed. Software training is typically completed between one and five months after shipment of the hardware.

In a transaction that does not contain a lease, revenues from hardware, software, hardware installation services and software training services are recognized, as a combined unit of accounting, as software training services are performed. Software training is typically completed between one and five months after shipment of the hardware.

Recurring maintenance services are recognized ratably over the contract period as services are performed.

Software revenues which do not meet the criteria set forth in EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” are considered service revenues and are recorded ratably over the contract period as services are provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consulting revenues are recorded over the period that services are performed. The Company also provides certain transaction-based services for which it records revenues once services have been performed. Sales of documents products are recorded upon shipment, as title passes to customers.

Financial Services

Financial Services revenues consist primarily of interest earned on financing the Company’s computer systems sales. Revenues are recognized over the lives of financing contracts, generally five years, using the effective interest method.

Deferred Costs

The Company defers certain set-up and training costs, material costs and sales compensation costs for which revenues have not yet been recognized. These deferred costs are amortized to expense over the contract period or as revenues are recognized.

Lease Obligations

The Company leases premises and equipment under operating lease agreements. Certain of these leases contain renewal and purchase options and residual values guarantees. As of September 30, 2005, future minimum lease payments relating to operating lease agreements were $28,785 with annual payments of $6,245 in 2006, $4,935 in 2007, $3,799 in 2008, $3,396 in 2009 and $1,698 in 2010. Rental expenses were $18,700 in 2005, $19,896 in 2004 and $19,630 in 2003.

Commitments

During 2001, the Company entered into an agreement to outsource certain computer services. This agreement requires annual payments of approximately $19,205 over the eight-year term of the agreement.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development consist primarily of software development associated with new products, enhanced features and functionality, and compliance updates to existing products. Research and development costs were $96,000 in 2005, $93,000 in 2004 and $72,000 in 2003.

Income Taxes

The company and its domestic subsidiaries file a consolidated U.S. federal income tax return. No deferred income tax liabilities have been provided on the undistributed earnings of these domestic subsidiaries because, under current U.S. income tax law, these earnings could be distributed to the parent company with no tax consequences. Undistributed earnings of domestic subsidiaries were $161,388 as of September 30, 2005. No deferred income tax liabilities have been provided on the undistributed earnings of the foreign subsidiaries because these earnings are permanently reinvested. Undistributed earnings of foreign subsidiaries were $28,080 as of September 30, 2005.

Earnings Per Common Share

Net income is allocated to each class of common stock, with the distributed income allocated based on dividends paid and undistributed income allocated based on contractual rights of the common shareholders. Basic earnings per common share (EPS) is computed by dividing income by the weighted average number of common shares outstanding during the period for each class of common stock. Diluted EPS is computed by dividing income by the weighted average number of common shares and potential common shares outstanding during each period for each class of common stock. The Company’s Class A potential undistributed common shares represent the effect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of employee stock options, restricted stock awards and conversion of Class B common shares. There are no Class B potential common shares. See Note 2 to the Consolidated Financial Statements for information regarding the restatement of earnings per common share.

	2005	2004	2003

Allocation of Basic Net Income
Net income	$33,287	$92,643	$109,800
Less: dividends paid
Class A	27,721	28,647	29,672
Class B	305	314	352

Undistributed earnings	$5,261	$63,682	$79,776

Allocation of undistributed earnings to Class A shares:	$5,203	$62,988	$78,847
Allocation of undistributed earnings to Class B shares:	$58	$694	$929

	Class A	Class B	Class A	Class B	Class A	Class B

Distributed earnings	$27,721	$305	$28,647	$314	$29,672	$352
Undistributed earnings	5,203	58	62,988	694	78,847	929

Totals	$32,924	$363	$91,635	$1,008	$108,519	$1,281

Allocation of Diluted Net Income
Numerator used for basic EPS	$32,924	$363	$91,635	$1,008	$108,519	$1,281
Add back: earnings allocated to Class B shareholders	363		1,008		1,281

Numerator used for diluted EPS	$33,287	$363	$92,643	$1,008	$109,800	$1,281

Average Number of Common Shares and Equivalents Outstanding
Denominator used for basic EPS	62,711	13,918	65,320	14,399	67,610	15,929
Effect of employee stock options and restricted stock awards	1,472		1,775		2,177
Shares issuable upon conversion of Class B shares	696		720		796

Denominator used for diluted EPS	64,879	13,918	67,815	14,399	70,583	15,929

Employee stock options outstanding and restricted stock awards to acquire 981 shares in 2005, 1,244 shares in 2004 and 608 shares in 2003 were not included in the computation of diluted earnings per common share because the effect of either the options’ exercise price or the unamortized expense of restricted stock awards, in relation to the average market price of the common shares would be antidilutive.

Stock-Based Employee Compensation

Effective October 1, 2003, the Company elected to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at the grant date based on the fair value of the award and is recognized as expense over the vesting period. SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” provides three alternative methods for reporting this change in accounting principle. The Company elected the retroactive restatement method which required that all periods presented be restated to reflect stock-based compensation cost under the fair value-based accounting method of SFAS No. 123 for all awards granted, modified or settled in fiscal years beginning after December 15, 1994.

Reclassifications

Certain reclassifications were made to prior years’ Consolidated Financial Statements to conform with the presentation used in 2005, primarily as described in Note 2 to the Consolidated Financial Statements.

2.	CORRECTION OF PRIOR PERIOD ERRORS

The Company reviewed its accounting for arrangements with multiple deliverables and determined that it had not recognized revenue in accordance with Staff Accounting Bulletin Topic 13, “Revenue Recognition”, or Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In addition, the Company identified errors related to lease expiration payments received from customers and payments received from a software development partner. The Company has determined that the cumulative effect of these errors, an $11,761 reduction in revenue and a $676 or $.01 per Class A common share reduction in net income and earnings per share, respectively, is not material. Accordingly, the Company has recorded the cumulative effect of these errors during the quarter ended September 30, 2005.

Restatements

In 2005, the Company corrected its classification of auction rate securities from cash and equivalents to marketable securities, according to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The effect of this restatement was to reduce cash and equivalents and increase marketable securities by $37,020 as of September 30, 2004, $29,100 as of September 30, 2003 and $55,900 as of September 30, 2002. The Company purchased marketable securities of $35,000 in 2005, $27,100 in 2004 and $107,700 in 2003 and sold marketable securities of $72,020 in 2005, $19,180 in 2004 and $134,500 in 2003. Purchases and sales of marketable securities were considered investing activities for purposes of reporting cash flows.

The Company also restated its prior financial statements to report basic and diluted earnings per share for all classes of common stock. Previously, the Company had not reported earnings per Class B common share. There was no change to earnings per Class A common share.

Revisions

In 2005, the Company revised its prior financial statements to reclassify the assets and liabilities of Financial Services into current and long-term portions. The Company also changed its presentation of cash flows to present a Statement of Consolidated Cash Flows. Previously, the Company had presented a separate statement of cash flows for Automotive Solutions and Financial Services. The prior years’ statements of cash flows were restated to conform to the new presentation.

In February 2005, the Securities and Exchange Commission (SEC) published a letter related to the statement of cash flows. This letter clarified that cash flows for finance receivables related to sales of the Company’s products and services should be considered operating activities in the statement of cash flows. The Company historically reported cash flows from finance receivables as investing activities in the statement of cash flows. Cash flows for finance receivables representing financing of customers’ purchases from other suppliers will continue to be considered investing activities in the Statements of Consolidated Cash Flows. Additionally, cash flows from intercompany receivables, which were included in trade accounts receivables, were historically included in operating activities, even though no cash was received by the Company on a consolidated basis when the sale was made to the customer. The Company restated its Statements of Consolidated Cash Flows to comply with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC interpretation and reflect the fact that no cash is received upon the initial sale and to properly classify cash receipts from the sales of products and services as operating activities. This reclassification did not change total cash flow.

The following table summarizes the effects of revisions and restatements on the consolidated balance sheet as of September 30, 2004 and the statements of consolidated cash flows for the years ended September 30, 2003 and 2004.

	As			As Restated
	Reported	Revisions	Restatements	and Revised

Consolidated Balance Sheet as of September 30, 2004
Assets
Cash and equivalents	$117,693		$(37,020)	$80,673
Marketable securities	0		37,020	37,020
Finance receivables — current	0	$133,627		133,627
Deferred income taxes — current	14,650	(14,650)		0
Prepaid expenses and other assets	25,039	87		25,126
Computer equipment	125,230	367		125,597
Furniture and other	40,541	42		40,583
Less accumulated depreciation	(135,956)	(376)		(136,332)
Finance receivables — long-term	351,649	(133,627)		218,022
Deferred income taxes — long-term	0	0		0
Other assets	79,688	(19,580)		60,108

Liabilities
Current portion of long-term debt — Financial Services	0	15,400		15,400
Accounts payable	41,313	844		42,157
Accrued liabilities	70,161	4,705		74,866
Deferred income taxes — current	0	11,391		11,391
Long-term debt — Financial Services	192,131	(15,400)		176,731
Deferred income taxes — long-term	68,530	(45,501)		23,029
Other liabilities	11,686	(5,549)		6,137

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As			As Restated
	Reported	Revisions	Restatements	and Revised

Statement of Consolidated Cash Flows
For the Year Ended September 30, 2004
Cash flows provided by (used for) operating activities:
Depreciation and amortization	$48,393	$28		$48,421
Provision for doubtful accounts	0	11,225		11,225
Deferred income taxes	(15,365)	(918)		(16,283)
Accounts receivable	57,111	(29,159)		27,952
Finance receivables originated	0	(106,594)		(106,594)
Collections of finance receivables	0	156,471		156,471
Prepaid expenses and other assets	(12,190)	198		(11,992)
Accounts payable	(6,541)	197		(6,344)
Accrued and other liabilities	(9,118)	(881)		(9,999)
Changes in receivables, other assets and other liabilities	2,101	(2,101)		0
Cash flows provided by (used for) investing activities:
Capital expenditures	(33,783)	(8)		(33,791)
Net proceeds on sales of assets	16,052	1		16,053
Marketable securities purchased	0		$(27,100)	(27,100)
Marketable securities sold	0		19,180	19,180
Finance receivables originated	(131,275)	107,583		(23,692)
Collections of finance receivables	149,435	(136,042)		13,393
Cash and equivalents — beginning of period	106,551		(29,100)	77,451
Cash and equivalents — end of period	117,693		(37,020)	80,673

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As			As Restated
	Reported	Revisions	Restatements	and Revised

Statements of Consolidated Cash Flows
For the Year Ended September 30, 2003
Cash flows provided by (used for) operating activities:
Depreciation and amortization	$36,237	$55		$36,292
Provision for doubtful accounts	0	9,184		9,184
Deferred income taxes	25,197	(579)		24,618
Accounts receivable	(20,485)	(7,798)		(28,283)
Finance receivables originated	0	(137,974)		(137,974)
Collections of finance receivables	0	137,354		137,354
Prepaid expenses and other assets	4,599	282		4,881
Accounts payable	475	(162)		313
Accrued and other liabilities	(26,132)	1,303		(24,829)
Changes in receivables, other assets and other liabilities	4,936	(4,936)		0
Cash flows provided by (used for) investing activities:
Capital expenditures	(57,810)	(8)		(57,818)
Marketable securities purchased	0		$(107,700)	(107,700)
Marketable securities sold	0		134,500	134,500
Finance receivables originated	(145,043)	138,199		(6,844)
Collections of finance receivables	150,488	(134,920)		15,568
Cash and equivalents — beginning of period	155,930		(55,900)	100,030
Cash and equivalents — end of period	106,551		(29,100)	77,451

3.	REYNOLDS GENERATIONS SERIES© SUITE

On July 19, 2005, the Company’s board of directors decided to stop marketing, selling and installing the Reynolds Generations Series Suite (Suite) dealer management system for automobile dealers. During the quarter ended September 30, 2005, as a result of the decision to stop selling suite, the Company wrote-off capitalized software development costs of $66,558 ($42,191 or $.65 per diluted Class A common share after income taxes) and recorded additional pre-tax expenses of $24,225 ($15,062 or $.23 per diluted Class A common share after income taxes). The Company wrote-off the June 30, 2005 capitalized software balance, because without future sales, revenues from existing customers would not recover the amount capitalized. These additional expenses included estimated future support obligations in excess of estimated revenues, migration costs, sales concessions and associate severance and outplacement benefits. Future support costs represent the costs of the Technical Assistance Center and product development in excess of expected revenues. Sales concessions represent concessions made to Suite customers, primarily in the form of credits issued to reverse training revenues previously recorded and not paid by customers. There were also some cash payments to customers. Migration costs represent the costs to install and train Suite customers on ERA, including data conversion from Suite to ERA. Employee termination benefits included severance and outplacement benefits for 81 employees that left the Company during the quarter ended September 30, 2005. As of September 30, 2005, $780 of termination benefits had been paid and $2,311 of termination benefits were payable.

4.	REORGANIZATION COSTS

On October 2, 2003, the Company announced the consolidation of its automotive Documents printing plant, located in Grand Prairie, Texas, into the Company’s Celina, Ohio manufacturing facility. All employees located in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2004, the Company incurred expenses of $7,054 before income taxes or $.06 per share for severance, outplacement, relocation and other plant consolidation efforts and eliminated 230 positions.

The following table summarizes reorganization costs recognized and payments made by the Company in 2004 and 2005.

	Software
	Solutions	Documents	Total

Cost of Sales
Employee termination benefits	$29	$817	$846
Other direct expenses		786	786

Total cost of sales	29	1,603	1,632

SG&A Expenses
Employee termination benefits	2,878	1,070	3,948
Lease obligations	623	9	632
Other direct expenses	312	530	842

Total SG&A expenses	3,813	1,609	5,422

Total Reorganization Expenses	3,842	3,212	7,054
Payments	(3,387)	(3,088)	(6,475)

Balance as of September 30, 2004	455	124	579
Payments	(382)	(124)	(506)

Balance as of September 30, 2005	$73	$0	$73

As of September 30, 2004, the Company had completed all actions associated with this reorganization. The September 30, 2005 liability represented scheduled future payments to be paid over the remaining lease period. The remaining lease obligation will expire in December 2005.

5.	BUSINESS COMBINATIONS

On October 1, 2003, the Company purchased the outstanding shares of Incadea GmbH, a provider of global automotive retailing software solutions. Privately-held Incadea, based in Raubling, Germany, had annual revenues of about $6,000. The purchase price of $6,181 was paid with cash from existing balances. During the first quarter of fiscal year 2004, the Company also repaid $5,046 of debt assumed in the purchase of Incadea GmbH. The results of Incadea’s operations were included in the Company’s financial statements since the acquisition. The Company initially recorded goodwill of $6,124 based on the allocation of the purchase price. An independent appraisal firm was used to assist the Company in determining the fair values of intangible assets. See Note 6 to the Consolidated Financial Statements for a discussion of adjustments to goodwill.

On October 1, 2003, the Company purchased the net assets of Third Coast Media, a provider of Web and customer relationship management software to automotive retailers. Third Coast Media, headquartered in Richardson, Texas, had annual revenues of about $5,000. The purchase price of $5,464 was paid with cash from existing balances. The results of Third Coast Media’s operations were included in the Company’s financial statements since the acquisition. The Company initially recorded tax deductible goodwill of $2,649 based on the allocation of the purchase price. Goodwill was increased by $2,300 since the acquisition for additional payments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that had been contingent on the achievement of certain operating results. An independent appraisal firm was used to assist the Company in determining the fair values of intangible assets.

In November 2002, the Company purchased all outstanding shares of Networkcar, Inc., the provider of a telematics device which monitors a car’s diagnostic information, locates stolen cars through a satellite-based Global Positioning System and performs remote emissions testing. Networkcar had revenues of about $1,000 in 2002. The purchase price of $11,714 was paid with cash from existing balances. The results of Networkcar’s operations have been included in the Company’s financial statements since the November 29, 2002, purchase date. In connection with this business combination, the Company recorded goodwill of $10,166. An independent appraisal firm was used to assist the Company in determining the fair values of intangible assets. During fiscal year 2004, the Company adjusted tax benefits and recorded a deferred tax asset of $2,585 and decreased goodwill by $2,585.

In August 2002, the Company purchased BoatVentures.com Corporation, a provider of Web-based applications and education processes to boat, power sports and recreational vehicle retailers and manufacturers. Privately-held BoatVentures.com had revenues of about $1,000 in 2001. BoatVentures.com was previously partially owned by a member of the Company’s board of directors and an officer of the Company. The Company obtained an independent fairness opinion on the purchase price and approval of the Company’s board of directors prior to consummating this transaction. In September 2004, the Company sold the net assets of BoatVentures.com for $2,100 and recorded a gain of $1,300.

Components of Purchase Prices

	2005	2004	2003

Cash (net of cash and equivalents acquired)		$11,645	$11,714
Contingent cash payments	$1,800	500

Totals	$1,800	$12,145	$11,714

6.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

	Software
	Solutions	Documents	Totals

Balance as of September 30, 2003	$38,851	$2,877	$41,728
Business combinations	9,273		9,273
Divestiture	(50)		(50)
Adjustment	(2,585)		(2,585)

Balance as of September 30, 2004	45,489	2,877	48,366
Business Combinations	1,800		1,800
Divestiture	(46)		(46)
Impairment	(6,075)		(6,075)
Translation	(49)		(49)

Balance as of September 30, 2005	$41,119	$2,877	$43,996

At September 30, 2005 and 2004, accumulated amortization was $53,802 and $53,837, respectively.

The Company recorded an impairment loss of $6,075 in 2005 within the Software Solutions reporting segment, related to Incadea GmbH. This impairment loss, recorded as additional selling, general and administrative expenses, resulted from a decline in estimated future discounted cash flows from those originally forecasted at the time of acquisition. An independent appraisal firm was used to assist the Company in valuing Incadea GmbH as of July 31, 2005. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill is tested for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment at least annually. The Company performs its annual goodwill impairment tests as of July 31 each year, using a consistent methodology.

The Company reduced goodwill for the divestitures of BoatVentures.com in 2004 and Campaign Management Services in 2005. The value of the goodwill write-offs were based on the fair value of the entity divested compared to the fair value of the Software Solutions segment. In 2004, the Company adjusted tax benefits related to Networkcar and recorded a deferred tax asset of $2,585 and decreased goodwill by $2,585.

Acquired Intangible Assets

			Weighted
	Gross	Accumulated	Average
	Amount	Amortization	Life (Years)

As of September 30, 2005
Contractual customer relationship	$33,100	$8,965	20
Trademarks	6,251	1,715	19
Other	5,747	1,747	11

Total	$45,098	$12,427	19

As of September 30, 2004
Contractual customer relationship	$33,100	$7,310	20
Trademarks	6,263	1,364	19
Other	7,006	2,380	10

Total	$46,369	$11,054	18

Aggregate amortization expense was $2,608 in 2005, $3,845 in 2004 and $7,233 in 2003. As of September 30, 2005, estimated future annual amortization expenses were $2,614 in 2006, $2,464 in 2007, $2,464 in 2008, $2,464 in 2009 and $2,290 in 2010.

7.	INCOME TAXES

Income (Loss) Before Income Taxes

	2005	2004	2003

Domestic	$53,876	$145,025	$171,723
Foreign	(9,140)	(304)	5,999

Total	$44,736	$144,721	$177,722

Provision for Income Taxes

	2005	2004	2003

Current
Federal	$63,220	$58,114	$33,874
State and local	5,494	10,722	8,994
Foreign	6,565	2,086	3,103
Deferred	(54,847)	(16,848)	23,404

Provision for income taxes	$20,432	$54,074	$69,375

Income taxes paid (net of refunds)	$78,500	$63,700	$54,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has net operating losses of $17,547, primarily related to foreign operations. The expiration dates of these losses vary, with expiration periods for the majority of these losses ranging from 2013 to indefinite. A valuation allowance has been provided to reduce the deferred tax asset associated with these losses to the amount that is more likely to be realized.

Reconciliation of Income Tax Rates

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent

Statutory federal income taxes	$15,658	35.0%	$50,652	35.0%	$62,203	35.0%
State and local taxes less federal income tax effect	656	1.5	3,289	2.3	7,271	4.1
Rate differential — foreign subsidiaries	2,591	5.8	1,351	0.9	328	0.2
Goodwill impairment	2,142	4.8
Deferred income tax valuation allowance	1,616	3.6	(42)		(7)
Audit settlement	(1,162)	(2.6)
Other	(1,069)	(2.4)	(1,176)	(0.8)	(420)	(0.2)

Provision for income taxes	$20,432	45.7%	$54,074	37.4%	$69,375	39.0%

Deferred Income Tax Assets (Liabilities)

September 30	2005	2004

Pensions	$19,974	$10,170
Postretirement medical	16,861	18,298
Stock-based compensation	13,534	17,127
Receivables allowances	8,154	7,425
Suite future support and mitigation costs	6,212
NOL carryforward	4,944	2,843
Non deductible state provision	3,410	4,096
Severance	2,141	603
Depreciation and amortization	514	(28,707)
Other assets	2,069	2,953
Prepaid expenses	(875)	(582)
Deferred income tax valuation allowance	(2,169)	(522)
Deferred revenue	(2,413)	406
Financial Services	(42,415)	(68,530)

Totals	29,941	(34,420)
Current	9,522	(11,391)

Noncurrent	$20,419	$(23,029)

8.	FINANCIAL SERVICES

The Financial Services segment provides financing, principally for sales of the Company’s computer solutions and services, through the Company’s wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding, L.L.C.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a similar operation in Canada. Financing arrangements are provided to customers for the lease of computer equipment and the financing of software licenses and implementation services.

Income Summary

	2005	2004	2003

Revenues	$26,528	$31,814	$36,532
Cost of sales — interest expense	7,035	7,264	8,843

Gross profit	19,493	24,550	27,689
Selling, general and administrative expenses	6,942	6,551	7,150

Operating income	$12,551	$17,999	$20,539

Net Finance Receivables

September 30	2005	2004

Product financing receivables	$354,005	$372,648
Unguaranteed residual values	21,514	29,687
Allowance for doubtful accounts	(6,340)	(6,701)
Unearned interest income	(41,613)	(47,064)
Other	2,808	3,079

Totals	$330,374	$351,649
Current	129,032	133,627

Noncurrent	$201,342	$218,022

As of September 30, 2005, product financing receivables due for each of the next five years were $139,833 in 2006, $97,983 in 2007, $65,061 in 2008, $35,310 in 2009 and $14,705 in 2010.

Allowance for Doubtful Accounts

	2005	2004

Balance, beginning of year	$6,701	$6,705
Provisions
Financial services	3,651	3,064
Automotive solutions	270	540
Net losses	(4,282)	(3,608)

Balance, end of year	$6,340	$6,701

9.	FINANCING ARRANGEMENTS

Automotive Solutions

During February 2002, the Company entered into $100,000 of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements were designated as fair value hedges. The fair value of these derivative instruments was an asset of $296 at September 30, 2005, and $3,621 at September 30, 2004, and was included in other assets on the consolidated balance sheets. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in interest expense. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Notional
		Amounts
	Notes	Swaps

September 30, 2005
Fixed rate notes, $100,000 face value, maturing in 2007	$100,237	$100,000
Weighted average interest rate	7.0%
Weighted average pay rate		5.0%
Weighted average receive rate		7.0%

Totals	100,237	100,000
Current portion

Long-term portion	$100,237	$100,000

September 30, 2004
Fixed rate notes, $100,000 face value, maturing in 2007	$103,512	$100,000
Weighted average interest rate	7.0%
Weighted average pay rate		3.6%
Weighted average receive rate		7.0%

Totals	103,512	100,000
Current portion

Long-term portion	$103,512	$100,000

Loan agreements require minimum interest coverage and consolidated leverage ratios. At September 30, 2005, the Company was in compliance with these loan covenants. The fair values of Automotive Solutions’ financing arrangements were $100,237 at September 30, 2005, and $103,512 at September 30, 2004. At September 30, 2005, debt maturities were $100,000 in 2007. Interest paid was $5,815 in 2005, $4,529 in 2004 and $4,076 in 2003. Interest capitalized was $268 in 2005, $31 in 2004 and $1,000 in 2003.

At September 30, 2005, $100,000 of notional amount of swap agreements mature in 2007.

The Company has $100,000 principal amount outstanding of 7% Notes Due December 15, 2006 (the “Notes”) under an Indenture, dated as of December 15, 1996 between the Company and Wells Fargo Bank, N.A., as successor trustee (the “Trustee”). On February 24, 2006, the Trustee sent the Company a notice of default relating to the Company’s failure to timely file its annual report on Form 10-K for the fiscal year ended September 30, 2005 and its quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2005 (the “Delayed Reports”) with the SEC and the Trustee. The default will create an Event of Default (as defined under the Indenture) and result in the acceleration of the principal and interest of the Notes unless the delay in filing the Delayed Reports is cured by May 25, 2006 (i.e., within 90 day of the date of the notice of default). The Company intends to render the effect of the notice moot by depositing funds in trust sufficient to pay and discharge all remaining payments of principal and interest under the Notes, prior to May 25, 2006. As of the date of the filing of this Annual Report on Form 10-K, the Company has not yet deposited such funds.

Financial Services

In the ordinary course of business, the Company borrows cash to fund investments in finance receivables from the sale of the Company’s products. The Company attempts to limit its interest rate exposure between the interest earned on fixed rate finance receivables and the interest paid on variable rate financing agreements through the use of interest rate management agreements. Interest rate swaps provide for interest to be received on notional amounts at variable rates and provide for interest to be paid on the same notional amounts at fixed rates. Fixed interest rates do not change over the life of the agreements. Variable interest rates are reset at least every ninety days and are based on LIBOR or commercial paper indices and are settled with counterparties at that time. Net interest expense or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income on these contracts is reflected in interest expense. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to the interest rate management agreements. The Company attempts to minimize this credit risk by entering into agreements only with counterparties that have a Standard & Poor’s rating of “A” or higher. Interest rate management agreements are accounted for using settlement accounting.

On April 25, 2006, Reyna Funding, L.L.C. renewed a loan funding agreement whereby Reyna Funding, L.L.C. may borrow funds using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the company, as security for the loan through December 31, 2006. The requirement to file financial statements was waived through September 30, 2006. This loan funding agreement has a borrowing limit of $150,000. Interest is payable on a variable rate basis. As of September 30, 2005, Reyna Funding, L.L.C. had outstanding borrowings of $127,000 under this arrangement.

The fair value of the Company’s cash flow derivative instruments was a $1,316 asset at September 30, 2005 and a $128 liability at September 30, 2004 and was included on the consolidated balance sheets in other assets and other liabilities, respectively. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In 2005, $592 of the cash flow derivative was deemed ineffective; this amount is displayed in Financial Services Cost of Sales on the Statement of Consolidated Income and included with Net Cash Provided by Operating Activities on the Statement of Cash Flows. In fiscal year 2006, the Company does not expect any amounts to be reclassified out of other comprehensive income into earnings to be material to the financial statements.

		Notional
		Amounts
	Notes	Swaps

September 30, 2005
Variable rate instruments, maturing through 2009	$177,000	$127,000
Weighted average interest rate	3.9%
Weighted average pay rate		3.5%
Weighted average receive rate		3.7%
Fixed rate notes, maturing through 2007	15,144
Weighted average interest rate	3.9%

Totals	192,144	$127,000

Current portion	39,261

Long-term portion	$152,883

September 30, 2004
Variable rate instruments, maturing through 2009	$165,125	$103,125
Weighted average interest rate	2.0%
Weighted average pay rate		3.1%
Weighted average receive rate		1.7%
Fixed rate notes, maturing through 2007	27,006
Weighted average interest rate	4.2%

Totals	192,131	$103,125

Current portion	15,400

Long-term portion	$176,731

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan agreements require minimum interest coverage and consolidated leverage ratios. At September 30, 2005, the Company was in compliance with these loan covenants. The fair value of Financial Services debt was $191,990 and $192,299 at September 30, 2005 and 2004, respectively. At September 30, 2005, maturities of notes were $39,261 in 2006, $38,132 in 2007, $33,001 in 2008 and $81,750 in 2009. Interest paid was $7,539 in 2005, $6,997 in 2004 and $9,010 in 2003.

At September 30, 2005, notional amount maturities of swap agreements were $55,796 in 2006, $33,904 in 2007, $24,906 in 2008 and $12,394 in 2009.

Revolving Credit Agreement

On April 8, 2004, the Company obtained a new $200,000 revolving credit agreement and terminated the old agreement. The new revolving credit agreement has a five-year term. Automotive Solutions and Financial Services share this revolving credit agreement. As of September 30, 2005, the balance outstanding on this facility was $50,000 and was included in Financial Services long-term debt.

The Company’s failure to file its Delayed Reports and the default under the Indenture was also a default under the Company’s Loan Funding Agreement and its $200,000 Credit Agreement, dated as of April 8, 2004, among the Company, Reyna, Credit Lyonnais New York Branch, as syndication agent, and J.P. Morgan Securities Inc., as administrative agent. Pursuant to amendments to the Credit Agreement, on March 16, 2006 the Company extended the date on which it is required to deliver the Delayed Reports and any other periodic reports required to be filed from March 31, 2006 to the earlier of (i) September 30, 2006 or (ii) the date such financial statements are filed with the SEC. Under the amendment, until the date that the Company is current with the filing of its periodic reports with the SEC, the Company will not be permitted to enter into certain acquisitions and investments in partnerships and alliances unless after giving effect thereto Liquidity (as defined below) shall be equal to or in excess of $100,000; provided, further that the aggregate of all such transaction shall not exceed $200,000. Liquidity means the sum of all cash and permitted investments, plus the amount of available undrawn commitments under the Credit Agreement and the Loan Funding Agreement less the principal amount of the Notes outstanding under the Indenture or the amount pledged as security for the Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CAPITAL STOCK

September 30	2005	2004	2003

Preferred
No par value
Authorized shares	60,000	60,000	60,000

Class A common
No par value
Authorized shares	240,000	240,000	240,000

Issued and outstanding shares
Balance, beginning of year	64,126	66,658	68,595
Issued	3,630	3,234	2,761
Restricted stock canceled and returned	(190)	(73)
Converted from Class B common	25	50	50
Repurchased	(5,571)	(5,720)	(4,737)
Retired	(8)	(23)	(11)

Balance, end of year	62,012	64,126	66,658

Class B common
No par value
Authorized shares	40,000	40,000	40,000

Issued and outstanding shares
Balance, beginning of year	14,000	15,000	16,000
Converted to Class A common	(500)	(1,000)	(1,000)

Balance, end of year	13,500	14,000	15,000

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

Each outstanding Class A common share has one preferred share purchase right. Each outstanding Class B common share has one-twentieth of a right. Rights become exercisable if a person or group acquires or seeks to acquire, through a tender or exchange offer, 15% or more of the Company’s Class A common shares. In that event, all holders of Class A common shares and Class B common shares, other than the acquirer, could exercise their rights and purchase preferred shares at a specified amount. At the date of these financial statements, except for the preferred share purchase rights, the Company had no agreements or commitments with respect to the sale or issuance of the preferred shares and no preferred shares were outstanding.

The Company repurchased Class A common shares for treasury at average prices of $27.09 in 2005, $27.35 in 2004 and $26.99 in 2003. The remaining balance of shares authorized for repurchase by the board of directors was 1,874 at September 30, 2005. Treasury shares at September 30 were 30,045 in 2005, 27,939 in 2004 and 25,430 in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	EMPLOYEE STOCK PLANS

Prior to 2004, the Company awarded incentive stock options and/or nonqualified stock options to purchase Class A common shares to substantially all employees. Since the inception of the 2004 REYShare Plus Plan and the 2004 Executive Stock Incentive Plan, the Company issues fewer stock options than previously. Stock options are generally granted at a price equal to fair market value of the common stock on the date of grant. The Company valued its stock options using the Black-Scholes option valuation model. The Company recognized compensation expense of $9,645 in 2005, $11,639 in 2004 and $14,833 in 2003.

In February 2004, the shareholders approved the 2004 REYShare Plus Plan and the 2004 Executive Stock Incentive Plan. The REYShare Plus Plan provides for restricted stock awards to substantially all employees in which the restrictions lapse based on service achievement. The Executive Stock Incentive Plan provides for restricted stock awards and other stock-based incentives to eligible recipients. Under the Executive Stock Incentive Plan, restrictions on restricted stock awards lapse based on service and Company performance. Restricted stock awards may consist of either restricted stock or restricted stock units. Restricted stock units, which become shares when restrictions lapse, are awarded in countries where it is not beneficial to award restricted stock.

Stock Option Plans

				Weighted Average
	Shares Under Option			Option Prices per Share
	2005	2004	2003	2005	2004	2003

Outstanding
Beginning of year	9,358	12,147	13,075	$21.70	$20.94	$20.02
Granted	553	527	2,480	$26.99	$27.10	$22.60
Exercised	(3,087)	(2,783)	(2,751)	$21.04	$19.26	$18.06
Canceled	(394)	(533)	(657)	$24.77	$22.26	$21.11

End of year	6,430	9,358	12,147	$22.28	$21.70	$20.94

Exercisable at September 30	5,222	5,905	6,287	$21.57	$20.79	$19.85

	Outstanding, September 30, 2005			Exercisable, September 30, 2005
		Weighted	Weighted		Weighted
		Average	Average		Average
Option	Number of	Remaining	Option	Number of	Option
Price Range	Options	Life in Years	Price	Options	Price

$17.00 - $19.50	1,622	4.0	$18.22	1,622	$18.22
$19.60 - $22.53	1,968	4.3	$21.75	1,809	$21.69
$22.56 - $26.18	1,619	4.4	$23.29	986	$22.62
$26.25 - $30.27	1,221	3.2	$27.17	805	$26.75

Totals	6,430	4.0	$22.28	5,222	$21.57

Option Valuation Assumptions

	2005	2004	2003

Expected life in years	3.6	3.0	3.0
Dividend yield	1.7%	1.8%	1.9%
Risk free interest rate	3.7%	2.0%	2.1%
Volatility	24%	24%	31%
Weighted average fair value	$5.37	$4.22	$4.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

			Weighted Average
	Shares or Units		Fair Value
	2005	2004	2005	2004

Outstanding — Service Achievement Awards
Beginning of year	298		$27.22
Restricted Stock
Granted	362	314	$24.46	$27.30
Canceled	(85)	(33)	$25.68	$28.04
Returned	(27)	(1)	$24.59	$28.04
Released	(59)	(1)	$24.59	$28.04
Restricted Stock Units
Granted	21	20	$24.51	$27.41
Canceled	(9)	(1)	$26.06	$28.04

Balance, end of year	501	298	$25.85	$27.22

Outstanding — Performance Awards
Beginning of year	94		$28.09
Restricted Stock
Granted	174	128	$25.01	$28.07
Canceled	(78)	(39)	$25.84	$28.04
Restricted Stock Units
Granted	7	5	$26.15	$28.04
Canceled	(4)		$28.04

Balance, end of year	193	94	$26.16	$28.09

Performance-based restricted stock awards were not included in compensation expense or shares used to calculate earnings per Class A diluted shares because the Company does not anticipate achieving the performance criteria required to distribute these shares.

The weighted average remaining vesting for restricted stock awards is two years as of September 30, 2005.

12.	POSTRETIREMENT BENEFITS

Pension Expense

The Company sponsors contributory and noncontributory defined benefit pension plans for most employees. Pension benefits are primarily based on years of service and compensation. The Company’s funding policy is to make annual contributions to the plans sufficient to meet or exceed the minimum statutory requirements. The Company and its actuary review the pension plans each year. The actuarial assumptions reflect expected experience over the life of the pension liability.

The Company also sponsors defined contribution savings plans covering most domestic employees. Effective January 1, 2003, the Company increased its contribution to 50% of the first 6% of compensation contributed to the plan by participating employees from 40% of the first 3% of compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

Net Periodic Cost
Service cost	$11,610	$11,280	$8,546
Plan administration			880
Interest cost	18,308	16,857	17,038
Expected return on plan assets	(15,337)	(12,730)	(12,471)
Amortization of prior service cost	764	786	598
Amortization of net actuarial loss	3,583	3,930	1,293
Amortization of transition obligation		259	139

Net periodic benefit cost	18,928	20,382	16,023
Settlement	933
Special termination benefits	1,460	130	120
Defined Contribution Plan	5,934	5,642	5,249
Miscellaneous including Multi-employer Plan	4	7	13

Total	$27,259	$26,161	$21,405

Actuarial Assumptions
Discount rate	6.25%	6.0%	6.5% - 7.25%
Rate of compensation increase	4.0% - 4.5%	3.25% - 4.5%	3.75% -4.5%
Expected return on plan assets	8.25%	8.25%	9.0%
Actuarial cost method		projected unit credit
Measurement period		July 1-June 30

The expected rate of return on plan assets was determined through a combination of long term historical returns and expected future returns, weighted to reflect the plan’s target asset allocation. The Company expensed payments of $933 in 2005 in connection with the early settlement of certain pension benefits for former executives. These payments reduced the Company’s future obligations for those individuals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status of Defined Benefit Pension Plans

	Funded Pension		Unfunded Pension
	Benefits		Benefits		Total
	2005	2004	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation, beginning of year	$238,579	$221,825	$49,064	$53,966	$287,643	$275,791
Service cost	10,569	10,099	1,041	1,181	11,610	11,280
Interest cost	15,316	13,675	2,992	3,182	18,308	16,857
Actuarial loss (gain)	29,801	115	4,953	(4,978)	34,754	(4,863)
Benefits paid	(8,150)	(8,094)	(8,284)	(4,287)	(16,434)	(12,381)
Foreign currency translation	1,219	959			1,219	959
Special termination benefits			1,460		1,460
Settlement			(933)		(933)

Benefit obligation, end of year	$287,334	$238,579	$50,293	$49,064	$337,627	$287,643

Change in Plan Assets
Fair value of plan assets, beginning of year	$184,519	$133,997			$184,519	$133,997
Actual return on plan assets	15,574	22,699			15,574	22,699
Employer contribution	20,701	36,684			20,701	36,684
Benefits paid	(8,150)	(8,094)			(8,150)	(8,094)
Plan administration		(1,279)				(1,279)
Foreign currency translation	801	512			801	512

Fair value of plan assets, end of year	$213,445	$184,519			$213,445	$184,519

Net amount recognized
Fair value of plan assets	$213,445	$184,519			$213,445	$184,519
Benefit obligation	(287,334)	(238,579)	$(50,293)	$(49,064)	(337,627)	(287,643)

Funded status	(73,889)	(54,060)	(50,293)	(49,064)	(124,182)	(103,124)
Contributions or benefit payments made after measurement date	12,797	14,636	1,020	5,153	13,817	19,789
Unrecognized net loss	89,926	63,234	8,687	5,819	98,613	69,053
Unrecognized prior service cost	5,373	5,849	1,359	1,641	6,732	7,490
Miscellaneous including
Multi-employer plan liability			(386)	(31)	(386)	(31)
Minimum Pension Liability	(48,054)	(24,461)	(7,741)	(4,655)	(55,795)	(29,116)

Net asset (liability) recognized	$(13,847)	$5,198	$(47,354)	$(41,137)	$(61,201)	$(35,939)

Minimum Pension Liability
Intangible Asset	$5,318	$5,849	$1,359	$1,641	$6,677	$7,490
Deferred Income Tax Benefit	16,396	7,310	2,449	1,170	18,845	8,480
Accumulated Other Comprehensive Income	26,340	11,302	3,933	1,844	30,273	13,146

Total	$48,054	$24,461	$7,741	$4,655	$55,795	$29,116

	2005	2004

Actuarial Assumptions
Discount rate	5.35%	6.25%
Rate of compensation increase	3.0%	4.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Target	Asset Allocation at
	Allocation	Measurement Date
Asset Allocation	2006	2005	2004

Equity securities	80%	80%	78%
Debt securities	20%	19%	20%
Cash	0%	1%	2%

Total	100%	100%	100%

The assets above include the Company’s stock only to the extent that it is represented in the Wilshire 5000 index. The plans’ investment strategy is to achieve the highest level of investment performance that is compatible with prudent levels of risk and best practices in the management of investments. Asset allocations are based on the expected duration of the plans’ liabilities, expected asset returns, correlation and diversification of asset classes and the actuarial discount rate.

	Funded		Unfunded		Total
	2005	2004	2005	2004	2005	2004

Plans with Projected Benefit Obligation Greater than the Fair Value of Plan Assets
Projected benefit obligation	$287,334	$238,579	$50,293	$49,064	$337,627	$287,643
Accumulated benefit obligation	$241,064	$193,956	$47,903	$46,143	$288,967	$240,099
Fair value of plan assets	$213,445	$184,519			$213,445	$184,519
Plans with Accumulated Benefit Obligation Greater than the Fair Value of Plan Assets
Projected benefit obligation	$269,074	$238,579	$50,293	$49,064	$319,367	$287,643
Accumulated benefit obligation	$229,346	$193,956	$47,903	$46,143	$277,249	$240,099
Fair value of plan assets	$201,278	$184,519			$201,278	$184,519

Expected Cash Flows

	Funded Pension	Unfunded Pension
	Benefits	Benefits

Employer Contributions
2006 (expected) to plan trusts	$1,500
2006 (expected) to plan participants		$10,000
Expected Benefit Payments
2006	$8,300	$10,000
2007	$8,500	$5,000
2008	$8,900	$5,000
2009	$9,300	$5,000
2010	$9,800	$5,000
2011 — 2015	$67,400	$25,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Medical and Life Insurance Expense

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

	2005	2004	2003

Net Periodic Cost
Service cost	$447	$664	$481
Interest cost	3,459	3,708	4,291
Amortization of prior service benefit	(1,413)	(742)	(742)
Amortization of net actuarial loss	992	1,120	1,088

Net periodic benefit cost	$3,485	$4,750	$5,118

Actuarial Assumptions
Discount rate	6.25%	6.0%	7.25%
Healthcare cost trend rate through 2006	10.0%	10.0%	6.0%
Healthcare cost trend rate thereafter	5.0%	5.0%	5.0%

Postretirement Medical and Life Insurance Obligation

	2005	2004

Change in benefit obligation
Benefit obligation, beginning of year	$64,025	$63,762
Service cost	447	664
Interest cost	3,459	3,708
Plan participants’ contributions	1,052	741
Plan amendments	(10,730)
Actuarial loss (gain)	4,959	(1,190)
Benefits paid	(5,799)	(3,680)
Foreign currency translation	22	20

Benefit obligation, end of year	$57,435	$64,025

Net amount recognized
Funded status	$(57,435)	$(64,025)
Unrecognized net loss	27,043	22,175
Unrecognized prior service benefit	(14,982)	(5,664)

Net liability recognized	$(45,374)	$(47,514)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Actuarial Assumptions
Discount rate	5.35%	6.25%
Healthcare cost trend rate
2005	10.0%	9.0%
2006	9.0%	8.0%
2007	8.0%	7.0%
2008	7.0%	6.0%
2009	6.0%	5.0%
Thereafter	5.0%	5.0%

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a Medicare prescription drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. As a result of the new Medicare part D benefit, during 2005, Reynolds decided to discontinue offering prescription drug benefits as of January 1, 2006 to its retirees eligible for Medicare. This decision reduced the Company’s accumulated benefit obligation by $10,730 in 2005. During 2006, Reynolds reversed that decision and, to qualify for the federal subsidy, continued to provide prescription drug coverage to retirees eligible for Medicare. This impact will be recognized in 2006. The Company does not anticipate that the after-tax impact on income will be material.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on postretirement benefit obligation	$2,366	$(2,262)
Effect on total service cost and interest cost	137	(120)

Plans with Accumulated Benefit Obligation Greater than Plan Assets

The accumulated postretirement benefit obligation was $57,435 in 2005 and $64,025 in 2004. There were no plan assets in 2005 or 2004.

Expected Cash Flows

Employer Contributions
2006 (expected) to plan participants	$5,800
Expected Benefit Payments
2006	$5,800
2007	$6,400
2008	$7,000
2009	$7,600
2010	$8,100
2011 — 2015	$42,120

13.	SEGMENT REPORTING

Effective October 1, 2004, the Company changed the structure of its internal reporting in a manner that caused the composition of its reporting segments to change. Accordingly, the Company reclassified corresponding prior years’ segment information for consistency with the 2005 structure. In fiscal year 2005, the Company is reporting financial information for three reporting segments: Software Solutions, Documents and Financial Services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Software Solutions segment provides computer solutions including computer hardware, integrated software packages, software enhancements and related support. This segment also includes the installation and maintenance of computer hardware, software training, and consulting services. Revenues classified as a product include computer hardware and software. Revenues classified as services consist of computer services, transaction-based services, hosting services and rentals. Computer services are comprised of installation, training, consulting and hardware maintenance. Transaction-based services are primarily comprised of credit inquiries made by the Company’s customers. Hosting services represent software applications delivered via remote servers and related services. Rentals consist of operating lease arrangements. In 2005, the Company reclassified certain amounts between products and services. The primary change was to reclassify hosting services from products to services.

The Documents segment manufactures and distributes printed business forms primarily to automotive retailers.

The Financial Services segment provides financing, principally for sales of the Company’s computer solutions and services, through the Company’s wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding, L.L.C. and a similar operation in Canada.

Reporting Segments

	2005	2004	2003

Net sales and revenues
Software solutions
Products
Software	$411,445	$436,798	$425,633
Hardware	60,569	56,757	73,675
Services
Computer services	201,512	199,060	209,399
Transaction-based services	66,186	61,774	68,699
Hosting services	38,485	27,914	17,676
Rentals	2,660	1,870	2,392

Total	780,857	784,173	797,474
Documents	161,695	166,254	174,239
Financial services	26,528	31,814	36,532

Total net sales and revenues	$969,080	$982,241	$1,008,245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

Operating income
Software solutions	$2,364	$99,981	$125,132
Documents	30,441	25,998	29,967
Financial services	12,551	17,999	20,539

Total operating income	$45,356	$143,978	$175,638

Assets
Automotive solutions	$666,099	$673,944	$697,159
Financial services	289,997	352,813	395,494

Total assets	$956,096	$1,026,757	$1,092,653

Investments in equity method investees	$5,624	$7,325	$5,376
Capital expenditures	29,028	33,791	57,818
Depreciation and amortization	116,062	48,421	36,292

Geographic Areas

The Company provides integrated computer systems products and services and manufactures and distributes printed business forms primarily in the United States.

	2005	2004	2003

United States
Net sales and revenues	$891,659	$911,992	$943,769
Long-lived assets	$276,147	$371,720	$411,038
Canada
Net sales and revenues	$61,813	$58,868	$59,828
Long-lived assets	$3,428	$4,118	$4,763
Other International
Net sales and revenues	$22,906	$18,517	$13,051
Long-lived assets	$6,061	$13,077	$94
Elimination of intersegment sales	$(7,298)	$(7,136)	$(8,403)
Totals
Net sales and revenues	$969,080	$982,241	$1,008,245
Long-lived assets	$285,636	$388,915	$415,895

14.	CONTINGENCIES

In 2000, the Company was named a defendant in a cost recovery lawsuit filed by a PRP coalition in the United States District Court for Southern District of Ohio regarding an environmental remediation site in Dayton, Ohio. The court ordered the parties to participate in non-binding mediation, which was unsuccessful. As a result of continued negotiations directly with the plaintiffs, the Company approved and paid a settlement amount of $200 in 2005. The order of the U.S. District Court approving the settlement agreement was filed December 13, 2005. Upon approval of the settlement agreement the Plaintiffs filed a motion on December 19, 2005 with the U.S. District Court to dismiss the Company from litigation. The U.S. District Court granted the motion to dismiss on December 20, 2005.

In 2000, the Company sold the net assets of its Information Solutions segment to the Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The Company became secondarily liable under new real

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estate leases after being released as primary obligor for facilities leased and paid by Relizon. This contingent liability, which expired in January 2006, was $210 as of September 30, 2005. Also in connection with the sale of these operations to the Carlyle Group, the Company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and matures in 2007. In connection with this contingent liability, the Company secured a standby letter of credit which expires in 2007. As of September 30, 2005, the unamortized balance on this letter of credit was $1,457. In October 2005, Relizon was acquired by Workflow Management, Inc.

Subsequent to the Company’s announcement on June 24, 2004, regarding third quarter earnings, two shareholder class action complaints and two shareholder derivative claims, subsequently consolidated, were filed in the United States District Court for the Southern District of Ohio. A third shareholder derivative claim was filed in the Court of Common Pleas in Montgomery County, Ohio. The class action complaints allege that the Company, and two former officers violated provisions of the Securities Exchange Act. On October 19, 2004, the plaintiffs in one of the shareholder class actions voluntarily moved to dismiss the action, without prejudice. On January 26, 2005, the second shareholder class action was voluntarily dismissed, without prejudice. The shareholder derivative claims were filed against the Company, as nominal defendant, members of the Board of Directors and certain executive officers and allege breach of fiduciary duty, and other violations of law. On April 18, 2005, the plaintiffs in the federal consolidated derivative claims voluntarily moved to dismiss the action, without prejudice. On October 26, 2005, the final shareholder derivative claim in the Court of Common Pleas in Montgomery County, Ohio was voluntarily dismissed.

The Company is also subject to other claims and lawsuits that arise in the ordinary course of business. The Company believes that the reasonably foreseeable resolution of these matters will not have a material adverse effect on the financial statements.

15.	ACCOUNTING STANDARDS

In June 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” The statement applies to all voluntary changes in accounting principle and changes the requirement for accounting for and reporting a change in accounting principle. This statement is a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005. The Company does not anticipate a material impact on the results of operations from the adoption of this pronouncement.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” In March 2005, the SEC issued Staff Accounting Bulletin 107, “Share-Based Payment,” to assist companies in the adoption of SFAS No. 123 (revised). SFAS 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Effective October 1, 2003, the Company elected to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. On April 14, 2005, the SEC announced the adoption of a rule that deferred the required effective date of SFAS 123 (revised) until fiscal years beginning after June 15, 2005, effective for the Company October 1, 2005. The Company recorded $1,047, or $.02 per Class A common share, of income as a cumulative effect of accounting change in the quarter ended December 31, 2005, to reflect estimated forfeitures of unvested equity compensation. The company does not anticipate that the adoption of SFAS 123 (revised) will have a material impact on annual stock compensation expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)(2)

2005
Net sales and revenues	$239,322	$250,615	$246,525	$232,618
Gross profit	$129,581	$139,437	$135,833	$59,407
Net income (loss)	$21,354	$22,570	$23,796	$(34,433)
Class A common
Basic earnings (loss) per common share	$.33	$.35	$.38	$(.55)
Diluted earnings (loss) per common share	$.33	$.34	$.37	$(.55)
Class B common
Basic and Diluted earnings (loss) per common share(3)	$.02	$.02	$.02	$(.03)
Cash dividends declared per share
Class A common	$.11	$.11	$.11	$.11
Class B common	$.0055	$.0055	$.0055	$.0055
Closing market prices of Class A common shares
High	$26.51	$28.28	$27.59	$29.00
Low	$23.20	$25.36	$26.20	$26.74
2004
Net sales and revenues	$248,403	$249,492	$242,830	$241,516
Gross profit	$138,587	$140,957	$134,350	$129,860
Net income	$23,822	$26,357	$22,019	$20,445
Class A common
Basic earnings per common share	$.35	$.40	$.34	$.31
Diluted earnings per common share	$.34	$.38	$.33	$.31
Class B common
Basic and Diluted earnings per common share(3)	$.02	$.02	$.02	$.02
Cash dividends declared per share
Class A common	$.11	$.11	$.11	$.11
Class B common	$.0055	$.0055	$.0055	$.0055
Closing market prices of Class A common shares
High	$29.35	$29.71	$30.58	$25.10
Low	$26.42	$26.51	$22.70	$21.21

(1)	On July 19, 2005, the Company’s board of directors decided to stop marketing, selling and installing the Reynolds Generations Series Suite dealer management system for automobile dealers. As a result of this decision, the Company wrote-off capitalized software development costs of $66,558 and also recorded additional pre-tax expenses of $24,225 in the quarter ending September 30, 2005. See Note 3 to the Consolidated Financial Statements for additional disclosures regarding these adjustments.

(2)	As discussed in Note 2 to the Consolidated Financial Statements, the Company corrected errors that existed in prior periods during the quarter ended September 30, 2005. The correction of prior period errors reduced fourth quarter revenues by $12,382 and net income by $1,485 or $.02 per Class A common share. The Company determined that these prior period errors and the correction of such errors in the quarter ended September 30, 2005, are not material to the Company’s consolidated financial statements for any period presented. See Note 2 to the Consolidated Financial Statements for additional disclosures regarding the correction of prior period errors.

(3)	In 2005, the Company restated prior financial statements to report basic and diluted earnings per share for all classes of common stock. Previously the Company had not reported earnings per Class B common share. There was no change to earnings per Class A common share.

Valuation Accounts
For the Years Ended September 30, 2005, 2004, and 2003
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions		Deductions
		Charged
	Balance at	to Costs		Write-offs	Balance
	Beginning	and	Other	Net of	at End
Description	of Year	Expenses	(a)	Recoveries	of Year

Valuation Accounts — Deducted From Assets to Which They Apply
Reserves for accounts receivable:
Year ended September 30, 2005	$6,404	$3,506	$(5)	$4,834	$5,071
Year ended September 30, 2004	$5,253	$7,485	$9	$6,343	$6,404
Year ended September 30, 2003	$4,902	$4,399	$213	$4,261	$5,253
Reserves for credit memos:
Year ended September 30, 2005	$11,109	$25,702	$(218)	$21,899	$14,694
Year ended September 30, 2004	$11,691	$25,514	$71	$26,167	$11,109
Year ended September 30, 2003	$10,321	$31,153	$173	$29,956	$11,691
Reserves for finance receivables:
Year ended September 30, 2005	$6,701	$3,651	$288	$4,300	$6,340
Year ended September 30, 2004	$6,705	$3,064	$557	$3,625	$6,701
Year ended September 30, 2003	$6,184	$3,765	$566	$3,810	$6,705
Reserves for inventories Year ended September 30, 2005	$633	$1,082	$7	$898	$824
Year ended September 30, 2004	$1,665	$1,164	$7	$2,203	$633
Year ended September 30, 2003	$1,320	$1,222	$19	$896	$1,665

(a)	Includes adjustments from translation of foreign currency to United States dollars, the effects of acquisitions of businesses and transfers between reserves.