Form 10-Q
period 2005-12-31
REYNOLDS & REYNOLDS CO
filed 2006-06-08
CIK 83588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-10147
THE REYNOLDS AND REYNOLDS COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Ohio (State of incorporation)	31-0421120 (IRS Employer Identification No.)
One Reynolds Way
Dayton, Ohio 45430
(Address of principal executive offices)
(937) 485-2000
(Telephone No.)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☐ No ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On April 30, 2006, 63,728,502 Class A common shares and 13,500,000 Class B common shares were outstanding.

The Reynolds and Reynolds Company
Table of Contents

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Consolidated Income (unaudited) For the Three Months Ended December 31, 2005 and 2004 (Restated)	1

	Condensed Consolidated Balance Sheets (unaudited) As of December 31, 2005 and September 30, 2005	2

	Statements of Consolidated Cash Flows (unaudited) For the Three Months Ended December 31, 2005 and 2004 (Restated)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Three Months Ended December 31, 2005 and 2004	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (See the caption entitled “Market Risks” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations)	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

SIGNATURES		29

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The Reynolds and Reynolds Company
Statements of Consolidated Income (unaudited)
For the Three Months Ended December 31, 2005 and 2004
(In thousands except per share data)

		2004
		As Restated
	2005	See Note 1
Net Sales and Revenues
Products	$158,455	$157,490
Services	75,421	74,983
Financial services	5,939	6,849

Total net sales and revenues	239,815	239,322

Cost of sales
Products	53,197	55,216
Services	50,472	52,774
Financial services	2,431	1,751

Total cost of sales	106,100	109,741

Gross Profit	133,715	129,581
Selling, general and administrative expenses	94,064	93,977

Operating Income	39,651	35,604

Other Income (Expense)
Interest expense	(2,024)	(1,445)
Interest income	1,478	584
Other — net	(49)	1,293

Total other income (expense)	(595)	432

Income Before Income Taxes	39,056	36,036
Provision for Income Taxes	(15,626)	(15,102)
Equity in Net Income of Affiliated Companies	469	420

Income Before Cumulative Effect of Accounting Change	23,899	21,354
Cumulative Effect of Accounting Change	1,047	0

Net Income	$24,946	$21,354

Earnings per Common Share
Class A common
Basic earnings per common share
Income Before Cumulative Effect of Accounting Change	$0.38	$0.33
Cumulative Effect of Accounting Change	$0.02	$0.00
Net income	$0.40	$0.33
Average number of common shares outstanding	61,469	63,666
Diluted earnings per common share
Income Before Cumulative Effect of Accounting Change	$0.38	$0.33
Cumulative Effect of Accounting Change	$0.02	$0.00
Net income	$0.39	$0.33
Average number of common shares outstanding	63,515	65,366
Class B common
Basic and Diluted earnings per common share
Income Before Cumulative Effect of Accounting Change	$0.02	$0.02
Cumulative Effect of Accounting Change	$0.00	$0.00
Net income	$0.02	$0.02
Average number of common shares outstanding	13,500	14,000
Cash Dividends Declared Per Common Share
Class A common	$.11	$.11
Class B common	$.0055	$.0055
See Notes to Condensed Consolidated Financial Statements.

The Reynolds and Reynolds Company
Condensed Consolidated Balance Sheets (unaudited)
December 31, 2005 and September 30, 2005
(In thousands)

	12/31/05	9/30/05
Assets
Current Assets
Cash and equivalents	$170,983	$133,403
Trade accounts receivable (less allowance for doubtful accounts: 12/31/05—$5,571; 9/30/05—$5,071)	94,951	97,026
Other accounts receivables	2,295	2,521
Net finance receivables	125,025	129,032
Inventories	12,050	11,923
Deferred income taxes	11,784	9,522
Prepaid and other assets	38,537	39,859

Total current assets	455,625	423,286
Property, Plant and Equipment, less accumulated depreciation of $144,215 at 12/31/05 and $138,974 at 9/30/05	172,587	175,155
Goodwill	43,996	43,996
Software Licensed to Customers	4,444	4,966
Acquired Intangible Assets	32,008	32,671
Other Intangible Assets	6,677	6,677
Net Finance Receivables	195,552	201,342
Deferred Income Taxes	23,881	20,419
Other Assets	47,584	47,584

Total Assets	$982,354	$956,096

Liabilities
Current Liabilities
Current portion of long-term debt — Automotive Solutions	$99,746	$0
Current portion of long-term debt — Financial Services	39,260	39,261
Accounts payable	34,292	41,424
Accrued compensation and related items	27,026	40,038
Deferred revenues	40,117	40,571
Income taxes	24,928	8,242
Other accrued liabilities	47,546	46,188

Total current liabilities	312,915	215,724

Long-Term Debt — Automotive Solutions	0	100,237
Long-Term Debt — Financial Services	151,005	152,883

Total Long-Term Debt	151,005	253,120

Pensions	55,639	51,324
Postretirement Medical	42,694	42,365
Other Liabilities	9,706	9,077

Total Liabilities	571,959	571,610

Shareholders’ Equity
Capital Stock	398,048	390,441
Accumulated Other Comprehensive Losses	(27,237)	(27,537)
Retained Earnings	39,584	21,582

Total Shareholders’ Equity	410,395	384,486

Total Liabilities and Shareholders’ Equity	$982,354	$956,096

See Notes to Condensed Consolidated Financial Statements.

The Reynolds and Reynolds Company
Statements of Consolidated Cash Flows (unaudited)
For the Three Months Ended December 31, 2005 and 2004
(In thousands)

		2004
		As Restated
	2005	See Note 1
Cash Flows Provided by (Used for) Operating Activities:
Net Income	$24,946	$21,354
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(1,047)	0
Depreciation and amortization	7,756	12,214
Provision for doubtful accounts	3,029	1,540
Stock-based compensation expense	2,814	1,903
Interest rate swap income	(143)	0
Deferred income taxes	(6,314)	(5,490)
Net (gains) losses from sales of assets	11	(88)
Changes in operating assets and liabilities:
Accounts receivable	556	2,215
Finance receivables originated	(20,731)	(26,472)
Collections on finance receivables	31,907	36,402
Inventories	(127)	(305)
Prepaid expenses	1,322	(2,686)
Other assets	(537)	520
Accounts payable	(6,035)	(2,800)
Accrued liabilities	(2,787)	9,985
Other liabilities	5,284	3,751

Net cash provided by operating activities	39,904	52,043

Cash Flows Provided by (Used for) Investing Activities:
Business combinations	0	(500)
Capital expenditures	(4,850)	(5,668)
Net proceeds from sales of assets	133	1,702
Marketable securities purchased	0	(28,000)
Marketable securities sold	0	8,080
Finance receivables originated	(6,875)	(8,146)
Collections on finance receivables	4,212	1,506

Net cash used for investing activities	(7,380)	(31,026)

Cash Flows Provided by (Used for) Financing Activities:
Additional borrowings	0	12,000
Principal payments on debt	(1,879)	(16,586)
Capital stock issued	6,769	4,960
Capital stock repurchased	(128)	(20,744)

Net cash provided by (used for) financing activities	4,762	(20,370)

Effect of Exchange Rate Changes on Cash	294	1,413

Increase in Cash and Equivalents	37,580	2,060
Cash and Equivalents — Beginning of Period	133,403	80,673

Cash and Equivalents — End of Period	$170,983	$82,733

See Notes to Condensed Consolidated Financial Statements.

The Reynolds and Reynolds Company
Notes to Condensed Consolidated Financial Statements (unaudited)
(In thousands except per share data)
1. Basis of Presentation
The balance sheet as of September 30, 2005 is condensed financial information from the annual audited financial statements. The interim financial statements are unaudited. In the opinion of management, the accompanying interim financial statements contain all significant adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America (GAAP) applied consistently with those used in the preparation of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, except for the accounting change described in Note 3 to the Condensed Consolidated Financial Statements.
Certain information and footnote disclosures normally included in the annual financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the full year. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
Certain prior period amounts have been reclassified in these condensed consolidated financial statements to conform to the 2006 financial statement presentation.
Restatements
In 2005, the Company corrected its classification of auction rate securities from cash and equivalents to marketable securities, according to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The effect of this restatement was to reduce cash and equivalents and increase marketable securities by $56,940 as of December 31, 2004, and $37,020 as of September 30, 2004. The Company purchased marketable securities of $28,000 and sold marketable securities of $8,080 during the three months ended December 31, 2004. Purchases and sales of marketable securities were considered investing activities for purposes of reporting cash flows.
The Company also restated its prior financial statements to report basic and diluted earnings per share for all classes of common stock. Previously, the Company had not reported earnings per Class B common share. There was no change to earnings per Class A common share.
Revisions
As of March 31, 2005, the Company revised its presentation of cash flows to present a Statement of Consolidated Cash Flows. Previously, the Company had presented a separate statement of cash flows for Automotive Solutions and Financial Services. The statement of consolidated cash flows for the three months ended December 31, 2004, was revised to conform to the new presentation.
In February 2005, the Securities and Exchange Commission (SEC) published a letter related to the statement of cash flows. This letter clarified that cash flows for finance receivables related to sales of the Company’s products and services should be considered operating activities in the statement of cash flows. The Company historically reported cash flows from finance receivables as investing activities in the statement of cash flows. Cash flows for finance receivables representing financing of customers’ purchases from other suppliers will continue to be considered investing activities in the Statements of Consolidated Cash Flows. Additionally, cash flows from intercompany receivables, which were included in trade accounts receivables, were historically included in operating activities, even though no cash was received by the Company on a consolidated basis when the sale was made to the customer. The Company revised its Statements of Consolidated Cash Flows to comply with the SEC interpretation and reflect the fact that no cash is received upon the initial sale and to properly classify cash receipts from the sales of products and services as operating activities. This reclassification did not change total cash flow.
The following table summarizes the effects of revisions and restatements on the statement of consolidated cash flows for the three months ended December 31, 2004.

	As			As Restated
	Reported	Revisions	Restatements	and Revised
Statements of Consolidated Cash Flows
For the Three Months Ended December 31, 2004
Cash flows provided by (used for) operating activities
Depreciation and amortization	$12,209	$5		$12,214
Provision for doubtful accounts	0	1,540		1,540
Deferred income taxes	(5,285)	(205)		(5,490)
Accounts receivable	2,298	(83)		2,215
Finance receivables originated	0	(26,472)		(26,472)
Collections of finance receivables	0	36,402		36,402
Prepaid expenses and other assets	(2,591)	(95)		(2,686)
Other assets	453	67		520
Accounts payable	(2,947)	147		(2,800)
Accrued liabilities	7,080	2,905		9,985
Other liabilities	3,703	48		3,751
Changes in receivables, other assets and other liabilities	3,972	(3,972)		0

Cash flows provided by (used for) investing activities
Capital expenditures	(5,666)	(2)		(5,668)
Marketable securities purchased	0		($28,000)	(28,000)
Marketable securities sold	0		8,080	8,080
Finance receivables originated	(33,613)	25,467		(8,146)
Collections of finance receivables	37,258	(35,752)		1,506

Cash and equivalents — beginning of period	117,693		(37,020)	80,673
Cash and equivalents — end of period	139,673		(56,940)	82,733
Revenue Recognition Policy
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
2. Earnings Per Common Share
Net income is allocated to each class of common stock, with the distributed income allocated based on dividends paid and undistributed income allocated based on contractual rights of the common shareholders. Basic earnings per common share (EPS) is computed by dividing income by the weighted average number of common shares outstanding during the period for each class of common stock. Diluted EPS is computed by dividing income by the weighted average number of common shares and potential common shares outstanding during each period for each class of common stock. The Company’s Class A potential undistributed common shares represent the effect of employee stock options, restricted stock awards and conversion of Class B common shares. There are no Class B potential common shares.

	2005	2004
Allocation of Basic Net Income
Income before accounting change	$23,899	$21,354
Less distributed earnings (dividends)
Class A common	0	0
Class B common	0	0

Undistributed earnings before accounting change	23,899	21,354
Cumulative effect of accounting change	1,047	0

Undistributed earnings	$24,946	$21,354

	Class A	Class B	Class A	Class B
Distributed earnings	$0	$0	$0	$0
Undistributed earnings	23,639	260	21,122	232

Income before accounting change	23,639	260	21,122	232
Cumulative effect of accounting change	1,036	11	0	0

Net Income	$24,675	$271	$21,122	$232

Allocation of Diluted Income
Income before accounting change
Numerator used for basic EPS	$23,639	$260	$21,122	$232
Add back: earnings allocated to Class B common shareholder	260		232

Numerator used for diluted EPS	$23,899	$260	$21,354	$232

Cumulative effect of accounting change
Numerator used for basic EPS	$1,036	$11
Add back: earnings allocated to Class B common shareholder	11

Numerator used for diluted EPS	$1,047	$11

Net Income
Numerator used for basic EPS	$24,675	$271	$21,122	$232
Add back: earnings allocated to Class B common shareholder	271		232

Numerator used for diluted EPS	$24,946	$271	$21,354	$232

	Class A	Class B	Class A	Class B
Average Number of Common Shares and Potential Common Shares Outstanding
Denominator used for basic EPS	61,469	13,500	63,666	14,000
Effect of employee stock options and restricted stock awards	1,371		1,000
Shares issuable upon conversion of Class B common shares	675		700

Denominator used for diluted EPS	63,515	13,500	65,366	14,000

Employee stock options outstanding and restricted stock awards to acquire 838 shares and 1,757 shares in three months ended December 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per common share because the effect of the options’ exercise price plus unamortized stock compensation expense, in relation to the average market price of the common shares would be anti-dilutive.
3. Employee Stock Plans
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” In March 2005, the SEC issued Staff Accounting Bulletin 107, “Share-Based Payment,” to assist companies in the adoption of SFAS No. 123 (revised). SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Effective October 1, 2003, the Company elected to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Effective October 1, 2005, the Company adopted SFAS No. 123 (revised) using the modified prospective transition method and recorded income of $1,047, net of income tax benefits of $586, or $.02 per diluted Class A common share, as a cumulative effect of accounting change in the three months ended December 31, 2005, to reflect estimated forfeitures of unvested equity compensation. The Company was already in substantial compliance with SFAS No. 123 (revised) at the adoption date as the standard closely parallels SFAS No. 123. The adoption of SFAS No. 123 (revised) did not have a material impact on stock compensation expense for the period ended December 31, 2005.
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
There are an aggregate of 2,300 Class A common shares reserved for future awards under the incentive stock options and/or nonqualified stock option plans, 2004 REYShare Plus Plan and the 2004 Executive Stock Incentive Plan. Grants of stock options and other stock-based compensation awards are approved by the Compensation Committee of the Company’s Board of Directors.
Net income for the three months ended December 31, 2005 includes $2,814 of compensation expense and $1,079 of income tax benefits related to our stock-based compensation arrangements. Net income for the three months ended December 31, 2004 includes $1,903 of compensation expense and $797 of income tax benefits related to our stock-based compensation arrangements.
Stock Option Plans
The Company valued its stock options granted after October 1, 2005, using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on the historical volatility of the Company’s stock over the immediately prior period equal in length to the expected life of the option. The expected life of options granted is based on historical experience and represents the period of time that options granted are expected to be outstanding. Dividend yield is based on current dividends because the Company has not changed its dividend rate in recent years. The risk-free rate is based on the U.S. Treasury rate in effect at the time of the grant for a term equal in length to the expected life of the option. Stock options are generally granted at a price equal to fair market value of the common stock on the date of grant and are exercisable after a period of one to four years and expire between seven and ten years after the date of grant.

Option Valuation Assumptions

	2006	2005

Expected life in years	2.8	3.6
Dividend yield	1.6%	1.7%
Risk free interest rate	4.4%	3.7%
Volatility	22%	24%
Weighted average fair value	$4.92	$5.37
The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was approximately $1,876 and $846, respectively. The following table summarizes stock option activity of the plans.

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life in Years	Value

Outstanding at September 30, 2005	6,430	$22.28
Granted	100	$27.24
Exercised	(314)	$21.54
Canceled	(34)	$27.35

Outstanding at December 31, 2005	6,182	$22.37	3.8	$34,688

Exercisable at December 31, 2005	5,426	$21.73	3.5	$33,826

As of December 31, 2005, there was approximately $2,345 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.
Cash received from options exercised for the three months ended December 31, 2005 was $6,769. The actual tax benefit realized for the tax deductions from options exercised totaled $614 for the three months ended December 31, 2005.
Restricted Stock and Restricted Stock Units
The REYShare Plus Plan provides for restricted stock awards to substantially all employees in which the restrictions lapse based on service achievement. Generally these awards are granted with a cliff-vesting period of three years. The Executive Stock Incentive Plan provides for restricted stock awards and other stock-based incentives to eligible recipients. Under the Executive Stock Incentive Plan, restrictions on restricted stock awards lapse based on service and/or Company performance. These awards vest over one to three years. Performance-based awards require achievement of certain financial targets and may incorporate a performance condition (i.e. revenue growth) or a market condition (i.e. total shareholder return) and may be measured against either predetermined goals or relative performance against a peer group (i.e. S&P Mid-Cap 400).
If a participant of either plan is not employed by the Company on the vesting date, or if the performance condition or market condition is not satisfied, the restricted stock award is forfeited, except potentially in the case of death, attainment of retirement eligibility age, or total permanent disability. Restricted stock awards may consist of either restricted stock or restricted stock units. Restricted stock units, which become shares when restrictions lapse, are awarded in countries where it is not beneficial to award restricted stock. The following table summarizes restricted stock award activity of the plans.

	Shares or	Average Grant
	Units	Date Fair Value

Outstanding — Service Achievement Awards
Balance at September 30, 2005	501	$25.85
Restricted Stock
Granted	179	$27.65
Canceled	(17)	$25.56
Returned	(4)	$25.86
Released	(10)	$25.86
Restricted Stock Units
Granted	22	$27.70
Released	(1)	$24.74

	Shares or	Average Grant
	Units	Date Fair Value

Canceled	(1)	$26.10

Balance at December 31, 2005	669	$26.40

Outstanding — Performance/Market Condition Awards
Beginning at September 30, 2005	193	$26.16
Restricted Stock
Granted	414	$27.67
Canceled	(18)	$25.80
Restricted Stock Units
Granted	21	$27.70
Canceled

Balance at December 31, 2005	610	$27.25

As of December 31, 2005, there was approximately $19,740 of unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years. Total fair value of awards vested was $415 and $7 during the three months ended December 31, 2005 and 2004.
The fair value of each share of restricted stock and restricted stock unit subject to a service or performance condition is the market price of the Company’s stock on the date of grant. The fair value of each share of restricted stock and restricted stock unit subject to a market condition is determined based on a Monte Carlo simulation. Service-based restricted stock awards are included in compensation expense over the vesting period. Performance-based restricted stock awards, that are dependent upon achievement of a performance condition, are included in compensation expense based on estimated achievement of the performance condition as of the date of the financial statements. Performance-based restricted stock awards, that are dependent upon the achievement of a market condition, are included in compensation expense based on estimated achievement of the market condition as of the date on which the award was issued.
Upon exercise of stock options, Class A common shares are issued to employees from treasury shares. Class A common shares are issued from treasury at the date of the restricted stock award. Upon vesting of the restricted stock award, the employee will return restricted shares to the Company to meet minimum statutory income tax withholding requirements and the Company will release the remaining shares to employees. Shares withheld by the Company may either be sold on the open market or placed into treasury. Generally, the Company does not sell the withheld shares on the open market. Restricted stock units are handled in the same manner as restricted shares, except that Class A common shares are not issued to employees at the date of the award, but when the vesting requirement has been satisfied.
The Company does repurchase Class A common shares on the open market from time to time. One of the purposes of repurchasing Class A common shares is to offset potential dilution from the Company’s stock compensation plans. However, the Company is under no obligation to repurchase Class A common shares based on activity of stock compensation plans.

4. Comprehensive Income

	2005	2004
Net income	$24,946	$21,354
Foreign currency translation adjustment	294	1,413
Net unrealized gains on derivative contracts, net of income tax provisions of $4 at 12/31/05 and $239 at 12/31/04	6	359

Comprehensive income	$25,246	$23,126

5. Reynolds Generations Series® Suite
On July 19, 2005, the Company’s board of directors decided to stop marketing, selling and installing the Reynolds Generations Series Suite (Suite) dealer management system for automobile dealers. For further information regarding this decision, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005. During the quarter ended September 30, 2005, as a result of the decision to stop selling Suite, the Company wrote-off capitalized software development costs of $66,558 ($42,191 or $.65 per diluted Class A common share after income taxes) and recorded additional pre-tax expenses of $24,225 ($15,062 or $.23 per diluted Class A common share after income taxes) of which $22,728 remained payable as of September 30, 2005. These additional expenses included estimated future support obligations in excess of estimated revenues, migration costs, sales concessions and associate severance and outplacement benefits. Future support costs represent the costs of the Technical Assistance Center and product development in excess of expected revenues. Sales concessions represent concessions made to Suite customers, primarily in the form of credits issued to reverse training revenues previously recorded and not paid by customers. There were also some cash payments to customers. Migration costs represent the costs to install and train Suite customers on the Company’s core dealer management system, ERA, including data conversion from Suite to ERA. The following table summarizes the activity related to Suite for the three months ended December 31, 2005.

Balance as of September 30, 2005	$22,728
Payments	(5,025)
Adjustments	598

Balance as of December 31, 2005	$18,301

The adjustment of $598 for the three months ended December 31, 2005, related primarily to additional sales concessions for Suite.
6. Inventories

	12/31/05	9/30/05
Finished products	$11,613	$11,452
Work in process	288	317
Raw materials	149	154

Total inventories	$12,050	$11,923

7. Goodwill and Acquired Intangible Assets
Goodwill

	Software
	Solutions	Documents	Totals
Balances as of September 30, 2005	$41,119	$2,877	$43,996

Balances as of December 31, 2005	$41,119	$2,877	$43,996

Acquired Intangible Assets

	Gross	Accumulated
	Amount	Amortization
As of December 31, 2005
Contractual customer relationship	$33,100	$9,378
Trademarks	6,246	1,802
Other	5,737	1,895

Total	$45,083	$13,075

As of September 30, 2005
Contractual customer relationship	$33,100	$8,965
Trademarks	6,251	1,715
Other	5,747	1,747

Total	$45,098	$12,427

Aggregate amortization expense was $648 and $675 for the three months ended December 31, 2005 and 2004, respectively. Estimated amortization expense for the years ended September 30, is $2,614 in 2006, $2,464 in 2007, $2,464 in 2008, $2,464 in 2009 and $2,290 in 2010.

8. Financing Arrangements
Automotive Solutions
During February 2002, the Company entered into $100,000 notional amount of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements were designated as fair value hedges. The fair value of these derivative instruments was a liability of $114 at December 31, 2005, and an asset of $296 at September 30, 2005, and was included in accrued liabilities and other assets, respectively, on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in interest expense. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.
The Company has $100,000 principal amount outstanding of 7% Notes due December 15, 2006 (the “Notes”) under an Indenture (the “Indenture”), dated as of December 15, 1996 between the Company and Wells Fargo Bank, N.A., as successor trustee (the “Trustee”). On February 24, 2006, the Trustee sent the Company a notice of default relating to the Company’s failure to timely file its Annual Report on Form 10-K for the year ended September 30, 2005 with the SEC and the Trustee. The default would have created an Event of Default (as defined under the Indenture) and resulted in the acceleration of the principal and interest of the Notes unless the Event of Default was cured by May 25, 2006. On May 15, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2005 and cured the Event of Default. On May 25, 2006, the Company purchased approximately $104,000 of U.S. Treasury Securities and deposited these securities in a trust which amount is sufficient to pay and discharge all remaining payments, aggregating approximately $107,000 of principal and interest under the Notes. Future interest and principal payments will be made from this trust. The Company will include this trust in current assets on its consolidated balance sheet and the debt will also remain the Company’s obligation until it is paid on December 15, 2006.
Financial Services
On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the Company, renewed a loan funding agreement (the “Loan Funding Agreement”), whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the Company, as security for the loan. Interest is payable on a variable rate basis. On April 25, 2006, the Loan Funding Agreement was extended through December 31, 2006 and the requirement to file financial statements was waived through September 30, 2006. The outstanding borrowings under this arrangement were included with Financial Services long-term debt on the condensed consolidated balance sheets. As of December 31, 2005, the balance outstanding on this facility was $127,000.
The fair value of the Company’s cash flow derivative instruments was an asset of $1,469 at December 31, 2005 and $1,316 at September 30, 2005 and was included in other assets, on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In 2006, the Company expects the amounts to be reclassified out of other comprehensive income into earnings to be immaterial to the financial statements.
Revolving Credit Agreement
The Company has a $200,000 revolving credit agreement. The revolving credit agreement has a five-year term expiring on April 8, 2009. As of December 31, 2005, the balance outstanding on this facility was $50,000.
The Company’s failure to timely file its Annual Report on Form 10-K for the year ended September 30, 2005, and its Quarterly Report on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006 (the “Delayed Reports”), and the default under the Indenture was also a default under the credit agreement. Pursuant to an amendment to the credit agreement, on March 16, 2006, the Company extended the date on which it is required to deliver the Delayed Reports and any other periodic reports required to be filed from March 31, 2006 to the earlier of (i) September 30, 2006 or (ii) the date such financial statements are filed with the SEC. On May 15, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2005. With the filing of the Quarterly Report on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006, the Company has filed all required periodic financial reports and is now no longer in default. The amendment to the credit agreement also includes a financial covenant which provides that the Company must reach certain liquidity thresholds before it is permitted to enter into certain acquisitions and investments in partnerships and alliances.

9. Postretirement Benefits

	2005	2004

Pension Benefits
Service cost	$3,175	$2,901
Interest cost	4,577	4,568
Estimated return on plan assets	(4,309)	(3,654)
Amortization of prior service cost	191	191
Recognized net actuarial losses	1,319	897
Settlements	0	935

Net periodic pension cost	$4,953	$5,838

In 2006, the Company is not required to make a contribution to its pension plan and does not anticipate making such a contribution.

	2005	2004

Postretirement Medical and Life Insurance Benefits
Service cost	$122	$112
Interest cost	993	865
Amortization of prior service cost	80	(353)
Recognized net actuarial losses	322	248

Net periodic postretirement medical and life insurance cost	$1,517	$872

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a Medicare prescription drug benefit beginning in 2006, as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. As a result of the new Medicare part D benefit, during 2005, the Company decided to discontinue offering prescription drug benefits as of January 1, 2006 to its retirees eligible for Medicare. During 2006, the Company reversed that decision and, to qualify for the federal subsidy, continued to provide prescription drug coverage to retirees eligible for Medicare. During 2006, the federal subsidy included as an offset in determining net periodic postretirement medical and life insurance expense was $ 545 for the three months ended December 31, 2005. The benefit obligation was increased $15,526 as of October 1, 2005 as a result of the Company’s decision to offer prescription drug coverage to retirees eligible for Medicare.
10. Business Segments
The Software Solutions segment provides computer solutions including computer hardware, integrated software packages, software enhancements and related support. This segment also includes the installation and maintenance of computer hardware, software training, and consulting services. Revenues classified as a product include computer hardware and software. Revenues classified as service consist of computer, transaction-based, hosting and rental services. Computer services are comprised of installation, training, consulting and hardware maintenance. Transaction-based services are primarily comprised of credit inquiries made by the Company’s customers. Hosting services represent software applications delivered via remote servers and related services. Rental services consist of operating lease arrangements. During the quarter ended December 31, 2005, the Company reclassified certain amounts between products and services. The primary change was to reclassify hosting services from products to services.
The Documents segment manufactures and distributes printed business forms primarily to automotive retailers. The Company monitors legislative, regulatory, original equipment manufacturer and business environment changes so that contracts and lease documents keep pace with new developments. The Company provides an online portal for automotive retailers to order documents. The portal also provides automotive retailers the opportunity to order promotional merchandise, apparel, event displays and advertising for automotive retailers.
The Financial Services segment provides financing, principally for sales of the Company’s computer solutions and services, through the Company’s wholly-owned affiliates, Reyna Capital Corporation, Reyna Funding, L.L.C. and a similar operation in Canada.

	2005	2004
Net Sales and Revenues
Software Solutions
Products
Hardware	$13,035	$14,822
Software	109,483	105,062
Services
Computer services	47,375	51,604
Transaction-based services	14,168	14,652
Hosting services	12,638	8,311
Rentals	1,240	416

Total	197,939	194,867
Documents	35,937	37,606
Financial Services	5,939	6,849

Total Net Sales and Revenues	$239,815	$239,322

Operating Income
Software Solutions	$32,234	$24,933
Documents	5,994	7,462
Financial Services	1,423	3,209

Total Operating Income	$39,651	$35,604

	12/31/05	9/30/05

Assets
Automotive Solutions	$695,797	$666,099
Financial Services	286,557	289,997

Total Assets	$982,354	$956,096

11. Contingencies
In 2000, the Company sold the net assets of its Information Solutions segment to the Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. The Company became secondarily liable under new real estate leases after being released as primary obligor for facilities leased and paid by Relizon. This contingent liability, which expired in January 2006, was $40 as of December 31, 2005. Also in connection with the sale of these operations to the Carlyle Group, the Company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and expires in 2007. As of December 31, 2005, the unamortized balance on this letter of credit was $1,388. In October 2005, Relizon was acquired by Workflow Management, Inc.
The Company is also subject to other claims and lawsuits that arise in the ordinary course of business. The Company believes that the reasonably foreseeable resolution of these matters will not have a material adverse effect on the financial statements.
12. Accounting Standard
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

13. Subsequent Events
On February 1, 2006, the Company purchased net assets of Kodata Solutions, a provider of data archiving solutions used by automobile dealers throughout the U.S. Kodata, based in Little Rock, Arkansas, had annual revenues of approximately $3,000 in 2005. The purchase price of $6,013 was paid with cash from existing balances. The results of Kodata’s operations will be included in the Company’s financial statements from the acquisition date. In connection with this business combination, the Company will record tax deductible goodwill of $4,469 based on a preliminary allocation of the purchase price. An independent appraisal firm will be utilized to assist the Company in determining the fair values of the intangible assets.
On May 24, 2006, the Company announced that it reached agreement with the board of DCS Group PLC on the terms of a recommended proposal for the cash acquisition of DCS, a provider of software and services to the European automotive retailing market. DCS had revenues of £35,100 (approximately $65,000 U.S.) for the year ended December 31, 2005. Included in 2005 results were discontinued operations revenues of £8,300 (approximately $15,000 U.S.). The transaction is valued at £21,700 (approximately $41,000 U.S.), including debt of £13,100 and cash of £2,300 (net debt of £10,800 or approximately $20,000 U.S.) as of December 31, 2005. The acquisition is to be implemented by means of a court approved process and requires the approval of DCS shareholders and court sanction in the UK. If approved, it is expected to become effective July 27, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended December 31, 2005 and 2004
(In thousands except employee and per share data and where otherwise indicated)
COMPANY OVERVIEW
Introduction
How the Company does business
The Company’s primary business is providing integrated software solutions and services to automobile dealers. The Company has provided products and services to automobile dealerships since 1927. The Company’s principal software solution is its ERA® dealer management system. This established software application is used by approximately 10,000 automotive dealerships, or approximately 40% of the automobile dealerships in the United States and Canada, to operate the sales, service, parts and administrative areas of their dealerships.
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
The Company earns most of its income from recurring software and hardware maintenance revenues which comprise approximately 60% of the Company’s total revenues. When documents and financial services revenues are included, approximately 80% of the Company’s revenues are recurring in nature. Additionally, much of consulting services revenues tend to be recurring in nature as programs are continued each year. This generally provides a measure of stability and limits the effect of economic downturns on the Company’s financial performance.
The Company’s growth plans, strategy and market opportunities
The Company believes that it can grow its business in the North American market by increasing penetration in the dealer management systems (“DMS”) market, providing a full range of value added solutions and services to help dealers to manage their operations more efficiently and effectively and to comply with applicable legal requirements. The Company believes that it can grow its business in the international market by growing its DMS footprint in Europe to achieve scale and to offer value added applications (particularly customer relationship management (“CRM”) solutions) and services, and by expanding into high growth markets such as China. The Company believes that while automotive retail markets globally are competitive, retailers consistently seek DMS systems and value-added solutions which help them operate more efficiently, and capture more revenue in all facets of their operations. The Company believes that it will facilitate its growth globally by realigning its internal resources to improve efficiency and execution thereby reducing costs, creating a more performance driven culture and by investing in more efficient internal management systems. The Company estimates the addressable market in the U.S. is $4.6 billion.
The Company views its DMS business as a cornerstone for growth due to its strong cash generation and its ability to integrate with and build penetration in other value-added applications essential for running its customers’ business operations. The types of opportunities for value added applications sought by the Company’s customers include CRM tools, financing and insurance (“F&I”) applications, fixed operations and inventory management solutions and networking.
The Company also offers solutions in the form of services. Opportunities for growth include consulting services, information management and security and CRM services. These types of services include data extraction services and security tools.
The international front, with its fragmented markets, provides multiple opportunities as well. Europe, Asia and Latin America are primary areas of opportunity with estimates of over one hundred thousand retailers and over one million users. The Company believes that these markets will offer opportunities similar in scale to the market in North America. To achieve revenue growth, the Company is examining opportunities in Europe to acquire scale and to deploy new pricing and service models, along with entry into China. The Company believes it is ideally suited to grow in international markets because of its strong position in Canada, its DMS footprint in Europe and its plans for expansion in Asia.
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
As indicated, the Company has focused its business on addressing the needs of automobile dealers. This is a highly competitive market where consumers are well-educated and can make informed decisions about with whom to do business when purchasing and servicing an automobile. The Company’s “ReynoldSystem”, is a single-source, integrated approach to dealership performance addressing automobile dealers’ desire for an integrated, end-to-end solution. This single-source approach helps ensure ease of use, reduced complexity, increased performance and the simplicity of relying on a single partner.
The Company continues to explore strategic alternatives, including divestiture, for its Networkcar business. Networkcar, acquired in 2002, provides a Global Positioning Satellite tracking and diagnostic monitoring system. Since acquisition, the business has evolved from dealership- based retail sales to a fleet management tool. Presidio Merchant Partners LLC, a San Francisco-based investment bank, is acting as a financial advisor to Reynolds on Networkcar.
RESULTS OF OPERATIONS
Subsequent Events
On February 1, 2006, the Company purchased net assets of Kodata Solutions, a provider of data archiving solutions used by automobile dealers throughout the U.S. Kodata, based in Little Rock, Arkansas, had annual revenues of approximately $3,000 in 2005. The purchase price of $6,013 was paid with cash from existing balances.
On May 24, 2006, the Company announced that it reached agreement with the board of DCS Group PLC on the terms of a recommended proposal for the cash acquisition of DCS, a provider of software and services to the European automotive retailing market. DCS had revenues of £35,100 (approximately $65,000 U.S.) for the year ended December 31, 2005. Included in 2005 results were discontinued operations revenues of £8,300 (approximately $15,000 U.S.). The transaction is valued at £21,700 (approximately $41,000 U.S.), including debt of £13,100 and cash of £2,300 (net of debt of £10,800 or approximately $20,000 U.S.) as of December 31, 2005. The acquisition is to be implemented by means of a court approved process and requires the approval of DCS shareholders and court sanction in the UK. If approved, it is expected to become effective July 27, 2006. The Company anticipates paying the purchase price with cash from existing balances.

Accounting Change
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” In March 2005, the SEC issued Staff Accounting Bulletin 107, “Share-Based Payment,” to assist companies in the adoption of SFAS No. 123 (revised). SFAS 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Effective October 1, 2003, the Company elected to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Effective October 1, 2005, the Company adopted SFAS 123 (revised) and recorded $1,047, or $.02 per Class A common share, of income as a cumulative effect of accounting change in the quarter ended December 31, 2005, to reflect estimated forfeitures of unvested equity compensation. The adoption of SFAS 123 (revised) did not have a material impact on stock compensation expense.
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
Consolidated Summary

				%
			Increase	Increase
	2005	2004	(Decrease)	(Decrease)

Net sales and revenues	$239,815	$239,322	$493	0%
Gross profit	$133,715	$129,581	$4,134	3%
% of revenues	55.8%	54.1%
SG&A expenses	$94,064	$93,977	$87	0%
% of revenues	39.3%	39.2%
Operating income	$39,651	$35,604	$4,047	11%
% of revenues	16.5%	14.9%
Income before accounting change	$23,899	$21,354	$2,545	12%
Accounting change (SFAS 123R)	$1,047	$0	$1,047
Net income	$24,946	$21,354	$3,592	17%
Earnings per Class A common share
Income before accounting change
Basic earnings per share	$0.38	$0.33	$0.05	15%
Diluted earnings per share	$0.38	$0.33	$0.05	15%
Net income
Basic earnings per share	$0.40	$0.33	$0.07	21%
Diluted earnings per share	$0.39	$0.33	$0.06	18%
Consolidated net sales and revenues increased by $493 over last year for the three months ended December 31, 2005, as growth in Software Solutions revenues was mostly offset by declines in Documents revenues and Financial Services. Segment revenues are discussed in more detail under each segment’s separate caption within this analysis. The 2005 divestiture of the Campaign Management Services business reduced revenues for the quarter ended December 31, 2005 by approximately $1,800 versus the corresponding period in 2004. The backlog of new orders for Software Solutions computer systems products and services and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $59,000 at December 31, 2005, compared to $60,000 at September 30, 2005.

In 2004 and 2005, three of the largest automobile dealership groups selected a single supplier to provide DMS solutions for all their dealerships. One dealership group selected the Company to be its exclusive provider of both DMS and Web solutions. The other two dealership groups chose a competitive DMS solution for their dealerships. In each case, the Company continues to provide substantial document and other solutions to each of these groups. If the Company is not able to continue to replace the net reduction in DMS-related revenue resulting from these three decisions, with revenues from other solutions or net gains from subsequent decisions in favor of the Company by other large dealership groups, the Company’s future revenues may be adversely impacted, albeit over time as the transition to a single source typically takes two to three years. The Company expects that its selection by General Motors, as described below, to supply an integrated dealer management system (“IDMS”) to all U.S. Saturn retailers, will help mitigate the net losses in revenues from these dealership groups.
On December 15, 2005, the Company announced that it was selected by General Motors to supply IDMS to all Saturn retailers in the U.S. As part of a 7-year agreement (with 2 one-year renewals possible), the Company will convert General Motors approximately 440 Saturn retailers to IDMS. The Company anticipates that implementation will begin in August 2007 and that the conversion process will be completed by May 2008. The Company expects to incur costs in fiscal year 2006 and 2007 to prepare for the implementation. General Motors has the right to terminate the agreement upon 180-days prior written notice to the Company. If General Motors terminates the agreement, they must pay certain defined charges, which may be substantial depending upon the timing of the termination. If the Company fails to meet specified service levels, the Company must pay defined penalties. The Company was also named an endorsed provider of the IDMS solution to GM-branded retailers in North America.
Gross profit increased in the first quarter ended December 31, 2005, as compared to the corresponding period in 2004, as growth in Software Solutions gross profit was partially offset by lower gross profit from Documents and Financial Services.
In the quarter ended December 31, 2005, selling general & administrative (SG&A) expenses were essentially the same as in the corresponding period in 2004. In the quarter ended December 31, 2005, research and development (R&D) expenses were approximately $18,000, compared to $21,000 in the corresponding period in 2004. No software development costs were capitalized in either year. See the Software Solutions caption of this analysis for additional information regarding R&D expenses and software capitalization. The decline in R&D expenses was offset by higher bad debt expenses of $1,500 and professional fees, of which approximately $800 related to the Securities and Exchange Commission review and the Company’s revenue recognition policy review. An additional $3,800 was incurred in the quarter ended March 31, 2006, related to these reviews.
The Company is exploring alternatives to improve the cost structure of the Company. These alternatives relate primarily to reducing R&D expenses, reducing employee costs and increasing utilization of facilities. Such alternatives are in various stages of consideration and development. There can be no assurance that any such alternatives will be implemented or that any such implementation will reduce costs.
Operating margins were 16.5% in the quarter ended December 31, 2005, compared to 14.9% in the corresponding period in 2004, representing increased operating income of $4,047. The increase in operating income resulted primarily from the improved gross profit of Software Solutions, which offset declines from the quarter ended December 31, 2004 in Documents and Financial Services.
Both interest expense and interest income increased over last year as a result of rising interest rates. Interest income also increased over last year because of increased cash balances as a result of the Company’s decision not to repurchase any of its Class A common shares on the open market while completing the SEC and revenue recognition reviews. The SEC and revenue recognition reviews are described in more detail in our Form 10-K for the year ended September 30, 2005, which was filed with the SEC on May 15, 2006. The Company also recorded approximately $200 of exchange losses during the three months ended December 31, 2005, compared to approximately $1,200 of exchange gains in the corresponding period in 2004.
The effective income tax rate declined to 40.0% in the quarter ended December 31, 2005, compared to 41.9% in the corresponding period in 2004, primarily because of lower state income taxes as a result of a change in the Ohio tax law. Ohio is transitioning from a franchise tax, based primarily on income, and a personal property tax to a commercial activity tax. The Company estimates that if the new tax law had been fully in place for fiscal year 2006, net income would increase by about $1,300 as a result of lower Ohio tax expenses.
Equity in net income of affiliated companies is primarily comprised of the Company’s investment in Computerized Vehicle Registration, which provides on-line vehicle registration to automobile dealers.

Software Solutions

			Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Net sales and revenues
Recurring revenues	$154,195	$149,442	$4,753	3%
One-time sales	$43,744	$45,425	($1,681)	-4%
Total net sales and revenues	$197,939	$194,867	$3,072	2%
Gross profit
Recurring revenues	$103,558	$91,860	$11,698	13%
One-time sales	$6,695	$10,565	($3,870)	-37%
Total gross profit	$110,253	$102,425	$7,828	8%
Gross Margin
Recurring revenues	67.2%	61.5%
One-time sales	15.3%	23.3%
Total gross margin	55.7%	52.6%
SG&A expenses	$78,019	$77,492	$527	1%
% of revenues	39.4%	39.8%
Operating income	$32,234	$24,933	$7,301	29%
% of revenues	16.3%	12.8%
Net sales and revenues increased 2% over a year ago during the quarter ended December 31, 2005, with recurring revenues increasing 3% and one-time sales decreasing 4%. Recurring revenues consist primarily of monthly revenues from software licenses, software enhancements, telephone support, hardware maintenance, credit services and network services. Recurring revenues increased in the quarter ended December 31, 2005 over the corresponding period in 2004, primarily as a result of revenue growth in ERA applications on demand, CRM solutions and Web solutions as a result of increased volume. Recurring revenues also reflected the effect of the annual price increase of approximately 3%, which became effective March 1, 2005. The growth in recurring revenues was partially offset by the effect of the 2005 divestiture of the Campaign Management Services business, which reduced recurring revenues for the quarter ended December 31, 2005 by approximately $1,800 versus the corresponding period in 2004, and a decline in hardware maintenance revenues. One-time sales include revenues from hardware, software license fees, implementation services (installation and training) and consulting services. During the quarter ended December 31, 2005, one-time sales declined primarily because of lower consulting revenues, as a result of delivering fewer days of consulting services, and lower incadea revenues as fewer software licenses were sold.
In addition to the growth in recurring revenues, gross profit increased for the quarter ended December 31, 2005, as compared to the corresponding period in 2004, because the corresponding period in 2004 included Suite software amortization expenses of $3,273. The Company did not incur these expenses in the quarter ended December 31, 2005 because Suite capitalized software was fully written off during the quarter ended September 30, 2005. The quarter ended December 31, 2004 also included the write-off of $2,345 of other non-Suite software assets that would not have been recovered by future cash flows. In the quarter ended December 31, 2005, recurring gross margins also reflect the benefit of the fiscal year 2005 consolidation of a service center. One-time gross margins were negatively impacted in the quarter ended December 31, 2005 by the decline in consulting services revenues and the resulting lower utilization of consultants.
The Company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Upon general release of a software product, the capitalized software development costs are amortized to expense over the estimated economic life of the product. The Company did not capitalize any software development costs during the three months ended December 31, 2005 and 2004. Software amortization expenses were $522 in the quarter ended December 31, 2005, compared to $3,425 in the corresponding period in 2004, the decline resulting primarily from the write-off of Suite capitalized software in the quarter ended September 30, 2005.
SG&A expenses increased slightly over last year in the quarter ended December 31, 2005, as compared to the corresponding period in 2004, primarily as a result of higher bad debt expenses and consulting expenses, primarily related to the SEC review and management’s revenue recognition policy review. These increases were partially offset by reduced

R&D expenses as a result of the discontinuance of Suite. Operating income increased in the quarter ended December 31, 2005, as compared to the corresponding period in 2004, primarily because of the growth in recurring revenues and the elimination of Suite software amortization expenses.
Documents

			Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Net sales and revenues	$35,937	$37,606	($1,669)	-4%
Gross profit	$19,954	$22,058	($2,104)	-10%
% of revenues	55.5%	58.7%
SG&A expenses	$13,960	$14,596	($636)	-4%
% of revenues	38.8%	38.9%
Operating income	$5,994	$7,462	($1,468)	-20%
% of revenues	16.7%	19.8%
Documents sales declined in the quarter ended December 31, 2005, as compared to the corresponding period in 2004, because of higher sales discounts and a decrease in the volume of business forms sold. The Company expects the sales of certain documents to continue to decline as the demand for certain paper products is negatively affected by advances in technology. The Company continues to view its documents business as part of its total customer offering and plans a selective expansion of the product offerings and selectively adding to and strengthening its sales force.
In quarter ended December 31, 2005, gross profit declined from the corresponding period in 2004, because of the higher sales discounts and an increase in material costs. SG&A expenses declined in the quarter ended December 31, 2005, as compared to the corresponding period in 2004, and remained approximately the same percentage of sales as in the corresponding period in 2004. Operating income declined in quarter ended December 31, 2005, versus the corresponding period in 2004, primarily because of the sales decline.
Financial Services

			Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

Net sales and revenues	$5,939	$6,849	($910)	-13%
Gross profit	$3,508	$5,098	($1,590)	-31%
% of revenues	59.1%	74.4%
SG&A expenses	$2,085	$1,889	$196	10%
% of revenues	35.1%	27.5%
Operating income	$1,423	$3,209	($1,786)	-56%
% of revenues	24.0%	46.9%
Financial Services revenues declined in the quarter ended December 31, 2005, as compared to the corresponding period in 2004, with a decrease in average finance receivable balances and lower average interest rates each contributing approximately equally to the decline. In the quarter ended December 31, 2005, average finance receivable balances declined, as compared to the corresponding period in 2004, as a result of the level of one-time sales in Software Solutions as compared to previous years. The Company’s finance receivables generally have five-year terms, and accordingly, the outstanding balance is comprised of amounts financed during the past five years. While interest rates increased during the quarter ended December 31, 2005, as compared to the corresponding period in 2004, the rates were still lower than the rates on maturing finance receivable balances, and therefore lowered the average interest rate of the receivables portfolio.
Gross profit declined in the quarter ended December 31, 2005, as compared to the corresponding period in 2004, because of the decline in revenues and higher borrowing costs. Interest rate spreads were 2.7% in the quarter ended December 31, 2005, compared to 3.9% in the corresponding period in 2004. Of the 1.2% decline in interest rate spreads, approximately two-thirds resulted from higher borrowing costs and one-third from lower interest earned on finance receivable balances. In fiscal year 2004, the tax treatment for the majority of new financing agreements changed from true leases to installment sales contracts. The impact of this change was to lower deferred income tax benefits. Assuming no change in the finance receivables balances, additional debt will be required in the future to finance the portfolio because of the reduced tax benefits. In the quarter ended December 31, 2005, average debt balances increased slightly over the corresponding period in 2004, as a result of the different tax treatment, even though average finance receivable balances declined in the quarter ended December 31, 2005, as compared to the corresponding period in 2004.
SG&A expenses increased over last year in the quarter ended December 31, 2005, compared to the corresponding period in 2004, because of higher bad debt expenses, which increased to $1,284 in the quarter ended December 31, 2005, from $1,050 in the corresponding period in 2004. Operating income declined primarily as a result of the impact of interest rates.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The Company’s balance of cash and equivalents was $170,983 at December 31, 2005. Cash flows provided by operating activities were $39,904 during the first three months of 2006 and resulted primarily from net income, adjusted for non cash charges such as depreciation and amortization, and net collections of finance receivables related to the sales of the Company’s products and services. Cash flows used for investing activities consisted primarily of capital expenditures in the ordinary course of business of $4,850. Capital expenditures in the ordinary course of business are anticipated to be approximately $15,000 to $20,000 in 2006. On May 24, 2006, the Company announced that it reached agreement with the board of DCS Group PLC on the terms of a recommended proposal for the cash acquisition of DCS, valued at £21,700 (approximately $41,000 U.S.). See the Subsequent Event section of this analysis regarding this proposed business combination. Cash flows provided by financing activities resulted from stock option proceeds. The Company did not repurchase any Class A common shares on the open market during the three months ended December 31, 2005.
Capitalization
The Company’s ratio of net debt (total debt minus cash and equivalents) to capitalization (net debt plus shareholders’ equity) was 22.5% at December 31, 2005 and 29.3% at September 30, 2005. The reduction in the ratio of net debt to capitalization resulted from an increase in cash and equivalents from $133,403 at September 30, 2005 to $170,983 at December 31, 2005. The increase in cash and equivalents resulted from continued cash flow from operations while the Company has not repurchased Class A common shares on the open market. This calculation includes Financial Services debt for which the proceeds were invested in finance receivables. On April 8, 2004, the Company obtained a $200,000 revolving credit agreement (the “$200,000 Credit Agreement”) with a five-year term. Remaining credit available under the Credit Agreement was $150,000 at December 31, 2005. In addition to the Credit Agreement, the Company also has a variety of other short-term credit lines available. Management estimates that its cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to meet the Company’s short-term liquidity requirements. Cash balances are placed in short-term investments until needed.
The Company has consistently produced operating cash flows sufficient to fund normal operations. These operating cash flows result from stable operating margins and a high percentage of recurring revenues which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. Management believes that its strong balance sheet and cash flows should help provide access to capital sufficient to meet the Company’s long-term liquidity requirements beyond the next year.
The Company has $100,000 principal amount outstanding of 7% Notes Due December 15, 2006 (the “Notes”) under an Indenture, dated as of December 15, 1996 between the Company and Wells Fargo Bank, N.A., as successor trustee (the “Trustee”). On February 24, 2006, the Trustee sent the Company a notice of default relating to the Company’s failure to timely file its Annual Report on Form 10-K for the year ended September 30, 2005 with the SEC and the Trustee. The default would have created an Event of Default (as defined under the Indenture) and resulted in the acceleration of the principal and interest of the Notes unless the Event of Default was cured by May 25, 2006. On May 15, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2005 and cured the Event of Default. On May 25, 2006, the Company purchased approximately $104,000 of U.S. Treasury Securities and deposited these securities in a trust which amount is sufficient to pay and discharge all remaining payments, aggregating approximately $107,000 of principal and interest under the Notes. Future interest and principal payments will be made from this trust. The Company will include this trust in current assets on its consolidated balance sheet and the debt will also remain the Company’s obligation until it is paid on December 15, 2006.
The Company’s failure to file its Annual Report on Form 10-K for the year ended September 30, 2005, and its Quarterly Report on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006 (the “Delayed Reports”), and the default under the Indenture was also a default under the credit agreement. Pursuant to an amendment to the credit agreement, on March 16, 2006, the Company extended the date on which it is required to deliver the Delayed Reports and any other periodic reports required to be filed from March 31, 2006 to the earlier of (i) September 30, 2006 or (ii) the date such financial statements are filed with the SEC. On May 15, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2005. With the filing of the Quarterly Report on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006 on June 8, 2006, the Company has filed all required periodic financial reports and is current in such filings under the terms of the credit agreement.
On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the Company, renewed a loan funding agreement (the “Loan Funding Agreement”), whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the Company, as security for the loan. Interest is payable on a variable rate basis. On April 25, 2006, the Loan Funding Agreement was extended through December 31, 2006 and the requirement to file financial statements was waived through September 30, 2006. The outstanding borrowings under this arrangement were included with Financial Services long-term debt on the Consolidated Balance Sheets. As of December 31, 2005, the balance outstanding on this facility was $127,000.
In February and March 2006, Moody’s Investor Services downgraded the Company’s senior unsecured ratings to Ba1 from Baa2 and placed the ratings on review for further possible downgrade. Access to the public debt markets could be limited to the non-investment grade segment which would result in higher borrowing costs until the Company’s credit rating is restored to investment grade by Moody’s.
See Note 8 to the Condensed Consolidated Financial Statements regarding the Company’s debt instruments.
Shareholders’ Equity
The Company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The Company also has an authorized class of 60,000 preferred shares with no par value. As of December 31, 2005, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The Company has paid dividends every year since the Company’s initial public offering in 1961.
During the three months ended December 31, 2005, and as of the date of this filing, the Company did not repurchase any Class A common shares on the open market. As of December 31, 2005, the Company could repurchase an additional 1,874 Class A common shares under existing board of directors’ authorizations.
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
Revenue Recognition
The Company’s revenue recognition policy is complex, primarily because the Company sells its solutions under multiple element arrangements. Various elements of these arrangements are accounted for under different accounting literature which requires an allocation of the sales price among the elements utilizing a relative fair value allocation method. The application of the relative fair value allocation method requires the use of professional judgment in obtaining third party or other evidence of fair value for the various elements of its transactions. The timing of revenue recognition requires the use of estimates. For example, the Company must estimate the amount of software training services that will be required at the time an order is contracted. This estimate is used to recognize revenue over the appropriate period, as software training services are performed. The length of the software training services period, as well as the dispersion of training hours within the period, may vary each quarter, depending upon the size and complexity of the transactions. The Company monitors actual experience and updates these estimates each quarter. As of December 31, 2006, software training services typically are completed between one and five months after shipment of hardware.

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
Postretirement Benefits
The Company sponsors defined-benefit pension plans for most employees. The Company also sponsors a defined-benefit medical plan and a defined-benefit life insurance plan for certain employees. The Company’s postretirement plans are described in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. The Company accounts for its postretirement benefit plans according to SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These statements require the use of actuarial models that allocate the cost of an employee’s benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the Company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The Company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The Company adjusted assumptions used to measure the amount of postretirement benefit expense, decreasing the discount rate from 6.25% in fiscal year 2005 to 5.35% in fiscal year 2006. The expected long-term rate of return on plan assets was estimated at 8.25% for fiscal year 2005 and 7.75% in fiscal year 2006. The Company is not required to make minimum contributions to its postretirement plans in fiscal year 2006 and the Company does not anticipate making such contributions. See Note 12 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005, for more detailed disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations. The Company’s net periodic pension expense was $4,953 for the three months ended December 31, 2005, and compared to $5,838 for the three months ended December 31, 2004. The Company’s net periodic postretirement medical and life insurance expense was $1,517 for the three months ended December 31, 2005, compared to $872 for the three months ended December 31, 2004. The Company’s net periodic postretirement medical and life insurance expense increased in 2006, primarily as a result of the decision to offer prescription drug coverage to retirees eligible for Medicare.

MARKET RISKS
Interest Rates
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the Company borrows under fixed rate agreements with terms of ten years or less. During 2002, the Company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the Company effectively converted 7% fixed rate debt into variable rate debt, which averaged 6.1% during the three months ended December 31, 2005. These interest rate swap agreements were designated as fair value hedges. The Company does not use financial instruments for trading purposes.
The Financial Services segment of the business, including Reyna Funding L.L.C., obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The Company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the Company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The Company does not use financial instruments for trading purposes. During the three months ended December 31, 2005, Reyna Funding, L.L.C. entered into $15,387 of interest rate swaps associated with new debt issues to replace maturing interest rate swaps.
As of December 31, 2005, a one percentage point increase in interest rates would increase annual consolidated interest expense by $1,500 while a one percentage point decline in interest rates would reduce annual consolidated interest expense by $1,500. See Note 8 to the Condensed Consolidated Financial Statements regarding the Company’s debt instruments and interest rate management agreements.
Foreign Currency Exchange Rates
The Company has foreign-based operations, primarily in Canada, which accounted for 9% of net sales and revenues during the three months ended December 31, 2005. In the conduct of its foreign operations, the Company has inter-company sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the Company to changes in foreign currency exchange rates. During the first quarter of 2006, the Company sold foreign currency forward contracts to limit foreign currency risk on inter-company balances. As of December 31, 2005, these foreign currency positions were closed and the Company had no foreign currency exchange contracts outstanding. Based on the Company’s overall foreign currency exchange rate exposure at December 31, 2005, management believes that a 10% change in currency rates would not have a material effect on the Company’s financial statements.
CONTINGENCIES
See Note 11 to the Condensed Consolidated Financial Statements regarding the Company’s contingencies.
ACCOUNTING STANDARDS
See Note 12 to the Condensed Consolidated Financial Statements regarding the effect of accounting standards that the Company has not yet adopted.
MEANINGFUL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management’s judgment, beliefs, current trends and market conditions. Forward-looking statements made by the Company may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict, including, among others, the following:
•	the identification by the Company’s management and independent registered public accounting firm of an additional material weakness or the continuation of the existing material weakness in internal control over financial reporting;

•	the Company’s ability to make timely filings of its required periodic reports under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), particularly as it relates to the application of the Company’s new revenue recognition policy;

•	any impact on the listing of the Company’s common stock on the New York Stock Exchange;

•	the Company’s ability to maintain adequate cash balances for operations after payment and discharge of the public debt and to meet its liquidity covenant under its credit facility;

•	the higher cost of borrowing on future debt and the Company’s ability to access the debt markets due to the recent downgrades to the Company’s credit ratings;

•	the Company’s ability to successfully complete and integrate any acquisitions it pursues.

•	the Company’s estimates of addressable markets in the U.S. or internationally and the Company’s ability to save costs in the future; and

•	other factors described in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the year ended September 30, 2005 and prior filings of the Company with the SEC.
Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See the caption entitled “Market Risks” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
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
Management conducted its evaluation of disclosure controls and procedures under the supervision of the chief executive officer and the chief financial officer. Based upon the evaluation conducted by management which included a material weakness in internal control over financial reporting, our chief executive officer and chief financial officer have concluded that, as of December 31, 2005, and as of the date of filing this report our disclosure controls and procedures were not effective at a reasonable assurance level. The scope of management’s evaluation excluded Kodata Solutions, which the Company acquired on February 1, 2006 as described in Frequently Asked Question No. 3 (Oct.6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports . “ Accordingly, management’s assessment of the Company’s internal control over financial reporting does not include internal control over financial reporting of Kodata Solutions. This business combination was not material to the Company’s financial statements. The application of GAAP to the Company’s multiple element revenue arrangements (computer hardware, software, hardware installation services, software training services and recurring maintenance services) is complex and management did not have sufficient resources with the requisite expertise to ensure that consideration was allocated appropriately to the various elements within the Company’s multiple element arrangements. Management considers its internal controls over financial reporting an integral component of its disclosure controls and procedures. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

When evaluating its disclosure controls and procedures management considered the fact that management’s review of its revenue recognition policy resulted in the inability to timely file the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Additionally, management considered the circumstances that resulted in the restatement related to the balance sheet classification of auction rate securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities;” and the application of GAAP in reporting earnings per Class B common shares in accordance with SFAS No. 128, “Earnings Per Share.” Management evaluated the impact of our inability to timely file our periodic reports with the SEC on our disclosure controls and procedures and has concluded that the material weakness contributed to the inability to timely make these filings.
To address the material weakness described above, management performed additional analysis and other post-closing procedures designed to ensure that the consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.
As disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, it had come to Management’s attention that certain additional guidelines and procedures regarding communications with the public, investors and analysts were not consistently followed between December 2005 and the date of that filing. Management and the Audit Committee undertook to review the matter and to take remedial action designed to ensure that these guidelines and procedures are complied with in future periods. Management and the Audit Committee have now completed their review, which indicated instances of non-compliance with the above-referenced guidelines and procedures. In light of the review, the Audit Committee accepted Management’s recommendations designed to enhance disclosure policies and procedures and to improve oversight of compliance through an iterative process. Management is implementing these changes on an expedited basis, and will recommend additional enhancements to establish a strong and effective compliance system within the Company.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our chief executive officer and chief financial officer, the changes made in our internal control over financial reporting during the quarter ended December 31, 2005, and has concluded that there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequent to the quarter ended December 31, 2005, in addition to the steps taken to remediate the material weakness, management has improved the documentation of our revenue recognition policy. Management also added new procedures associated with accumulating and validating data used to calculate deferred revenue adjustments. This data supports various estimates used to determine revenue, including the allocation of consideration to the elements of the Company’s multiple element arrangements, the period over which software training services are provided and the price dispersion of recurring maintenance services. These changes had a material effect or are reasonably likely to have a material effect on our internal control over financial reporting. Over the next twelve to eighteen months, the new procedures will be replaced with more automated procedures as management implements new software and simplifies procedures associated with processing sales orders, invoicing customers and managing field service operations.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information included in Note 11 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference.
Item 1A. Risk Factors
During the quarter ended December 31, 2005, there have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 except for the following which should supplement the risk factor entitled, “BUSINESS COMBINATIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES” in our Form 10-K for the year ended September 30, 2005, which was filed with the SEC on May 15, 2006:
IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE ANY ACQUISITIONS, OUR PROFITABILITY COULD BE ADVERSELY AFFECTED. We have acquired businesses in the past, and may consider acquiring businesses in the future, that expand our portfolio of products and thereby strengthen our position in the market. Integrating any acquired business requires substantial management, financial and other resources and may pose risks with respect to customer service and market share. Furthermore, integrating an acquisition involves a number of special risks, some or all of which could have a material adverse effect on our business, results of operations and financial condition. These risks include:
•	unforeseen operating difficulties and expenditures;

•	difficulties in assimilation of acquired personnel, operations and technologies;

•	the need to manage a significantly larger and more geographically dispersed business;

•	impairment of goodwill and other intangible assets;

•	diversion of management’s attention from ongoing development of our business or other business concerns;

•	potential loss of customers;

•	failure to retain key personnel of the acquired businesses;

•	the use of substantial amounts of our available cash; and

•	the incurrence of additional indebtedness.
We may not be able to successfully integrate businesses that we acquire. Such acquisitions may not enhance our competitive position, business or financial prospects and could have a material adverse effect on our business, results of operations and financial position.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands except per share data)
On February 17, 2005, the Company’s board of directors authorized the repurchase of 5,000 Class A common shares. This authorization has no fixed expiration date and was in addition to previously approved authorizations. As of December 31, 2005, the Company could repurchase an additional 1,874 Class A common shares under this board of directors’ authorization. No other authorizations for share repurchase were outstanding as of December 31, 2005. During the three months ended December 31, 2005, the Company did not repurchase any Class A common shares.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE REYNOLDS AND REYNOLDS COMPANY

Date June 8, 2006	/s/ Finbarr J. O’Neill Finbarr J. O’Neill
President and Chief Executive Officer

Date June 8, 2006	/s/ Gregory T. Geswein
Gregory T. Geswein Senior Vice President and Chief Financial Officer