Form 10-Q
period 2006-03-31
REYNOLDS & REYNOLDS CO
filed 2006-06-08
CIK 83588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

The Reynolds and Reynolds Company
Table of Contents

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Consolidated Income (unaudited)
	For the Three and Six Months Ended March 31, 2006 and 2005 (Restated)	1

	Condensed Consolidated Balance Sheets (unaudited)
	As of March 31, 2006 and September 30, 2005	3

	Statements of Consolidated Cash Flows (unaudited)
	For the Six Months Ended March 31, 2006 and 2005	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations
	For the Three and Six Months Ended March 31, 2006 and 2005	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
	(See the caption entitled “Market Risks” included in the Management’s
	Discussion and Analysis of Financial Condition and Results of Operations)

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

SIGNATURES		32

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
The Reynolds and Reynolds Company
Statements of Consolidated Income (unaudited)
For the Three and Six Months Ended March 31, 2006 and 2005
(In thousands except per share data)

	Three Months		Six Months
		2005		2005
		As		As
		Restated		Restated
	2006	See Note 1	2006	See Note 1
Net Sales and Revenues
Products	$162,700	$165,696	$321,155	$323,186
Services	78,271	78,217	153,692	153,200
Financial services	6,360	6,702	12,299	13,551

Total net sales and revenues	247,331	250,615	487,146	489,937

Cost of sales
Products	54,783	59,599	107,980	114,815
Services	50,793	49,701	101,265	102,475
Financial services	2,190	1,878	4,621	3,629

Total cost of sales	107,766	111,178	213,866	220,919

Gross Profit	139,565	139,437	273,280	269,018
Selling, general and administrative expenses	103,033	102,285	197,097	196,262

Operating Income	36,532	37,152	76,183	72,756

Other Income (Expense)
Interest expense	(2,168)	(1,631)	(4,192)	(3,076)
Interest income	1,754	780	3,232	1,364
Other – net	229	(161)	180	1,132

Total other income (expense)	(185)	(1,012)	(780)	(580)

Income Before Income Taxes	36,347	36,140	75,403	72,176
Provision for Income Taxes	(14,571)	(14,009)	(30,197)	(29,111)
Equity in Net Income of Affiliated Companies	454	439	923	859

Income Before Cumulative Effect of Accounting Change	22,230	22,570	46,129	43,924
Cumulative Effect of Accounting Change	0	0	1,047	0

Net Income	$22,230	$22,570	$47,176	$43,924

Earnings per Common Share
Class A common
Basic earnings per common share
Income Before Cumulative Effect of Accounting Change	$0.36	$0.35	$0.74	$0.69
Cumulative Effect of Accounting Change	$0.00	$0.00	$0.02	$0.00
Net income	$0.36	$0.35	$0.76	$0.69
Average number of common shares outstanding	61,873	63,138	61,669	63,405
Diluted earnings per common share
Income Before Cumulative Effect of Accounting Change	$0.35	$0.34	$0.72	$0.67
Cumulative Effect of Accounting Change	$0.00	$0.00	$0.02	$0.00
Net income	$0.35	$0.34	$0.74	$0.67
Average number of common shares outstanding	63,988	65,646	63,751	65,509
Class B common
Basic and Diluted earnings per common share
Income Before Cumulative Effect of Accounting Change	$0.02	$0.02	$0.04	$0.03
Cumulative Effect of Accounting Change	$0.00	$0.00	$0.00	$0.00

	Three Months		Six Months
		2005		2005
		As		As
		Restated		Restated
	2006	See Note 1	2006	See Note 1
Net income	$0.02	$0.02	$0.04	$0.03
Average number of common shares outstanding	13,500	14,000	13,500	14,000
Cash Dividends Declared Per Common Share
Class A common	$.11	$.11	$.22	$.22
Class B common	$.0055	$.0055	$.011	$.011
See Notes to Condensed Consolidated Financial Statements.

The Reynolds and Reynolds Company
Condensed Consolidated Balance Sheets (unaudited)
March 31, 2006 and September 30, 2005
(In thousands)

	3/31/06	9/30/05
Assets
Current Assets
Cash and equivalents	$197,625	$133,403
Trade accounts receivable (less allowance for doubtful accounts: 3/31/06—$5,798; 9/30/05—$5,071)	93,303	97,026
Other accounts receivables	2,759	2,521
Net finance receivables	124,714	129,032
Inventories	11,768	11,923
Deferred income taxes	13,945	9,522
Prepaid and other assets	39,424	39,859

Total current assets	483,538	423,286
Property, Plant and Equipment, less accumulated depreciation of $146,786 at 3/31/06 and $138,974 at 9/30/05	172,446	175,155
Goodwill	48,465	43,996
Software Licensed to Customers	4,896	4,966
Acquired Intangible Assets	32,713	32,671
Other Intangible Assets	6,677	6,677
Net Finance Receivables	195,066	201,342
Deferred Income Taxes	27,285	20,419
Other Assets	47,327	47,584

Total Assets	$1,018,413	$956,096

Liabilities
Current Liabilities
Current portion of long-term debt — Automotive Solutions	$99,633	$0
Current portion of long-term debt — Financial Services	38,874	39,261
Accounts payable	38,961	41,424
Accrued compensation and related items	24,855	40,038
Deferred revenues	43,287	40,571
Income taxes	18,909	8,242
Other accrued liabilities	52,959	46,188

Total current liabilities	317,478	215,724

Long-Term Debt — Automotive Solutions	0	100,237
Long-Term Debt — Financial Services	149,500	152,883

Total Long-Term Debt	149,500	253,120

Pensions	59,910	51,324
Postretirement Medical	43,245	42,365
Other Liabilities	12,840	9,077

Total Liabilities	582,973	571,610

Shareholders’ Equity
Capital Stock	408,027	390,441
Accumulated Other Comprehensive Losses	(27,399)	(27,537)
Retained Earnings	54,812	21,582

Total Shareholders’ Equity	435,440	384,486

Total Liabilities and Shareholders’ Equity	$1,018,413	$956,096

See Notes to Condensed Consolidated Financial Statements.

The Reynolds and Reynolds Company
Statements of Consolidated Cash Flows (unaudited)
For the Six Months Ended March 31, 2006 and 2005
(In thousands)

	2006	2005
Cash Flows Provided by (Used for) Operating Activities:
Net Income	$47,176	$43,924
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(1,047)	0
Depreciation and amortization	14,735	25,352
Provision for doubtful accounts	5,496	3,880
Stock-based compensation expense	4,738	5,525
Interest rate swap income	(288)	0
Deferred income taxes	(12,512)	(14,697)
Net (gains) losses from sales of assets	95	(173)
Changes in operating assets and liabilities:
Accounts receivable	177	3,115
Finance receivables originated	(44,384)	(45,491)
Collections on finance receivables	61,694	63,526
Inventories	171	2,497
Prepaid expenses	482	(382)
Other assets	38	(1,937)
Accounts payable	(1,123)	(707)
Accrued liabilities	(2,659)	6,807
Other liabilities	13,253	9,296

Net cash provided by operating activities	86,042	100,535

Cash Flows Provided by (Used for) Investing Activities:
Business combinations	(6,013)	(500)
Capital expenditures	(11,195)	(13,793)
Net proceeds from sales of assets	456	1,912
Marketable securities purchased	0	(35,000)
Marketable securities sold	0	72,020
Finance receivables originated	(13,323)	(13,725)
Collections on finance receivables	4,632	3,663

Net cash provided by (used for) investing activities	(25,443)	14,577

Cash Flows Provided by (Used for) Financing Activities:
Additional borrowings	0	27,000
Principal payments on debt	(4,107)	(20,997)
Cash dividends paid	(7,042)	(7,109)
Capital stock issued	14,934	32,804
Capital stock repurchased	(190)	(74,736)

Net cash provided by (used for) financing activities	3,595	(43,038)

Effect of Exchange Rate Changes on Cash	28	1,039

Increase in Cash and Equivalents	64,222	73,113
Cash and Equivalents — Beginning of Period	133,403	80,673

Cash and Equivalents — End of Period	$197,625	$153,786

Non-Cash Capital Expenditures Included in Accounts Payable	$319
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
The Company restated its prior financial statements to report basic and diluted earnings per share for all classes of common stock. Previously, the Company had not reported earnings per Class B common share. There was no change to earnings per Class A common share.
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

	Three Months		Six Months
	2006	2005	2006	2005

Allocation of Basic Net Income
Income before accounting change	$22,230	$22,570	$46,129	$43,924
Less distributed earnings (dividends)
Class A common	6,869	7,032	6,869	7,032
Class B common	74	77	74	77

Undistributed earnings before accounting change	15,287	15,461	39,186	36,815
Cumulative effect of accounting change	0	0	1,047	0

Undistributed earnings	$15,287	$15,461	$40,233	$36,815

	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$6,869	$74	$7,032	$77	$6,869	$74	$7,032	$77
Undistributed earnings	15,122	165	15,291	170	38,762	424	36,413	402

Earnings before accounting change	21,991	239	22,323	247	45,631	498	43,445	479
Cumulative effect of accounting change	0	0	0	0	1,036	11	0	0

Totals	$21,991	$239	$22,323	$247	$46,667	$509	$43,445	$479

Allocation of Diluted Income
Income before accounting change
Numerator used for basic EPS	$21,991	$239	$22,323	$247	$45,631	$498	$43,445	$479
Add back: earnings allocated to Class B common shareholder	239		247		498		479

Numerator used for diluted EPS	$22,230	$239	$22,570	$247	$46,129	$498	$43,924	$479

Cumulative effect of accounting change
Numerator used for basic EPS					$1,036	$11
Add back: earnings allocated to Class B common shareholder					11

Numerator used for diluted EPS					$1,047	$11

Net Income
Numerator used for basic EPS	$21,991	$239	$22,323	$247	$46,667	$509	$43,445	$479
Add back: earnings allocated to Class B common shareholder	239		247		509		479

Numerator used for diluted EPS	$22,230	$239	$22,570	$247	$47,176	$509	$43,924	$479

	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Average Number of Common Shares and Potential Common Shares Outstanding
Denominator used for basic EPS	61,873	13,500	63,138	14,000	61,669	13,500	63,405	14,000
Effect of employee stock options and restricted stock awards	1,440		1,808		1,407		1,404
Shares issuable upon conversion of Class B common shares	675		700		675		700

Denominator used for diluted EPS	63,988	13,500	65,646	14,000	63,751	13,500	65,509	14,000

Employee stock options and restricted stock awards to acquire 732 shares and 785 shares in the three and six months ended March 31, 2006, and 669 shares and 1,213 shares in the three and six months ended March 31, 2005, were not included in the computation of diluted earnings per common share because the effect of the options’ exercise price plus unamortized stock compensation expense, in relation to the average market price of the common shares would be anti-dilutive.
3. Employee Stock Plans
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” In March 2005, the SEC issued Staff Accounting Bulletin 107, “Share-Based Payment,” to assist companies in the adoption of SFAS No. 123 (revised). SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Effective October 1, 2003, the Company elected to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Effective October 1, 2005, the Company adopted SFAS No. 123 (revised) using the modified prospective transition method and recorded income of $1,047, net of income tax benefits of $586, or $.02 per diluted Class A common share, as a cumulative effect of accounting change in the three months ended December 31, 2005, to reflect estimated forfeitures of unvested equity compensation. The Company was already in substantial compliance with SFAS No. 123 (revised) at the adoption date as the standard closely parallels SFAS No. 123. The adoption of SFAS No. 123 (revised) did not have a material impact on stock compensation expense for the period ended March 31, 2006.
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
There are an aggregate of 2,335 Class A common shares reserved for future awards under the incentive stock options and/or nonqualified stock option plans, 2004 REYShare Plus Plan and the 2004 Executive Stock Incentive Plan. Grants of stock options and other stock-based compensation awards are approved by the Compensation Committee of the Company’s Board of Directors.
Net income for the three and six months ended March 31, 2006 includes $1,924 and $4,738 of compensation expense, respectively, and $806 and $1,885 of income tax benefits, respectively, related to our stock-based compensation arrangements. Net income for the three and six months ended March 31, 2005 includes $3,622 and $5,525 of compensation expense, respectively, and $1,482 and $2,279 of income tax benefits related to our stock-based compensation arrangements.
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
The total intrinsic value of options exercised during the three and six months ended March 31, 2006 was approximately $1,925 and $3,801, respectively, and was approximately $8,669 and $9,515, respectively during the three and six months ended March 31, 2005. The following table summarizes stock option activity of the plans.

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life in Years	Value

Outstanding at September 30, 2005	6,430	$22.28
Granted	100	$27.24
Exercised	(632)	$21.98
Canceled	(45)	$26.96

Outstanding at March 31, 2006	5,853	$22.36	3.6	$34,113

Exercisable at March 31, 2006	5,221	$21.79	3.3	$33,351

As of March 31, 2006, there was approximately $2,019 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.
Cash received from options exercised for the six months ended March 31, 2006 was $13,898. The actual tax benefit realized for the tax deductions from options exercised totaled $1,316 for the six months ended March 31, 2006.
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

	Shares or	Average Grant
	Units	Date Fair Value

Outstanding — Service Achievement Awards
Balance at September 30, 2005	501	$25.85
Restricted Stock
Granted	185	$27.69
Canceled	(29)	$25.71
Returned	(6)	$25.87
Released	(13)	$25.87
Restricted Stock Units
Granted	26	$27.68
Released	(1)	$24.74
Canceled	(3)	$27.08

Balance at March 31, 2006	660	$26.44

Outstanding — Performance/Market Condition Awards
Beginning at September 30, 2005	193	$26.16
Restricted Stock
Granted	415	$27.67
Canceled	(46)	$26.56
Restricted Stock Units
Granted	21	$27.70
Canceled	(2)	$27.70

Balance at March 31, 2006	581	$27.26

As of March 31, 2006, there was approximately $17,039 of unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.6 years. Total fair value of awards vested was $152 and $568 during the three and six months ended March 31, 2006, respectively, and was $289 and $295 during the three and six months ended March 31, 2005, respectively.
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
4. Comprehensive Income

	Three Months		Six Months
	2006	2005	2006	2005
Net income	$22,230	$22,570	$47,176	$43,924
Foreign currency translation adjustment	(266)	(374)	28	1,039
Net unrealized gains on derivative contracts, net of income tax provisions of $69 and $316 for the three months ended March 31, 2006 and 2005, respectively, and $73 and $555 for the six months ended March 31, 2006 and 2005, respectively	104	477	110	836

Comprehensive income	$22,068	$22,673	$47,314	$45,799

5. Reynolds Generations Series® Suite
On July 19, 2005, the Company’s board of directors decided to stop marketing, selling and installing the Reynolds Generations Series Suite (Suite) dealer management system for automobile dealers. For further information regarding this decision, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005. During the quarter ended September 30, 2005, as a result of the decision to stop selling Suite, the Company wrote-off capitalized software development costs of $66,558 ($42,191 or $.65 per diluted Class A common share after income taxes) and recorded additional pre-tax expenses of $24,225 ($15,062 or $.23 per diluted Class A common share after income taxes) of which $22,728 remained payable as of September 30, 2005. These additional expenses included estimated future support obligations in excess of estimated revenues, migration costs, sales concessions and associate severance and outplacement benefits. Future support costs represent the costs of the Technical Assistance Center and product development in excess of expected revenues. Sales concessions represent concessions made to Suite customers, primarily in the form of credits issued to reverse training revenues previously recorded and not paid by customers. There were also some cash payments to customers. Migration costs represent the costs to install and train Suite customers on the Company’s core dealer management system, ERA, including data conversion from Suite to ERA. The following table summarizes the activity related to Suite for the three months ended December 31, 2005, and the three months ended March 31, 2006.

Balance as of September 30, 2005	$22,728
Payments	(5,025)
Adjustments	598

Balance as of December 31, 2005	18,301
Payments	(4,872)

Adjustments	1,156

Balance as of March 31, 2006	$14,585

The adjustments of $598 for the three months ended December 31, 2005, and $1,156 for the three months ended March 31, 2006, related primarily to additional sales concessions for Suite.
6. Inventories

	3/31/06	9/30/05
Finished products	$11,586	$11,452
Work in process	154	317
Raw materials	28	154

Total inventories	$11,768	$11,923

7. Business Combination
On February 1, 2006, the Company purchased net assets of Kodata Solutions, a provider of data archiving solutions used by automobile dealers throughout the U.S. Kodata, based in Little Rock, Arkansas, had annual revenues of approximately $3,000 in 2005. The purchase price of $6,013 was paid with cash from existing balances. The results of Kodata’s operations have been included in the Company’s financial statements since the acquisition. In connection with this business combination, the Company recorded tax deductible goodwill of $4,469 based on the preliminary allocation of the purchase price. An independent appraisal firm is being utilized to assist the Company in determining the fair values of the intangible assets.

8. Goodwill and Acquired Intangible Assets
Goodwill

	Software
	Solutions	Documents	Totals
Balances as of September 30, 2005	$41,119	$2,877	$43,996
Business combination	4,469		4,469

Balances as of March 31, 2006	$45,588	$2,877	$48,465

Acquired Intangible Assets

	Gross	Accumulated
	Amount	Amortization
As of March 31, 2006
Amortized intangible assets
Contractual customer relationships	$33,900	$9,805
Trademarks	6,348	1,896
Other	6,241	2,075

Total	$46,489	$13,776

As of September 30, 2005
Amortized intangible assets
Contractual customer relationship	$33,100	$8,965
Trademarks	6,251	1,715
Other	5,747	1,747

Total	$45,098	$12,427

On February 1, 2006, the Company acquired the net assets of Kodata Solutions as discussed in Note 7. Based on a preliminary allocation of the purchase price, the company recorded the following intangible assets: $800 of customer relationship, $100 of trademarks and $500 of non-compete agreements. These intangible assets will be amortized over 10 years, 3 years and 3 years, respectively. The weighted average life of the Kodata intangible assets is 7 years. Aggregate amortization expense was $702 and $639 for the three months ended March 31, 2006 and 2005, respectively, and $1,350 and $1,314 for the six months ended March 31, 2006 and 2005, respectively. Estimated amortization expense for the years ended September 30, is $2,800 in 2006, $2,744 in 2007, $2,744 in 2008, $2,610 in 2009 and $2,370 in 2010.
9. Financing Arrangements
Automotive Solutions
During February 2002, the Company entered into $100,000 in notional amount of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements were designated as fair value hedges. The fair value of these derivative instruments was a liability of $332 at March 31, 2006, and an asset of $296 at September 30, 2005, and was included in accrued liabilities and other assets, respectively, on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in interest expense. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.
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
Financial Services
On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the Company, renewed a loan funding agreement (the “Loan Funding Agreement”), whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the Company, as security for the loan. Interest is payable on a variable rate basis. On April 25, 2006, the Loan Funding Agreement was extended through December 31, 2006 and the requirement to file financial statements was waived through September 30, 2006. The outstanding borrowings under this arrangement were included with Financial Services long-term debt on the condensed consolidated balance sheets. As of March 31, 2006, the balance outstanding on this facility was $127,000.
The fair value of the Company’s cash flow derivative instruments was an asset of $1,787 at March 31, 2006 and $1,316 at September 30, 2005 and was included in other assets, on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In 2006, the Company expects the amounts to be reclassified out of other comprehensive income into earnings to be immaterial to the financial statements.
Revolving Credit Agreement
The Company has a $200,000 revolving credit agreement. The revolving credit agreement has a five-year term expiring on April 8, 2009. As of March 31, 2006, the balance outstanding on this facility was $50,000.
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
10. Postretirement Benefits

	Three Months		Six Months
	2006	2005	2006	2005

Pension Benefits
Service cost	$3,175	$2,904	$6,350	$5,805
Interest cost	4,576	4,580	9,153	9,148
Estimated return on plan assets	(4,308)	(3,895)	(8,617)	(7,549)
Amortization of prior service cost	191	192	382	383
Recognized net actuarial losses	1,319	895	2,638	1,792
Curtailment/Settlements	756	0	756	935
Termination Benefits	0	472	0	472

Net periodic pension cost	$5,709	$5,148	$10,662	$10,986

In 2006, the Company is not required to make a contribution to its pension plan and does not anticipate making such a contribution.

	Three Months		Six Months
	2006	2005	2006	2005
Postretirement Medical and Life Insurance Benefits

Service cost	$122	$112	$244	$224
Interest cost	993	865	1,986	1,730
Amortization of prior service cost	80	(353)	160	(706)
Recognized net actuarial losses	323	248	645	496

Net periodic postretirement medical and life insurance cost	$1,518	$872	$3,035	$1,744

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a Medicare prescription drug benefit beginning in 2006, as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. As a result of the new Medicare part D benefit, during 2005, the Company decided to discontinue offering prescription drug benefits as of January 1, 2006 to its retirees eligible for Medicare. During 2006, the Company reversed that decision and, to qualify for the federal subsidy, continued to provide prescription drug coverage to retirees eligible for Medicare. During 2006, the federal subsidy included as an offset in determining net periodic postretirement medical and life insurance expense was $545 and $1,090 for the three and six months ended March 31, 2006, respectively. The benefit obligation was increased $15,526 as of October 1, 2005, as a result of the Company’s decision to offer prescription drug coverage to retirees eligible for Medicare.
11. Business Segments
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

	Three Months		Six Months
	2006	2005	2006	2005
Net Sales and Revenues
Software Solutions
Products
Hardware	$13,207	$15,755	$26,242	$30,577
Software	109,034	107,784	218,517	212,846
Services
Computer services	46,198	52,371	93,573	103,975
Transaction-based services	16,891	16,326	31,059	30,978
Hosting services	13,981	9,090	26,619	17,401
Rentals	1,201	430	2,441	846

Total	200,512	201,756	398,451	396,623
Documents	40,459	42,157	76,396	79,763
Financial Services	6,360	6,702	12,299	13,551

Total Net Sales and Revenues	$247,331	$250,615	$487,146	$489,937

Operating Income
Software Solutions	$27,179	$25,932	$59,413	$50,865
Documents	6,772	8,215	12,766	15,677
Financial Services	2,581	3,005	4,004	6,214

Total Operating Income	$36,532	$37,152	$76,183	$72,756

	3/31/06	9/30/05
Assets
Automotive Solutions	$725,172	$666,099
Financial Services	293,241	289,997

Total Assets	$1,018,413	$956,096

12. Contingencies
In 2000, the Company sold the net assets of its Information Solutions segment to the Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. In connection with the sale of these operations to the Carlyle Group, the Company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and expires in 2007. As of March 31, 2006, the unamortized balance on this letter of credit was $1,313. In October 2005, Relizon was acquired by Workflow Management, Inc.
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
14. Subsequent Event
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months ended March 31, 2006 and 2005
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
Subsequent Event
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

Business Combination
On February 1, 2006, the Company purchased net assets of Kodata Solutions, a provider of data archiving solutions used by automobile dealers throughout the U.S. Kodata, based in Little Rock, Arkansas, had annual revenues of approximately $3,000 in 2005. The purchase price of $6,013 was paid with cash from existing balances. The results of Kodata’s operations have been included in the Company’s financial statements since the acquisition.
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
Consolidated Summary

	Three Months				Six Months
			Increase	% Increase			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)

Net sales and revenues	$247,331	$250,615	($3,284)	-1%	$487,146	$489,937	($2,791)	-1%
Gross profit	$139,565	$139,437	$128	0%	$273,280	$269,018	$4,262	2%
% of revenues	56.4%	55.6%			56.1%	54.9%
SG&A expenses	$103,033	$102,285	$748	1%	$197,097	$196,262	$835	0%
% of revenues	41.6%	40.8%			40.5%	40.0%
Operating income	$36,532	$37,152	($620)	-2%	$76,183	$72,756	$3,427	5%
% of revenues	14.8%	14.8%			15.6%	14.9%
Income before accounting change	$22,230	$22,570	($340)	-2%	$46,129	$43,924	$2,205	5%
Accounting change (SFAS 123R)	$0	$0	$0		$1,047	$0	$1,047
Net income	$22,230	$22,570	($340)	-2%	$47,176	$43,924	$3,252	7%
Earnings per Class A common share
Income before accounting change
Basic earnings per share	$0.36	$0.35	$0.01	3%	$0.74	$0.69	$0.05	7%
Diluted earnings per share	$0.35	$0.34	$0.01	3%	$0.72	$0.67	$0.05	7%
Net income
Basic earnings per share	$0.36	$0.35	$0.01	3%	$0.76	$0.69	$0.07	10%
Diluted earnings per share	$0.35	$0.34	$0.01	3%	$0.74	$0.67	$0.07	10%
Consolidated net sales and revenues declined $3,284 in the quarter ended March 31, 2006, as compared to the corresponding period in 2005, as revenues declined in all three segments. Year-to-date, 2006 revenues declined from 2005 as slight growth in Software Solutions was more than offset by decreases in Documents and Financial Services revenues. Segment revenues are discussed in more detail under each segment’s separate caption within this analysis. The 2005 divestiture of the Campaign Management Services business reduced 2006 revenues versus 2005, by approximately $1,500 in the three months ended March 31, 2006 and $3,300 in the six months ended March 31, 2006. The backlog of new orders for Software Solutions computer systems products and services and deferred revenues (orders shipped, but not yet recognized in revenues) was approximately $58,000 at March 31, 2006, compared to approximately $59,000 at December 31, 2005 and $60,000 at September 30, 2005.
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
Gross profit increased in 2006, as compared to 2005, for both the three months ended March 31, 2006 and six months ended March 31, 2006, as a result of increased gross profit in Software Solutions, which more than offset declines in Documents and Financial Services gross profit.
SG&A expenses increased slightly over last year for both the three months ended March 31, 2006 and six months ended March 31, 2006, as compared to the corresponding periods in 2005, primarily as a result of higher consulting expenses. Included in these consulting expenses were professional fees of approximately $3,800 in the three months ended March 31, 2006 and $4,600 through six months ended March 31, 2006, related to completing the Securities and Exchange Commission (SEC) Staff’s review and the Company’s revenue recognition policy review. The SEC and revenue recognition reviews are described in more detail in the Company’s Form 10-K for the year ended September 30, 2005, which was filed with the SEC on May 15, 2006. The Company anticipates additional professional fees of approximately $1,000 will be incurred during the quarter ended June 30, 2006. Other consulting expenses related primarily to marketing, business development and employment efforts. These increases were partially offset by the elimination of approximately $3,800 of retirement and other employee separation costs incurred during the second quarter ended March 31, 2005, and reduced research and development (R&D) expenses as a result of the discontinuance of Suite. In 2006, research and development (R&D) expenses were approximately $18,000 in the three months ended March 31, 2006 and $36,000 through six months ended March 31, 2006, compared to $22,000 and $44,000, respectively, for the same periods in 2005. No software development costs were capitalized in either year. See the Software Solutions caption of this analysis for additional information regarding R&D expenses and software capitalization. Through the first six months of fiscal year 2006, bad debt expenses were approximately $1,600 higher than the corresponding period in 2005.
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
Operating margins were 14.8% in the three months ended March 31, 2006, the same as in the corresponding period in 2005, as operating income declined slightly. In the six months ended March 31, 2006 operating margins were 15.6%, compared to 14.9% in the corresponding period in 2005. For the first six months of fiscal year 2006, operating income increased $3,427 over the corresponding period in 2005, primarily as a result of improved gross profit of Software Solutions, which offset declines from the six months ended March 31, 2005 in Documents and Financial Services.
Interest expense and interest income each increased in 2006, versus 2005, for both the three months ended March 31, 2006 and six months ended March 31, 2006, as a result of rising interest rates. Interest income also increased for the three and six months ended March 31, 2006, compared to the corresponding periods in 2005, because of increased cash balances as a result of the Company’s decision not to repurchase any of its Class A common shares on the open market while completing the SEC and revenue recognition reviews. The SEC and revenue recognition reviews are described in more detail in our Form 10-K for the fiscal year ended September 30, 2005, which was filed with the SEC on May 15, 2006. The Company also recorded approximately $200 of exchange losses during the six months ended March 31, 2006, compared to approximately $600 of exchange gains in the corresponding period in 2005.

Through six months ended March 31, 2006, the effective income tax rate was 40.0%, compared to 40.3% in the corresponding period in 2005. In 2006, the effective income tax rate reflects lower state income taxes as a result of a change in the Ohio tax law. Ohio is transitioning from a franchise tax, based primarily on income, and a personal property tax to a commercial activity tax. The Company estimates that if the new tax law had been fully in place for fiscal year 2006, net income would increase by about $1,300 as a result of lower Ohio tax expenses. In the three months ended March 31, 2005, the Company recorded a $1,067 tax benefit related to higher Ohio jobs credits for 2002 — 2004.

Equity in net income of affiliated companies is primarily comprised of the Company’s investment in Computerized Vehicle Registration, which provides on-line vehicle registration to automobile dealers.
Software Solutions

	Three Months				Six Months
			Increase	% Increase			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)

Net sales and revenues
Recurring revenues	$158,418	$152,622	$5,796	4%	$312,613	$302,064	$10,549	3%
One-time sales	$42,094	$49,134	($7,040)	-14%	$85,838	$94,559	($8,721)	-9%
Total net sales and revenues	$200,512	$201,756	($1,244)	-1%	$398,451	$396,623	$1,828	0%
Gross profit
Recurring revenues	$103,905	$95,905	$8,000	8%	$207,463	$187,765	$19,698	10%
One-time sales	$9,217	$14,941	($5,724)	-38%	$15,912	$25,506	($9,594)	-38%
Total gross profit	$113,122	$110,846	$2,276	2%	$223,375	$213,271	$10,104	5%
Gross Margin
Recurring revenues	65.6%	62.8%			66.4%	62.2%
One-time sales	21.9%	30.4%			18.5%	27.0%
Total gross margin	56.4%	54.9%			56.1%	53.8%
SG&A expenses	$85,943	$84,914	$1,029	1%	$163,962	$162,406	$1,556	1%
% of revenues	42.8%	42.0%			41.2%	41.0%
Operating income	$27,179	$25,932	$1,247	5%	$59,413	$50,865	$8,548	17%
% of revenues	13.6%	12.9%			14.9%	12.8%
Second quarter net sales and revenues declined in 2006, as compared to the corresponding period in 2005, as recurring revenues increased 4% while one-time sales decreased 14%. In the six months ended March 31, 2006, net sales and revenues increased slightly in 2006, as compared to the corresponding period in 2005, as recurring revenues grew 3% and one-time sales were 9% less than in the corresponding period in 2005. Recurring revenues consist primarily of monthly revenues from software licenses, software enhancements, telephone support, hardware maintenance, finance and insurance (F&I) services and network services. Recurring revenues increased for both the three and six month periods ended March 31, 2006 over the corresponding periods in 2005, primarily as a result of revenue growth in F&I services, ERA applications on demand, CRM solutions and Web solutions as a result of increased volume. Recurring revenues also reflected the effect of the annual price increases of approximately 3%, which became effective March 1, 2006 and 2005. The growth in recurring revenues was partially offset by the effect of the 2005 divestiture of the Campaign Management Services business, which reduced 2006 recurring revenues by approximately $1,500 in the three months ended March 31, 2006 and $3,300 in the six months ended March 31, 2006, versus the corresponding periods in 2005, and a decline in hardware maintenance revenues for both periods. One-time sales include revenues from hardware, software license fees, implementation services (installation and training) and consulting services. During 2006, one-time sales declined in both the quarter and six months ended March 31, 2006, primarily because of lower consulting revenues, as a result of delivering fewer days of consulting services, and lower hardware sales.
In addition to the growth in recurring revenues, gross profit increased for both the second quarter and six months ended March 31, 2006, as compared to the corresponding periods in 2005, because 2005 included Suite software amortization expenses of $3,274 in the second quarter and $6,547 through six months ended March 31, 2005. The Company did not incur these expenses in 2006 because Suite capitalized software was fully written off during the fourth quarter ended September 30, 2005. In 2006, recurring gross margins also reflect the benefit of the 2005 consolidation of a service center. In 2005, the Company also wrote off $2,345 of other non-Suite software assets that would not have been recovered by future cash flows, which reduced gross profit in the first quarter ended December 31, 2004. One-time gross margins, for both the second quarter and six months ended March 31, 2006, were negatively impacted in 2006 by the decline in consulting services revenues and the resulting lower utilization of consultants.
The Company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Upon general release of a software product, the capitalized software development costs are amortized to expense over the estimated economic life of the product. The Company did not capitalize any software development costs during the three months ended March 31, 2006 and 2005. Software amortization expenses were $448 in the second quarter and $970 through six months ended March 31, 2006, compared to $4,185 and $7,610 for the three and six months ended March 31, 2005, respectively. In 2006, the decline in software amortization expenses resulting primarily from the 2005 write-off of Suite capitalized software.
SG&A expenses increased slightly over last year for both the second quarter and six months ended March 31, 2006, as compared to the corresponding periods in 2005, primarily as a result of higher consulting expenses. Included in these consulting expenses were professional fees related to completing the SEC Staff’s review and the Company’s revenue recognition policy review. Other consulting expenses related primarily to marketing, business development and employment efforts. These increases were partially offset by reduced R&D expenses as a result of the discontinuance of Suite and the elimination of retirement and other employee separation costs incurred during the second quarter ended March 31, 2005. Year-to-date bad debt expenses were $1,600 higher in 2006, than in 2005. Operating income increased in 2006, as compared to 2005, for both the quarter and six months primarily because of the growth in recurring revenues and the elimination of Suite software amortization expenses.
Documents

	Three Months				Six Months
			Increase	% Increase			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)

Net sales and revenues	$40,459	$42,157	($1,698)	-4%	$76,396	$79,763	($3,367)	-4%
Gross profit	$22,273	$23,767	($1,494)	-6%	$42,227	$45,825	($3,598)	-8%
% of revenues	55.1%	56.4%			55.3%	57.5%
SG&A expenses	$15,501	$15,552	($51)	0%	$29,461	$30,148	($687)	-2%
% of revenues	38.4%	36.9%			38.6%	37.8%
Operating income	$6,772	$8,215	($1,443)	-18%	$12,766	$15,677	($2,911)	-19%
% of revenues	16.7%	19.5%			16.7%	19.7%
Documents sales declined for the three months ended March 31, 2006, as compared to the prior year, primarily because of a decrease in the volume of business forms sold. Through six months ended March 31, 2006, documents revenues declined from the first six months of 2005, as a result of both lower volume and lower net sales prices. The Company expects the sales of certain documents to continue to decline as the demand for certain paper products is negatively affected by advances in technology. The Company continues to view its documents business as part of its total customer offering and plans a selective expansion of the product offerings and selectively adding to and strengthening its sales force.
During the second quarter ended March 31, 2006, Documents gross profit declined from the corresponding period in 2005, primarily because of reduced sales volume and increased material costs. Year-to-date, 2006 gross profit declined from 2005, because of lower net sales prices, in addition to reduced sales volume and increased material costs. In 2006, SG&A expenses were less than 2005, for both the second quarter and six months ended March 31. As a percentage of revenues, SG&A expenses increased in 2006, compared to 2005, for both the quarter and six months ended March 31, as expenses did not decline at the same rate as revenues. Operating income and operating margins declined in 2006, versus 2005, for both the three and six months ended March 31 primarily because of the sales decline.
Financial Services

	Three Months				Six Months
			Increase	% Increase			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)

Net sales and revenues	$6,360	$6,702	($342)	-5%	$12,299	$13,551	($1,252)	-9%
Gross profit	$4,170	$4,824	($654)	-14%	$7,678	$9,922	($2,244)	-23%
% of revenues	65.6%	72.0%			62.4%	73.2%
SG&A expenses	$1,589	$1,819	($230)	-13%	$3,674	$3,708	($34)	-1%
% of revenues	25.0%	27.2%			29.8%	27.3%
Operating income	$2,581	$3,005	($424)	-14%	$4,004	$6,214	($2,210)	-36%
% of revenues	40.6%	44.8%			32.6%	45.9%
Financial Services revenues declined in 2006, as compared to 2005, for both the quarter and six months ended March 31 as a result of a decrease in average finance receivable balances and lower average interest rates, with each contributing approximately equally to the decline. In the quarter ended March 31, 2006, average finance receivable balances declined, as compared to the corresponding period in 2005, as a result of the level of one-time sales in Software Solutions as compared to previous years. The Company’s finance receivables generally have five-year terms, and accordingly, the outstanding balance is comprised of amounts financed during the past five years. While interest rates increased during the quarter ended March 31, 2006, as compared to the corresponding period in 2005, the rates were still lower than the rates on maturing finance receivable balances, and therefore lowered the average interest rate of the receivables portfolio.
Gross profit declined in 2006, as compared to 2005, for both the quarter and six months ended March 31 because of the decline in revenues and higher borrowing costs. In 2006, interest rate spreads were 2.7% both in the second quarter and six months ended March 31, compared to 3.3% and 3.6%, respectively in the corresponding periods in 2005. Interest rate spreads declined in 2006 versus 2005, for the quarter and six months because of both lower interest earned on finance receivable balances and higher borrowing costs. In fiscal year 2004, the tax treatment for the majority of new financing agreements changed from true leases to installment sales contracts. The impact of this change was to lower deferred income tax benefits. Assuming no change in the finance receivables balances, additional debt will be required in the future to finance the portfolio because of the reduced tax benefits. In the second quarter ended March 31, 2006, average debt balances increased slightly over the corresponding period in 2005, as a result of the different tax treatment, even though average finance receivable balances declined in 2006, as compared to 2005.
SG&A expenses declined from 2005, in both the second quarter and first six months ended March 31, 2006, compared to the corresponding periods in 2005, because of lower bad debt expenses, which decreased to $691 in 2006, from $975 in 2005 in the three months ended March 31, and to $1,975 in 2006, from $2,025 in 2005, through six months ended March 31. Operating income declined from 2005, in the three months and six months, reflecting the changing interest rate environment and declining receivable balances previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The Company’s balance of cash and equivalents was $197,625 at March 31, 2006. Cash flows provided by operating activities were $86,042 during the first six months of 2006 and resulted primarily from net income, adjusted for non cash charges such as depreciation and amortization, and net collections of finance receivables related to the sales of the Company’s products and services. Deferred income tax benefits declined because of the continued decrease in finance receivables and other liabilities reflected an increase in pension liabilities because no contribution payments are required in 2006. Cash flows used for investing activities consisted primarily of capital expenditures in the ordinary course of business of $11,195, the acquisition of Kodata Solutions (discussed in Note 7 to the condensed consolidated financial statements) and additional investment in third-party financing arrangements, which represent financing provided to customers for the purchase of non Company products. Capital expenditures in the ordinary course of business are anticipated to be approximately $15,000 to $20,000 in 2006. On May 24, 2006, the Company announced that it reached agreement with the board of DCS Group PLC on the terms of a recommended proposal for the cash acquisition of DCS, valued at £21,700 (approximately $41,000 U.S.). See the Subsequent Event section of this analysis regarding this proposed business combination. Cash flows from financing activities resulted primarily from stock option proceeds net of dividends paid. The Company did not repurchase any Class A common shares on the open market during the six months ended March 31, 2006.
Capitalization
The Company’s ratio of net debt (total debt minus cash and equivalents) to capitalization (net debt plus shareholders’ equity) was 17.2% at March 31, 2006 and 29.3% at September 30, 2005. The reduction in the ratio of net debt to capitalization resulted from an increase in cash and equivalents from $133,403 at September 30, 2005 to $197,625 at March 31, 2006. The increase in cash and equivalents resulted from continued cash flow from operations while the Company has not repurchased Class A common shares on the open market. This calculation includes Financial Services debt for which the proceeds were invested in finance receivables. On April 8, 2004, the Company obtained a $200,000 revolving credit agreement (the “$200,000 Credit Agreement”) with a five-year term. Remaining credit available under the Credit Agreement was $150,000 at March 31, 2006. In addition to the Credit Agreement, the Company also has a variety of other short-term credit lines available. Management estimates that its cash balances, cash flow from operations and cash available from existing credit agreements will be sufficient to meet the Company’s short-term liquidity requirements. Cash balances are placed in short-term investments until needed.
The Company has consistently produced operating cash flows sufficient to fund normal operations. These operating cash flows result from stable operating margins and a high percentage of recurring revenues which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. Management believes that its strong balance sheet and cash flows should help provide access to capital sufficient to meet the Company’s long-term liquidity requirements.
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
The Company’s failure to file its Annual Report on Form 10-K for the year ended September 30, 2005, and its Quarterly Report on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006 (the “Delayed Reports”), and the default under the Indenture was also a default under the credit agreement. Pursuant to an amendment to the credit agreement, on March 16, 2006, the Company extended the date on which it is required to deliver the Delayed Reports and any other periodic reports required to be filed from March 31, 2006 to the earlier of (i) September 30, 2006 or (ii) the date such financial statements are filed with the SEC. On May 15, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2005. With the filing of the Quarterly Report on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006, the Company has filed all required periodic reports and is current in such filings under the terms of the credit agreement.
On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the Company, renewed a loan funding agreement (the “Loan Funding Agreement”), whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the Company, as security for the loan. Interest is payable on a variable rate basis. On April 25, 2006, the Loan Funding Agreement was extended through December 31, 2006 and the requirement to file financial statements was waived through September 30, 2006. The outstanding borrowings under this arrangement were included with Financial Services long-term debt on the Consolidated Balance Sheets. As of March 31, 2006, the balance outstanding on this facility was $127,000.
In February and March 2006, Moody’s Investor Services downgraded the Company’s senior unsecured ratings to Ba1 from Baa2 and placed the ratings on review for further possible downgrade. Access to the public debt markets could be limited to the non-investment grade segment which would result in higher borrowing costs until the Company’s credit rating is restored to investment grade by Moody’s.
See Note 9 to the Condensed Consolidated Financial Statements regarding the Company’s debt instruments.
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
During the six months ended March 31, 2006, and as of the date of this filing, the Company did not repurchase any Class A common shares on the open market. As of March 31, 2006, the Company could repurchase an additional 1,874 Class A common shares under existing board of directors’ authorizations.

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
Revenue Recognition
The Company’s revenue recognition policy is complex, primarily because the Company sells its solutions under multiple element arrangements. Various elements of these arrangements are accounted for under different accounting literature which requires an allocation of the sales price among the elements utilizing a relative fair value allocation method. The application of the relative fair value allocation method requires the use of professional judgment in obtaining third party or other evidence of fair value for the various elements of its transactions. The timing of revenue recognition requires the use of estimates. For example, the Company must estimate the amount of software training services that will be required at the time an order is contracted. This estimate is used to recognize revenue over the appropriate period, as software training services are performed. The length of the software training services period, as well as the dispersion of training hours within the period, may vary each quarter, depending upon the size and complexity of the transactions. The Company monitors actual experience and updates these estimates each quarter. As of March 31, 2006, software training services typically are completed between one and five months after shipment of hardware.
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
Postretirement Benefits
The Company sponsors defined-benefit pension plans for most employees. The Company also sponsors a defined-benefit medical plan and a defined-benefit life insurance plan for certain employees. The Company’s postretirement plans are described in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. The Company accounts for its postretirement benefit plans according to SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These statements require the use of actuarial models that allocate the cost of an employee’s benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the Company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The Company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The Company adjusted assumptions used to measure the amount of postretirement benefit expense, decreasing the discount rate from 6.25% in the quarter ended March 31, 2005 to 5.35% in the corresponding period in 2006. The expected long-term rate of return on plan assets was estimated at 8.25% for the quarter ended March 31, 2005 and 7.75% in the corresponding period in 2006. The Company is not required to make minimum contributions to its postretirement plans in fiscal year 2006 and the Company does not anticipate making such contributions. See Note 12 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005, for more detailed disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations. The Company’s net periodic pension expense was $5,709 for the three months ended March 31, 2006, and compared to $5,148 for the three months ended March 31, 2005. The Company’s net periodic pension expense was $10,662 for the six months ended March 31, 2006, and compared to $10,986 for the six months ended March 31, 2005. The Company’s net periodic postretirement medical and life insurance expense was $1,518 for the three months ended March 31, 2006, compared to $872 for the three months ended March 31, 2005. The Company’s net periodic postretirement medical and life insurance expense was $3,035 for the six months ended March 31, 2006, compared to $1,744 for the six months ended March 31, 2005. The Company’s net periodic postretirement medical and life insurance expense increased in 2006, for both the three and six months ended March 31, 2006, primarily as a result of the decision to offer prescription drug coverage to retirees eligible for Medicare.
MARKET RISKS
Interest Rates
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the Company borrows under fixed rate agreements with terms of ten years or less. During 2002, the Company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the Company effectively converted 7% fixed rate debt into variable rate debt, which averaged 6.6% during the six months ended March 31, 2006. These interest rate swap agreements were designated as fair value hedges. The Company does not use financial instruments for trading purposes.
The Financial Services segment of the business, including Reyna Funding L.L.C., obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The Company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the Company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The Company does not use financial instruments for trading purposes. During the six months ended March 31, 2006, Reyna Funding, L.L.C. entered into $31,736 of interest rate swaps associated with new debt issues and to replace maturing interest rate swaps.
As of March 31, 2006, a one percentage point increase in interest rates would increase annual consolidated interest expense by $1,500 while a one percentage point decline in interest rates would reduce annual consolidated interest expense by $1,500. See Note 9 to the Condensed Consolidated Financial Statements regarding the Company’s debt instruments and interest rate management agreements.
Foreign Currency Exchange Rates
The Company has foreign-based operations, primarily in Canada, which accounted for 9% of net sales and revenues during the six months ended March 31, 2006. In the conduct of its foreign operations, the Company has inter-company sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the Company to changes in foreign currency exchange rates. During the first quarter of 2006, the Company sold foreign currency forward contracts to limit foreign currency risk on inter-company balances. As of March 31, 2006, these foreign currency positions were closed and the Company had no foreign currency exchange contracts outstanding. Based on the Company’s overall foreign currency exchange rate exposure at March 31, 2006, management believes that a 10% change in currency rates would not have a material effect on the Company’s financial statements.
CONTINGENCIES
See Note 12 to the Condensed Consolidated Financial Statements regarding the Company’s contingencies.
ACCOUNTING STANDARDS
See Note 13 to the Condensed Consolidated Financial Statements regarding the effect of accounting standards that the Company has not yet adopted.
MEANINGFUL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management’s judgment, beliefs, current trends and market conditions. Forward-looking statements made by the Company may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict, including, among others, the following:
•	the identification by the Company’s management and independent registered public accounting firm of an additional material weakness or the continuation of the existing material weakness in internal control over financial reporting;

•	the Company’s ability to make timely filings of its required periodic reports under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), particularly as it relates to the application of the Company’s new revenue recognition policy;

•	any impact on the listing of the Company’s common stock on the New York Stock Exchange;

•	the Company’s ability to maintain adequate cash balances for operations after payment and discharge of the public debt and to meet its liquidity covenant under its credit facility;

•	the higher cost of borrowing on future debt and the Company’s ability to access the debt markets due to the recent downgrades to the Company’s credit ratings;

•	the Company’s ability to successfully complete and integrate any acquisitions it pursues.

•	the Company’s estimates of addressable markets in the U.S. or internationally and the Company’s ability to save costs in the future; and

•	other factors described in this Quarterly Report on Form 10-Q and prior filings of the Company with the SEC.
Actual outcomes and results may differ materially from what is expressed, forecasted or implied in any forward-looking statement. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
See the caption entitled “Market Risks” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls & Procedures
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
Management conducted its evaluation of disclosure controls and procedures under the supervision of the chief executive officer and the chief financial officer. Based upon the evaluation conducted by management which included a material weakness in internal control over financial reporting, our chief executive officer and chief financial officer have concluded that, as of March 31, 2006, and as of the date of filing this report our disclosure controls and procedures were not effective at a reasonable assurance level. The scope of management’s evaluation excluded Kodata Solutions, which the Company acquired on February 1, 2006 as described in Frequently Asked Question No. 3 (Oct.6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports . “ Accordingly, management’s assessment of the Company’s internal control over financial reporting does not include internal control over financial reporting of Kodata Solutions. This business combination was not material to the Company’s financial statements. The application of GAAP to the Company’s multiple element revenue arrangements (computer hardware, software, hardware installation services, software training services and recurring maintenance services) is complex and management did not have sufficient resources with the requisite expertise to ensure that consideration was allocated appropriately to the various elements within the Company’s multiple element arrangements. Management considers its internal controls over financial reporting an integral component of its disclosure controls and procedures. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
When evaluating its disclosure controls and procedures management considered the fact that management’s review of its revenue recognition policy resulted in the inability to timely file the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Additionally, management considered the circumstances that resulted in the restatement related to the balance sheet classification of auction rate securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities;” and the application of GAAP in reporting earnings per Class B common shares in accordance with SFAS No. 128, “Earnings Per Share.” Management evaluated the impact of our inability to timely file our periodic reports with the SEC on our disclosure controls and procedures and has concluded that the material weakness contributed to the inability to timely make these filings.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our chief executive officer and chief financial officer, the changes made in our internal control over financial reporting during the quarter ended March 31, 2006, and has concluded that there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequent to the quarter ended March 31, 2006, in addition to the steps taken to remediate the material weakness, management has improved the documentation of our revenue recognition policy. Management also added new procedures associated with accumulating and validating data used to calculate deferred revenue adjustments. This data supports various estimates used to determine revenue, including the allocation of consideration to the elements of the Company’s multiple element arrangements, the period over which software training services are provided and the price dispersion of recurring maintenance services. These changes had a material effect or are reasonably likely to have a material effect on our internal control over financial reporting. Over the next twelve to eighteen months, the new procedures will be replaced with more automated procedures as management implements new software and simplifies procedures associated with processing sales orders, invoicing customers and managing field service operations.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information included in Note 12 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference.
Item 1A. Risk Factors
During the quarter ended March 31, 2006, there have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 except for the following which should supplement the risk factor entitled, “BUSINESS COMBINATIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES” in our Form 10-K for the year ended September 30, 2005, which was filed with the SEC on May 15, 2006:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands except per share data)
On February 17, 2005, the Company’s board of directors authorized the repurchase of 5,000 Class A common shares. This authorization has no fixed expiration date and was in addition to previously approved authorizations. As of March 31, 2006, the Company could repurchase an additional 1,874 Class A common shares under this board of directors’ authorization. No other authorizations for share repurchase were outstanding as of March 31, 2006. During the three months ended March 31, 2006, the Company did not repurchase any Class A common shares.
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