Form 10-Q
period 2006-06-30
REYNOLDS & REYNOLDS CO
filed 2006-08-09
CIK 83588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
On August 4, 2006, 65,082,746 Class A common shares and 13,500,000 Class B common shares were outstanding.

The Reynolds and Reynolds Company

		Page
		Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Consolidated Income (unaudited) For the Three and Nine Months Ended June 30, 2006 and 2005 (Restated)	1

	Condensed Consolidated Balance Sheets (unaudited) As of June 30, 2006 and September 30, 2005	2

	Statements of Consolidated Cash Flows (unaudited) For the Nine Months Ended June 30, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Three and Nine Months Ended June 30, 2006 and 2005	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (See the caption entitled “Market Risks” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations)	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ii

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
The Reynolds and Reynolds Company
Statements of Consolidated Income (Unaudited)
For the Three and Nine Months Ended June 30, 2006 and 2005
(In thousands except per share data)

	Three Months		Nine Months
		2005		2005
		As Restated		As Restated
	2006	See Note 1	2006	See Note 1
	Amount	Amount	Amount	Amount
Net Sales and Revenue
Products	$161,887	$159,534	$483,042	$482,720
Services	82,435	80,576	236,127	233,776
Financial services	6,098	6,415	18,397	19,966

Total net sales and revenue	250,420	246,525	737,566	736,462

Cost of sales
Products	54,084	58,232	162,064	173,048
Services	50,612	50,505	151,877	152,979
Financial services	2,515	1,955	7,136	5,584

Total cost of sales	107,211	110,692	321,077	331,611

Gross Profit	143,209	135,833	416,489	404,851
Selling, general and administrative expenses	101,807	98,307	298,904	294,569

Operating Income	41,402	37,526	117,585	110,282

Other Income (Expense)
Interest expense	(2,176)	(1,562)	(6,368)	(4,638)
Interest income	2,483	1,103	5,715	2,467
Other — net	2,090	391	2,270	1,523

Total other income (expense)	2,397	(68)	1,617	(648)

Income Before Income Taxes	43,799	37,458	119,202	109,634
Provision for Income Taxes	(16,576)	(14,149)	(46,773)	(43,260)
Equity in Net Income of Affiliated Companies	557	487	1,480	1,346

Income Before Cumulative Effect of Accounting Change	27,780	23,796	73,909	67,720
Cumulative Effect of Accounting Change	—	—	1,047	—

Net Income	$27,780	$23,796	$74,956	$67,720

Earnings per Common Share
Class A common
Basic earnings per common share
Income Before Cumulative Effect of Accounting Change	$0.44	$0.38	$1.18	$1.06
Cumulative Effect of Accounting Change	$0.00	$0.00	$0.02	$0.00
Net income	$0.44	$0.38	$1.20	$1.06
Average number of common shares outstanding	62,584	62,319	61,974	63,044

Diluted earnings per common share
Income Before Cumulative Effect of Accounting Change	$0.43	$0.37	$1.15	$1.04
Cumulative Effect of Accounting Change	$0.00	$0.00	$0.02	$0.00
Net income	$0.43	$0.37	$1.17	$1.04
Average number of common shares outstanding	64,684	64,550	64,062	65,190

Class B common
Basic and Diluted earnings per common share
Income Before Cumulative Effect of Accounting Change	$0.02	$0.02	$0.06	$0.05
Cumulative Effect of Accounting Change	$0.00	$0.00	$0.00	$0.00
Net income	$0.02	$0.02	$0.06	$0.05
Average number of common shares outstanding	13,500	14,000	13,500	14,000

Cash Dividends Declared Per Common Share
Class A common	$0.11	$0.11	$0.33	$0.33
Class B common	$0.0055	$0.0055	$0.0165	$0.0165
See Notes to Condensed Consolidated Financial Statements

The Reynolds and Reynolds Company
Condensed Consolidated Balance Sheets (Unaudited)
June 30, 2006 and September 30, 2005
(In thousands)

	6/30/06	9/30/05
Assets
Current Assets
Cash and equivalents	$130,445	$133,403
Marketable securities — restricted	101,391	0
Trade accounts receivable (less allowance for doubtful accounts: 6/30/06—$5,065; 9/30/05—$5,071)	104,739	97,026
Other accounts receivables	2,288	2,521
Net finance receivables	122,092	129,032
Inventories	12,056	11,923
Deferred income taxes	13,101	9,522
Prepaid and other assets	40,396	39,859

Total current assets	526,508	423,286
Property, Plant and Equipment, less accumulated depreciation of $151,743 at 6/30/06 and $138,974 at 9/30/05	169,133	175,155
Goodwill	48,769	43,996
Software Licensed to Customers	5,043	4,966
Acquired Intangible Assets	31,740	32,671
Other Intangible Assets	6,677	6,677
Net Finance Receivables	190,965	201,342
Deferred Income Taxes	28,261	20,419
Other Assets	45,589	47,584

Total Assets	$1,052,685	$956,096

Liabilities
Current Liabilities
Current portion of long-term debt — Automotive Solutions	$99,615	$0
Current portion of long-term debt — Financial Services	38,599	39,261
Accounts payable	36,232	41,424
Accrued compensation and related items	34,210	40,038
Deferred revenue	43,487	40,571
Income taxes	4,059	8,242
Other accrued liabilities	41,012	46,188

Total current liabilities	297,214	215,724

Long-Term Debt — Automotive Solutions	0	100,237
Long-Term Debt — Financial Services	148,033	152,883

Total Long-Term Debt	148,033	253,120

Pensions	62,597	51,324
Postretirement Medical	43,585	42,365
Other Liabilities	14,984	9,077

Total Liabilities	566,413	571,610

Shareholders’ Equity
Capital Stock	437,978	390,441
Accumulated Other Comprehensive Losses	(27,224)	(27,537)
Retained Earnings	75,518	21,582

Total Shareholders’ Equity	486,272	384,486

Total Liabilities and Shareholders’ Equity	$1,052,685	$956,096

See Notes to Condensed Consolidated Financial Statements

The Reynolds and Reynolds Company
Statements of Consolidated Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2006 and 2005
(In thousands)

	2006	2005
Cash Flows Provided by (Used for) Operating Activities:
Net Income	$74,956	$67,720
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(1,047)	0
Depreciation and amortization	22,255	36,059
Provision for doubtful accounts	7,059	8,559
Stock-based compensation	9,985	8,016
Interest rate swap income	(333)	0
Deferred income taxes	(12,700)	(24,572)
Net (gains) losses from sales of assets	264	(724)
Excess tax benefit from share-based compensation	(1,286)
Changes in operating assets and liabilities:
Accounts receivable	(10,983)	(6,078)
Finance receivables originated	(69,309)	(66,899)
Collections on finance receivables	92,324	91,111
Inventories	(117)	1,217
Prepaid expenses	(939)	98
Other assets	1,959	(1,609)
Accounts payable	(4,069)	3,094
Accrued liabilities	(11,774)	18,792
Other liabilities	18,099	7,557

Net cash provided by operating activities	114,344	142,341

Cash Flows Provided by (Used for) Investing Activities:
Business combinations	(6,017)	(1,300)
Capital expenditures	(14,714)	(24,260)
Net proceeds from sales of assets	742	8,411
Capitalization of software licensed to customers	(400)	0
Purchases of marketable securities — restricted in 2006	(102,972)	(35,000)
Sale of marketable securities — restricted in 2006	2,030	72,020
Finance receivables originated	(18,350)	(19,156)
Collections on finance receivables	9,310	7,853

Net cash provided by (used for) investing activities	(130,371)	8,568

Cash Flows Provided by (Used for) Financing Activities:
Additional borrowings	0	27,000
Principal payments on debt	(5,511)	(24,167)
Cash dividends paid	(21,020)	(21,125)
Capital stock issued	38,418	49,814
Excess tax benefit from share-based compensation	1,286
Capital stock repurchased	(224)	(120,891)

Net cash provided by (used for) financing activities	12,949	(89,369)

Effect of Exchange Rate Changes on Cash	120	826

Increase (Decrease) in Cash and Equivalents	(2,958)	62,366
Cash and Equivalents — Beginning of Period	133,403	80,673

Cash and Equivalents — End of Period	$130,445	$143,039

Non-Cash Capital Expenditures Included in Accounts Payable	$536
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
Throughout this report the Company makes references to Automotive Solutions and Financial Services. Automotive Solutions is comprised of the Company’s Software Solutions and Document segments. Financial Services is comprised of Reyna Capital Corporation, Reyna Funding, L.L.C. and a similar operation in Canada.
The Company restated its prior financial statements to report basic and diluted earnings per share for all classes of common stock. Previously, the Company had not reported earnings per Class B common share. There was no change to earnings per Class A common share.
Revenue Recognition Policy
Automotive Solutions
Revenue from the Company’s multiple element arrangements are primarily accounted for in accordance with the general revenue recognition provisions of Staff Accounting Bulletin Topic 13. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and, (iv) collectibility is reasonably assured. The Company’s multiple element arrangements include computer hardware, software licenses, hardware installation services, software training services and recurring maintenance services (which consist of hardware maintenance and software support). The Company applies the guidance of Emerging Issues Task Force Issue (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine its units of accounting and to allocate revenue among those units of accounting.
In a transaction containing a sales-type lease, hardware revenue is recognized at the present value of the payments allocated to the hardware lease element upon the commencement of the lease (when software training services have been performed). Revenue for software, hardware installation services and software training services are recognized, as a combined unit of accounting, as software training services are performed. Software training is typically completed between one and five months after shipment of the hardware.
In a transaction that does not contain a lease, revenue for hardware, software, hardware installation services and software training services are recognized, as a combined unit of accounting, as software training services are performed. Software training is typically completed between one and five months after shipment of the hardware.
Recurring maintenance services are recognized ratably over the contract period as services are performed.
Software revenue which does not meet the criteria set forth in EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” are considered service revenue and are recorded ratably over the contract period as services are provided.

Consulting revenue is recorded over the period that services are performed. The Company also provides certain transaction-based services for which it records revenue once services have been performed. Sales of documents products are recorded upon shipment, as title passes to customers.
Financial Services
Financial Services revenue consist primarily of interest earned on financing the Company’s computer systems sales. Revenue is recognized over the lives of financing contracts, generally five years, using the effective interest method.
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

	Three Months		Nine Months
	2006	2005	2006	2005

Allocation of Basic Net Income
Income before accounting change	$27,780	$23,796	$73,909	$67,720
Less distributed earnings (dividends):
Class A common	13,928	13,861	20,797	20,893
Class B common	149	155	223	232

Undistributed earnings before accounting change	13,703	9,780	52,889	46,595
Cumulative effect of accounting change	0	0	1,047	0

Undistributed earnings	$13,703	$9,780	$53,936	$46,595

	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Distributed earnings	$13,928	$149	$13,861	$155	$20,797	$223	$20,893	$232
Undistributed earnings	13,557	146	9,671	109	52,319	570	46,083	512

Earnings before accounting change	27,485	295	23,532	264	73,116	793	66,976	744
Cumulative effect of accounting change	0	0	0	0	1,036	11	0	0

Totals	$27,485	$295	$23,532	$264	$74,152	$804	$66,976	$744

Allocation of Diluted Net Income
Income before accounting change
Numerator used for basic EPS	$27,485	$295	$23,532	$264	$73,116	$793	$66,976	$744
Add back: earnings allocated to Class B common shareholder	295		264		793		744

Numerator used for diluted EPS	$27,780	$295	$23,796	$264	$73,909	$793	$67,720	$744

Cumulative effect of accounting change
Numerator used for basic EPS					$1,036	$11
Add back: earnings allocated to Class B common shareholder					11

Numerator used for diluted EPS					$1,047	$11

Net Income
Numerator used for basic EPS	$27,485	$295	$23,532	$264	$74,152	$804	$66,976	$744
Add back: earnings allocated to Class B common shareholder	295		264		804		744

Numerator used for diluted EPS	$27,780	$295	$23,796	$264	$74,956	$804	$67,720	$744

	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Average Number of Common Shares and Potential Common Shares Outstanding
Denominator used for basic EPS	62,584	13,500	62,319	14,000	61,974	13,500	63,044	14,000
Effect of employee stock options and restricted stock awards	1,425		1,531		1,413		1,446
Shares issuable upon conversion of Class B common shares	675		700		675		700

Denominator used for diluted EPS	64,684	13,500	64,550	14,000	64,062	13,500	65,190	14,000

Employee stock options and restricted stock awards to acquire 338 shares and 636 shares in the three and nine months ended June 30, 2006, and 746 shares and 1,058 shares in the three and nine months ended June 30, 2005, were not included in the computation of diluted earnings per common share because the effect of the options’ exercise price plus unamortized stock compensation expense, in relation to the average market price of the common shares, would be anti-dilutive.
3. Employee Stock Plans
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” In March 2005, the SEC issued Staff Accounting Bulletin 107, “Share-Based Payment,” to assist companies in the adoption of SFAS No. 123 (revised). SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Effective October 1, 2003, the Company elected to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Effective October 1, 2005, the Company adopted SFAS No. 123 (revised) using the modified prospective transition method and recorded income of $1,047 (net of income tax benefits of $586), or $.02 per diluted Class A common share, as a cumulative effect of accounting change in the three months ended December 31, 2005, to reflect estimated forfeitures of unvested equity compensation. The Company was already in substantial compliance with SFAS No. 123 (revised) at the adoption date as the standard closely parallels SFAS No. 123. The adoption of SFAS No. 123 (revised) did not have a material impact on stock compensation expense for the periods ended June 30, 2006.
Prior to 2004, the Company awarded incentive stock options and/or nonqualified stock options to purchase Class A common shares to substantially all employees. In February 2004, the shareholders approved the 2004 REYShare Plus Plan and the 2004 Executive Stock Incentive Plan. Since the inception of the 2004 REYShare Plus Plan and the 2004 Executive Stock Incentive Plan, the Company issues fewer stock options.
There are an aggregate of 2,346 Class A common shares reserved for future awards under the incentive stock options and/or nonqualified stock option plans, 2004 REYShare Plus Plan and the 2004 Executive Stock Incentive Plan. Grants of stock options and other stock-based compensation awards are approved by the Compensation Committee of the Company’s Board of Directors.
Net income for the three and nine months ended June 30, 2006 includes $5,247 and $9,985 of compensation expense, respectively, and $2,029 and $3,914 of income tax benefits, respectively, related to our stock-based compensation arrangements. Net income for the three and nine months ended June 30, 2005 includes $2,491 and $8,016 of compensation expense, respectively, and $879 and $3,158 of income tax benefits related to our stock-based compensation arrangements.
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
The total intrinsic value of options exercised during the three and nine months ended June 30, 2006 was approximately $7,998 and $11,799, respectively, and was approximately $1,616 and $11,131, respectively during the three and nine months ended June 30, 2005. The following table summarizes stock option activity of the plans.

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Life in Years	Value

Outstanding at September 30, 2005	6,430	$22.28
Granted	100	$27.24
Exercised	(1,736)	$22.16
Canceled	(61)	$27.10

Outstanding at June 30, 2006	4,733	$22.36	3.5	$38,822

Exercisable at June 30, 2006	4,141	$21.70	3.1	$36,724

As of June 30, 2006, there was approximately $1,681 of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years.
Cash received from options exercised for the nine months ended June 30, 2006, was $38,418. The actual tax benefit realized for the tax deductions from options exercised totaled $4,260 for the nine months ended June 30, 2006.
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

	Shares or	Average Grant
	Units	Date Fair Value

Outstanding – Service Achievement Awards
Balance at September 30, 2005	501	$25.85
Restricted Stock
Granted	185	$27.69
Canceled	(44)	$25.89
Returned	(7)	$25.90
Released	(14)	$25.90
Restricted Stock Units
Granted	26	$27.68
Released	(1)	$24.74
Canceled	(4)	$26.62

Balance at June 30, 2006	642	$26.44

Outstanding – Performance/Market Condition Awards
Beginning at September 30, 2005	193	$26.16
Restricted Stock
Granted	431	$27.72
Canceled	(46)	$26.35
Restricted Stock Units
Granted	21	$27.70
Canceled	(4)	$26.08

Balance at June 30, 2006	595	$27.33

As of June 30, 2006, there was approximately $12,666 of unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.3 years. Total fair value of awards vested was $38 and $606 during the three and nine months ended June 30, 2006, respectively, and was $970 and $1,265 during the three and nine months ended June 30, 2005, respectively.
The fair value of each share of restricted stock and restricted stock unit, subject to a service or performance condition, is the market price of the Company’s stock on the date of grant. The fair value of each share of restricted stock and restricted stock unit, subject to a market condition, is determined based on a Monte Carlo simulation. Service-based restricted stock awards are included in compensation expense over the vesting period. Performance-based restricted stock awards that are dependent upon achievement of a performance condition are included in compensation expense based on estimated achievement of the performance condition as of the date of the financial statements. Performance-based restricted stock awards that are dependent upon the achievement of a market condition are included in compensation expense based on estimated achievement of the market condition as of the date on which the award was issued.
Upon exercise of stock options, Class A common shares are issued to employees from treasury shares. Class A common shares are issued from treasury at the date of the restricted stock award. Upon vesting of the restricted stock award, employees will return restricted shares to the Company to meet minimum statutory income tax withholding requirements and the Company will release the remaining shares to employees. Shares withheld by the Company may either be sold on the open market or placed into treasury. Generally, the Company does not sell the withheld shares on the open market. Restricted stock units are handled in the same manner as restricted shares, except that Class A common shares are not issued to employees at the date of the award, but when the vesting requirement has been satisfied.
The Company does repurchase Class A common shares on the open market from time to time. One of the purposes of repurchasing Class A common shares is to offset potential dilution from the Company’s stock compensation plans. However, the Company is under no obligation to repurchase Class A common shares based on activity of stock compensation plans.

4. Comprehensive Income

	Three Months		Nine Months
	2006	2005	2006	2005
Net income	$27,780	$23,796	$74,956	$67,720
Foreign currency translation adjustment	92	(213)	120	826
Net unrealized gains (losses) on derivative contracts, net of income tax provisions (benefit) of $56 and ($212) for the three months ended June 30, 2006 and 2005, respectively, and $129 and $343 for the nine months ended June 30, 2006 and 2005, respectively	82	(344)	192	492

Comprehensive income	$27,954	$23,239	$75,268	$69,038

5. Reynolds Generations Series® Suite
On July 19, 2005, the Company’s board of directors decided to stop marketing, selling and installing the Reynolds Generations Series Suite (Suite) dealer management system for automobile dealers. For further information regarding this decision, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005. During the quarter ended September 30, 2005, as a result of the decision to stop selling Suite, the Company wrote-off capitalized software development costs of $66,558 ($42,191 or $.65 per diluted Class A common share after income taxes) and recorded additional pre-tax expenses of $24,225 ($15,062 or $.23 per diluted Class A common share after income taxes) of which $22,728 remained payable as of September 30, 2005. These additional expenses included estimated future support obligations in excess of estimated revenue, migration costs, sales concessions and associate severance and outplacement benefits. Future support costs represent the costs of the Technical Assistance Center and product development in excess of expected revenue. Sales concessions represent concessions made to Suite customers, primarily in the form of credits issued to reverse training revenue previously recorded and not paid by customers. There were also some cash payments to customers. Migration costs represent the costs to install and train Suite customers on the Company’s core dealer management system, ERA, including data conversion from Suite to ERA. The following table summarizes the activity related to Suite.

Balance as of September 30, 2005	$22,728
Payments	(5,025)
Adjustments	598

Balance as of December 31, 2005	18,301
Payments	(4,872)
Adjustments	1,156

Balance as of March 31, 2006	$14,585
Payments	(3,113)
Adjustments	(1,830)

Balance as of June 30, 2006	$9,642

The adjustments of $598 for the three months ended December 31, 2005, and $1,156 for the three months ended March 31, 2006, related primarily to additional sales concessions for Suite. During the three months ended June 30, 2006, adjustments of sales concessions of approximately $800 were offset by a reduction of approximately $2,615 in the estimated reserve for future support costs.
6. Inventories

	6/30/06	9/30/05
Finished products	$11,558	$11,452
Work in process	335	317
Raw materials	163	154

Total inventories	$12,056	$11,923

7. Business Combination
On February 1, 2006, the Company purchased net assets of Kodata Solutions (Kodata), a provider of data archiving solutions used by automobile dealers throughout the U.S. Kodata, based in Little Rock, Arkansas, had annual revenue of approximately $3,000 in 2005. The purchase price of $6,017 was paid with cash from existing balances. The results of Kodata’s operations have been included in the Company’s financial statements since the acquisition. In connection with this business combination, the Company recorded tax deductible goodwill of $4,773 based on the preliminary allocation of the purchase price. An independent appraisal firm is being utilized to assist the Company in determining the fair values of the intangible assets.
8. Goodwill and Acquired Intangible Assets
Goodwill

	Software
	Solutions	Documents	Totals
Balances as of September 30, 2005	$41,119	$2,877	$43,996
Business combination	4,773		4,773

Balances as of June 30, 2006	$45,892	$2,877	$48,769

Acquired Intangible Assets

	Gross	Accumulated
	Amount	Amortization
As of June 30, 2006
Amortized intangible assets
Contractual customer relationships	$33,600	$10,227
Trademarks	6,371	2,003
Other	6,287	2,288

Total	$46,258	$14,518

As of September 30, 2005
Amortized intangible assets
Contractual customer relationship	$33,100	$8,965
Trademarks	6,251	1,715
Other	5,747	1,747

Total	$45,098	$12,427

On February 1, 2006, the Company acquired the net assets of Kodata Solutions as discussed in Note 7. Based on a preliminary allocation of the purchase price, the Company recorded the following intangible assets: $500 of customer relationship, $100 of trademarks and $500 of non-compete agreements. These intangible assets will be amortized over 10 years, 3 years and 3 years, respectively. The weighted average life of the Kodata intangible assets is 6 years. Aggregate amortization expense was $742 and $642 for the three months ended June 30, 2006 and 2005, respectively, and $2,092 and $1,956 for the nine months ended June 30, 2006 and 2005, respectively. Estimated amortization expense for the years ended September 30, is $2,780 in 2006, $2,714 in 2007, $2,714 in 2008, $2,580 in 2009 and $2,340 in 2010.
9. Financing Arrangements
Automotive Solutions
During February 2002, the Company entered into $100,000 in notional amount of interest rate swap agreements that effectively converted 7% fixed rate debt into variable rate debt. These interest rate swap agreements were designated as fair value hedges. The fair value of these derivative instruments was a liability of $363 at June 30, 2006, and an asset of $296 at September 30, 2005, and was included in accrued liabilities and other assets, respectively, on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of fair value hedges and related debt during the periods presented were recorded in interest expense. All existing fair value hedges were 100% effective. As a result, there was no current impact to earnings because of hedge ineffectiveness.

The Company has $100,000 principal amount outstanding of 7% Notes due December 15, 2006 (the “Notes”) under an Indenture (the “Indenture”), dated as of December 15, 1996 between the Company and Wells Fargo Bank, N.A., as successor trustee (the “Trustee”). On February 24, 2006, the Trustee sent the Company a notice of default relating to the Company’s failure to timely file its Annual Report on Form 10-K for the year ended September 30, 2005 with the SEC and the Trustee. The default would have created an Event of Default (as defined under the Indenture) and resulted in the acceleration of the principal and interest of the Notes unless the Event of Default was cured by May 25, 2006. On May 15, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2005, and cured the Event of Default. On May 25, 2006, the Company purchased $102,972 of U.S. Treasury Securities and deposited these securities in a trust. As of June 30, 2006, the remaining balance of these securities along with interest to be earned, will be sufficient to pay and discharge all remaining payments, aggregating approximately $103,500 of principal and interest under the Notes. Interest and principal payments are being made from this trust. These securities, which are classified as held-to-maturity, and related interest earned are presented as marketable securities – restricted within current assets on the Condensed Consolidated Balance Sheet and the debt remains the Company’s obligation until it is paid on December 15, 2006.
Financial Services
On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the Company, renewed a loan funding agreement (the “Loan Funding Agreement”), whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the Company, as security for the loan. Interest is payable on a variable rate basis. On April 25, 2006, the Loan Funding Agreement was extended through December 31, 2006, and the requirement to file financial statements was waived through September 30, 2006. The outstanding borrowings under this arrangement were included with Financial Services long-term debt on the Condensed Consolidated Balance Sheets. As of June 30, 2006, the balance outstanding on this facility was $127,000.
The fair value of the Company’s cash flow derivative instruments was an asset of $1,970 at June 30, 2006 and $1,316 at September 30, 2005, and was included in other assets, on the condensed consolidated balance sheets. The adjustments to record the net change in the fair value of cash flow hedges during the periods presented was recorded, net of income taxes, in other comprehensive income. Fluctuations in the fair value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposure being hedged because of the high degree of effectiveness of these cash flow hedges. In 2006, the Company expects the amounts to be reclassified out of other comprehensive income into earnings to be immaterial to the financial statements.
Revolving Credit Agreement
The Company has a $200,000 revolving credit agreement. The revolving credit agreement has a five-year term expiring on April 8, 2009. As of June 30, 2006, the balance outstanding on this facility was $50,000.
The Company’s failure to timely file its Annual Report on Form 10-K for the year ended September 30, 2005, and its Quarterly Report on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006 (the “Delayed Reports”), and the default under the Indenture was also a default under the credit agreement. Pursuant to an amendment to the credit agreement, on March 16, 2006, the Company extended the date on which it was required to deliver the Delayed Reports and any other periodic reports required to be filed from June 30, 2006 to the earlier of (i) September 30, 2006 or (ii) the date such financial statements are filed with the SEC. On May 15, 2006, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2005. With the filing of the Quarterly Report on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006, the Company has filed all required periodic financial reports and is now no longer in default. The amendment to the credit agreement also includes a financial covenant which provides that the Company must reach certain liquidity thresholds before it is permitted to enter into certain acquisitions and investments in partnerships and alliances.

10. Postretirement Benefits

	Three Months		Nine Months
	2006	2005	2006	2005

Pension Benefits
Service cost	$3,175	$2,899	$9,525	$8,704
Interest cost	4,577	4,578	13,730	13,726
Estimated return on plan assets	(4,309)	(3,891)	(12,926)	(11,440)
Amortization of prior service cost	191	190	573	573
Recognized net actuarial losses	1,319	895	3,957	2,687
Curtailment/Settlements	100	0	856	935
Termination Benefits	0	956	0	1,428

Net periodic pension cost	$5,053	$5,627	$15,715	$16,613

In 2006, the Company is not required to make a contribution to its pension plan and does not anticipate making such a contribution.

	Three Months		Nine Months
	2006	2005	2006	2005

Postretirement Medical and Life Insurance Benefits
Service cost	$237	$111	$481	$335
Interest cost	865	863	2,851	2,593
Amortization of prior service cost	656	(354)	816	(1,060)
Recognized net actuarial losses	(354)	248	291	744

Net periodic postretirement medical and life insurance cost	$1,404	$868	$4,439	$2,612

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 introduced a Medicare prescription drug benefit beginning in 2006, as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. As a result of the new Medicare part D benefit, during 2005, the Company decided to discontinue offering prescription drug benefits as of January 1, 2006, to its retirees eligible for Medicare. During 2006, the Company reversed that decision and, to qualify for the federal subsidy, continued to provide prescription drug coverage to retirees eligible for Medicare. During 2006, the federal subsidy included as an offset in determining net periodic postretirement medical and life insurance expense was $526 and $1,616 for the three and nine months ended June 30, 2006, respectively. The benefit obligation was increased $15,526 as of October 1, 2005, as a result of the Company’s decision to offer prescription drug coverage to retirees eligible for Medicare.
Effective October 1, 2006, the Company plans to freeze its defined benefit, company-sponsored pension plan for U.S. associates, which will result in a curtailment charge of approximately $5,200 during the first fiscal quarter of 2007.
11. Business Segments
The Software Solutions segment provides computer solutions including computer hardware, integrated software packages, software enhancements and related support. This segment also includes the installation and maintenance of computer hardware, software training, and consulting services. Revenue classified as a product include computer hardware and software. Revenue classified as service consist of computer, transaction-based, hosting and rental services. Computer services are comprised of installation, training, consulting and hardware maintenance. Transaction-based services are primarily comprised of credit inquiries made by the Company’s customers. Hosting services represent software applications delivered via remote servers and related services. Rental services consist of operating lease arrangements.
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

	Three Months		Nine Months
	2006	2005	2006	2005
Net Sales and Revenue
Software Solutions
Products
Software	$108,970	$106,380	$327,487	$319,226
Hardware	12,927	14,382	39,169	44,959
Services
Computer services	47,068	52,268	140,640	156,243
Transaction-based services	18,279	17,393	49,338	48,371
Hosting services	15,807	9,989	42,426	27,390
Rentals	1,281	926	3,723	1,772

Total	204,332	201,338	602,783	597,961
Documents	39,990	38,772	116,386	118,535
Financial Services	6,098	6,415	18,397	19,966

Total Net Sales and Revenue	$250,420	$246,525	$737,566	$736,462

Operating Income
Software Solutions	$32,506	$27,488	$91,919	$78,353
Documents	7,514	7,116	20,280	22,793
Financial Services	1,382	2,922	5,386	9,136

Total Operating Income	$41,402	$37,526	$117,585	$110,282

	6/30/06	9/30/05
Assets
Automotive Solutions	$763,709	$666,099
Financial Services	288,976	289,997

Total Assets	$1,052,685	$956,096

12. Contingencies
In 2000, the Company sold the net assets of its Information Solutions segment to the Carlyle Group. The Carlyle Group renamed the business Relizon Corporation. In connection with the sale of these operations to the Carlyle Group, the Company remained contingently liable for a portion of long-term debt, which is collateralized by a Relizon facility in Canada and expires in 2007. As of June 30, 2006, the unamortized balance on this letter of credit was $1,297. In October 2005, Relizon was acquired by Workflow Management, Inc.
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
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on our Consolidated Financial Statements.
14. Subsequent Events
On August 7, 2006, the Company’s board of directors approved a resolution recommending that shareholders adopt a merger agreement between the Company and an entity controlled by Universal Computers Systems whereby shareholders of the Company will receive $40.00 for each Class A common share, or as if converted into Class A for Class B shares. In addition to shareholder approval, other conditions are required to be satisfied or waived prior to closing including expiration of the Hart Scott Rodino waiting period following review by the U.S. government of any anti-trust issues. It is presently anticipated that the transaction will close during the quarter ended December 31, 2006.
On August 1, 2006, the Company completed the sale of its Networkcar business for net proceeds of approximately $21,000 and will record a pre-tax gain of approximately $7,000 to $8,000 during the three months ending September 30, 2006.
On July 27, 2006, the Company completed the purchase of DCS Group PLC, a provider of software and services to the European automotive retailing market. DCS had revenue of £35,100 (approximately $60,000 U.S.) for the year ended December 31, 2005. Included in 2005 results was discontinued operations revenue of £8,300 (approximately $14,000 U.S.). The purchase price of approximately £23,600, net of cash acquired, (approximately $44,000 U.S.), including debt of approximately £15,000 and cash of approximately £1,400 (net debt of approximately £13,600 or approximately $25,000 U.S.) was paid with cash from existing balances.
On July 21, 2006, the Company announced a three-year plan encompassing a range of revenue growth initiatives, as well as productivity improvements and cost reductions expected to lower operating expenses by approximately $90,000. The reductions include approximately 450 positions that will be impacted through job eliminations, attrition and outsourcing, including the elimination of approximately 170 positions within 90 days of the announcement. Most of the positions to be eliminated are tied to overhead and management functions within the Company’s Dayton headquarters. The Company expects to incur a charge of approximately $4,000 to $6,000 during the three months ending September 30, 2006, to provide for the costs associated with plan implementation. During fiscal year 2007, the Company expects to incur an additional charge of approximately $8,000 to $10,000 associated with the plan, including a curtailment charge of approximately $5,200 to freeze its company-sponsored, defined-benefit pension plan for U.S. associates effective October 1, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months ended June 30, 2006 and 2005 (In thousands except employee and per share data and where otherwise indicated)
RECENT DEVELOPMENTS
On August 7, 2006, the Company’s board of directors approved a resolution recommending that shareholders adopt a merger agreement between the Company and an entity controlled by Universal Computers Systems whereby shareholders of the Company will receive $40.00 for each Class A common share, or as if converted into Class A for Class B shares. In addition to shareholder approval, other conditions are required to be satisfied or waived prior to closing including expiration of the Hart Scott Rodino waiting period following review by the U.S. government of any anti-trust issues. It is presently anticipated that the transaction will close during the quarter ended December 31, 2006. As a result of the proposed merger, some of the Company’s announced plans as described below under “Enhanced Shareholder Value Plan,” specifically with respect to streamlining business operations and product support costs, may be delayed or deferred pending the closing of the merger and further discussions with the potential buyer.
COMPANY OVERVIEW
Introduction
How the Company does business
The Company’s primary business is providing integrated software solutions and services to automobile dealers. The Company has provided products and services to automobile dealerships since 1927. The Company’s principal software solution is its ReynoldSystem™ or ERA® dealer management system. This established software application is used by approximately 10,000 automotive dealerships, or approximately 40% of the automobile dealerships in the United States and Canada, to operate the sales, service, parts and administrative areas of their dealerships.

The Company’s primary customers are automobile dealers in the United States and Canada, and thus the Company’s profitability could be adversely affected by negative developments in the automobile market. However, the Company’s financial performance is not necessarily correlated with the number of new vehicles sold by these retailers or the financial performance of the U.S. automobile manufacturers. Automobile dealers have other profit centers such as used vehicles, finance and insurance, service and parts which provide a more consistent revenue stream and a greater proportion of a typical automobile dealer’s income than provided by new vehicle sales. This allows automobile dealers to invest in products and services that improve customer satisfaction and increase productivity.
The Company earns most of its income from recurring software and hardware maintenance revenue which comprise approximately 60% of the Company’s total revenue. When documents and financial services revenue is included, approximately 80% of the Company’s revenue is recurring in nature. Additionally, much of consulting services revenue tends to be recurring in nature as programs are continued each year. This generally provides a measure of stability and limits the effect of economic downturns on the Company’s financial performance.
The Company’s growth plans, strategy and market opportunities
The Company believes that it can grow its business in the North American market by increasing penetration in the dealer management systems (DMS) market, providing a full range of value-added solutions and services to help dealers to manage their operations more efficiently and effectively and to comply with applicable legal requirements. The Company believes that it can grow its business in the international market by growing its DMS footprint in Europe to achieve scale and to offer value added applications (particularly customer relationship management (CRM) solutions) and services, and by expanding into high growth markets such as China. The Company believes that while automotive retail markets globally are competitive, retailers consistently seek DMS systems and value-added solutions which help them operate more efficiently and capture more revenue in all facets of their operations. The Company believes that it will facilitate its growth globally by realigning its internal resources to improve efficiency and execution thereby reducing costs and creating a more performance driven culture and by investing in more efficient internal management systems. The Company estimates the addressable market in the U.S. is $4.6 billion.
The Company views its DMS business as a cornerstone for growth due to its strong cash generation and its ability to integrate with and build penetration in other value-added applications essential for running its customers’ business operations. The types of opportunities for value-added applications sought by the Company’s customers include CRM tools, financing and insurance (F&I) applications, fixed operations and inventory management solutions and networking.
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
As indicated, the Company has focused its business on addressing the needs of automobile dealers. This is a highly competitive market where consumers are well-educated and can make informed decisions about with whom to do business when purchasing and servicing an automobile. The Company’s ReynoldSystem, is a single-source, integrated approach to dealership performance addressing automobile dealers’ desire for an integrated, end-to-end solution. This single-source approach helps ensure ease of use, reduced complexity, increased performance and the simplicity of relying on a single partner.

RESULTS OF OPERATIONS
Subsequent Events
Divesture
On August 1, 2006, the Company completed the sale of its Networkcar business for net proceeds of approximately $21,000 and will record a pre-tax gain of approximately $7,000 to $8,000 during the three months ending September 30, 2006.
Business Combination
On July 27, 2006, the Company completed the purchase of DCS Group PLC, a provider of software and services to the European automotive retailing market. DCS had revenue of £35,100 (approximately $60,000 U.S.) for the year ended December 31, 2005. Included in 2005 results was discontinued operations revenue of £8,300 (approximately $14,000 U.S.). The purchase price of approximately £23,600, net of cash acquired, (approximately $44,000 U.S.), including debt of approximately £15,000 and cash of approximately £1,400 (net debt of approximately £13,600 or approximately $25,000 U.S.) was paid with cash from existing balances.
Enhanced Shareholder Value Plan
On July 21, 2006, the Company announced a three-year plan encompassing a range of revenue growth initiatives, as well as productivity improvements and cost reductions expected to lower operating expenses by approximately $90,000.
This estimated cost savings includes corporate actions targeted to result in savings of approximately $50,000 and include reductions of approximately 450 positions that will be impacted through job eliminations, attrition and outsourcing over the next three years, including the elimination of approximately 170 positions within 90 days of the announcement. These reductions will result from streamlining business operations through the automation of manual processes, consolidating facilities and improving business processes and logistics. In addition, the Company is improving its order processing systems and internal customer relationship management to accelerate sales productivity and customer satisfaction and expects to gain efficiencies through improved standards and scheduling for field support associates. The Company is also making changes to its retirement plans as discussed under the caption “Postretirement Benefits.”
In addition to the corporate actions noted above, the plan also includes a reduction of product-related and support costs totaling approximately $40,000 by 2009. To take advantage of offshore opportunities, the Company has opened an engineering and development center in Xian, China, which is expected to drive significant savings and organizational efficiencies in engineering and development.
Most of the positions to be eliminated are tied to overhead and management functions within the Company’s Dayton headquarters. The Company expects to incur a charge of approximately $4,000 to $6,000 during the three months ending September 30, 2006, to provide for the costs associated with plan implementation. During fiscal year 2007, the Company expects to incur an additional charge of approximately $8,000 to $10,000 associated with the plan, including a curtailment charge of approximately $5,200 to freeze its company-sponsored, defined-benefit pension plan for U.S. associates effective October 1, 2006.
Accounting Change
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” In March 2005, the SEC issued Staff Accounting Bulletin 107, “Share-Based Payment,” to assist companies in the adoption of SFAS No. 123 (revised). SFAS No. 123 (revised) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Effective October 1, 2003, the Company elected to adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and began recognizing stock option expense in the Statements of Consolidated Income. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Effective October 1, 2005, the Company adopted SFAS No. 123 (revised) and recorded $1,047, or $.02 per Class A common share, of after-tax income as a cumulative effect of accounting change in the quarter ended December 31, 2005, to reflect estimated forfeitures of unvested equity compensation. The adoption of SFAS No. 123 (revised) did not have a material impact on stock compensation expense.

Business Combination
On February 1, 2006, the Company purchased net assets of Kodata Solutions, a provider of data archiving solutions used by automobile dealers throughout the U.S. Kodata, based in Little Rock, Arkansas, had annual revenue of approximately $3,000 in 2005. The purchase price of $6,017 was paid with cash from existing balances. The results of Kodata’s operations have been included in the Company’s financial statements since the acquisition.
Reynolds Generations Series® Suite (Suite)
As a provider of software and related services, the Company must continually develop new software offerings and upgrade existing solutions to meet customer requirements and increase revenue. The Company invested in research and development during recent years to develop new software solutions. In August 2003, the Company launched Suite. On July 19, 2005, the Company’s board of directors decided to stop marketing, selling and installing the Suite dealer management system for automobile dealers. The board of directors concluded that Suite was not the broad-based solution for the majority of the U.S. automotive retail market as originally believed. Suite required substantial change in dealership processes to provide the desired utilization levels and benefits. Implementation and training costs were high for both customers and the Company. For a description of the facts and circumstances leading to the board’s decision, see the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2005. During the quarter ended September 30, 2005, as a result of the decision to stop selling Suite, the Company wrote-off capitalized software development costs of $66,558 ($42,191 or $.65 per diluted Class A common share after income taxes) and recorded additional pre-tax expenses of $24,225 ($15,062 or $.23 per diluted Class A common share after income taxes). These additional expenses included estimated future support obligations in excess of estimated revenue, migration costs, sales concessions and associate severance and outplacement benefits. During the three months ended June 30, 2006, the Company reduced the accrual for future support obligations and recorded income of $2,615 as the Company revised estimates of costs required to support Suite based on actual experience. See Note 5 to the Condensed Consolidated Financial Statements regarding Suite-related accruals.
Consolidated Summary

	Three Months				Nine Months
			Increase	% Increase			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)

Net sales and revenue	$250,420	$246,525	$3,895	2%	$737,566	$736,462	$1,104	0%
Gross profit	$143,209	$135,833	$7,376	5%	$416,489	$404,851	$11,638	3%
% of revenue	57.2%	55.1%			56.5%	55.0%
SG&A expenses	$101,807	$98,307	$3,500	4%	$298,904	$294,569	$4,335	1%
% of revenue	40.7%	39.9%			40.6%	40.0%
Operating income	$41,402	$37,526	$3,876	10%	$117,585	$110,282	$7,303	7%
% of revenue	16.5%	15.2%			15.9%	15.0%
Income before accounting change	$27,780	$23,796	$3,984	17%	$73,909	$67,720	$6,189	9%
Cumulative effect of accounting change	$0	$0	$0		$1,047	$0	$1,047
Net income	$27,780	$23,796	$3,984	17%	$74,956	$67,720	$7,236	11%
Earnings per Class A common share
Income before accounting change
Basic earnings per share	$0.44	$0.38	$0.06	16%	$1.18	$1.06	$0.12	11%
Diluted earnings per share	$0.43	$0.37	$0.06	16%	$1.15	$1.04	$0.11	11%
Net income
Basic earnings per share	$0.44	$0.38	$0.06	16%	$1.20	$1.06	$0.14	13%
Diluted earnings per share	$0.43	$0.37	$0.06	16%	$1.17	$1.04	$0.13	13%
Consolidated net sales and revenue increased $3,895 or 2% in the quarter ended June 30, 2006, as compared to the corresponding period in 2005, as revenue growth in both Software Solutions and Documents was partially offset by a decline in Financial Services. Year-to-date, 2006 revenue increased $1,104 as growth in Software Solutions was partially offset by decreases in Documents and Financial Services revenue. Segment revenue is discussed in more detail under each segment’s separate caption within this analysis. The 2005 divestiture of the Campaign Management Services business reduced 2006 revenue versus 2005, by approximately $1,100 in the three months ended June 30, 2006 and $4,400 in the nine months ended June 30, 2006. The backlog of new orders for Software Solutions computer systems products and services and deferred revenue (orders shipped, but not yet recognized as revenue) was approximately $59,000 at June 30, 2006, compared to approximately $58,000 at March 31, 2006 and $60,000 at September 30, 2005.

In 2004 and 2005, three of the largest automobile dealership groups selected a single supplier to provide DMS solutions for all their dealerships. One dealership group selected the Company to be its exclusive provider of both DMS and Web solutions. The other two dealership groups chose a competitive DMS solution for their dealerships. In each case, the Company continues to provide substantial document and other solutions to each of these groups. If the Company is not able to continue to replace the net reduction in DMS-related revenue resulting from these three decisions, with revenue from other solutions or net gains from subsequent decisions in favor of the Company by other large dealership groups, the Company’s future revenue may be adversely impacted, albeit over time as the transition to a single source typically takes two to three years. The Company expects that its selection by General Motors, as described below, to supply an integrated dealer management system (IDMS) to all U.S. Saturn retailers, will help mitigate the net losses in revenue from these dealership groups.
On December 15, 2005, the Company announced that it was selected by General Motors to supply IDMS to all Saturn retailers in the U.S. As part of a 7-year agreement (with 2 one-year renewals possible), the Company will convert General Motors approximately 440 Saturn retailers to IDMS. The Company anticipates that implementation will begin in August 2007 and that the conversion process will be completed by May 2008. The Company expects to incur costs in fiscal years 2006 and 2007 to prepare for the implementation. General Motors has the right to terminate the agreement upon 180-days prior written notice to the Company. If General Motors terminates the agreement, they must pay certain defined charges, which may be substantial depending upon the timing of the termination. If the Company fails to meet specified service levels, the Company must pay defined penalties. The Company was also named an endorsed provider of the IDMS solution to GM-branded retailers in North America.
Gross profit increased in 2006, as compared to 2005, for both the three months and nine months ended June 30, 2006, primarily as a result of increased gross profit in Software Solutions. Documents gross profit increased over last year for the three months ended June 30, 2006, but decreased from last year for the nine months ended June 30, 2006. Financial Services gross profit declined from last year for both the three and nine months ended June 30, 2006.
SG&A expenses increased over last year for both the three and nine months ended June 30, 2006, as compared to the corresponding periods in 2005, primarily as a result of higher consulting expenses. Included in these consulting expenses were professional fees of approximately $1,800 in the three months ended June 30, 2006, and $6,400 through nine months ended June 30, 2006, related to completing the Securities and Exchange Commission (SEC) Staff’s review and the Company’s revenue recognition policy review. The SEC and revenue recognition reviews are described in more detail in the Company’s Form 10-K for the year ended September 30, 2005, which was filed with the SEC on May 15, 2006. The Company does not anticipate incurring any additional professional fees related to the SEC and revenue recognition reviews during the quarter ended September 30, 2006. Other consulting expenses related primarily to investments to improve the Company’s order processing and internal customer relationship management systems and processes. Additional consulting expenses related to marketing, business development and employment efforts. These increases were partially offset by the elimination of retirement and other employee separation costs of $3,495 in the three months ended June 30, 2005, and $7,305 in the nine months ended June 30, 2005. Research and development (R&D) expenses also declined from a year ago for both the three and nine months ended June 30, 2006, as a result of the discontinuance of Suite. In 2006, research and development (R&D) expenses were approximately $18,000 in the three months ended June 30, 2006, and $54,000 through nine months ended June 30, 2006, compared to $21,000 and $65,000, respectively, for the same periods in 2005. No internal software development costs were capitalized in either year. See the Software Solutions caption of this analysis for additional information regarding R&D expenses and software capitalization. Through the first nine months of fiscal year 2006, bad debt expenses were approximately $1,200 higher than the corresponding period in 2005.
Operating margins were 16.5% and 15.9% in the three and nine months ended June 30, 2006, respectively, as compared to 15.2% and 15.0% in the corresponding periods in 2005. The increased operating margins resulted primarily from improved gross profit margins in the Software Solutions segment.
Interest expense and interest income each increased in 2006, versus 2005, for both the three and nine months ended June 30, 2006, as a result of rising interest rates. Interest income also increased for the three and nine months ended June 30, 2006, compared to the corresponding periods in 2005, because of increased balances of cash and marketable securities (restricted) as a result of the Company’s decision not to repurchase any of its Class A common shares on the open market. The Company also recorded foreign currency exchange gains of approximately $2,000 and $1,700 during the three and nine months ended June 30, 2006, as compared to a loss of approximately $400 and a gain of approximately $300 in the corresponding periods in 2005.
Through nine months ended June 30, 2006, the effective income tax rate was 39.2%, compared to 39.5% in the corresponding period in 2005. Each year was favorably impacted by adjustments related to changes in tax laws, expiration of tax exposures previously reserved or revised outlook regarding the utilization of net operating loss carryforwards. In 2006, the effective income tax rate reflects lower state income taxes as a result of a change in the Ohio tax law. Ohio is transitioning from a franchise tax, based primarily on income, and a personal property tax to a commercial activity tax. The Company estimates that if the new tax law had been fully in place for fiscal year 2006, net income would increase by about $1,300 as a result of lower Ohio tax expenses. In the nine months ended June 30, 2006, the Company also recorded income tax benefits of approximately $800 related to the expiration of the statute of limitations on various tax exposures.
Equity in net income of affiliated companies is primarily comprised of the Company’s investment in Computerized Vehicle Registration, which provides on-line vehicle registration to automobile dealers.
Software Solutions

	Three Months				Nine Months
			Increase	% Increase			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Net sales and revenue
Recurring revenue	$162,168	$155,477	$6,691	4%	$474,781	$457,541	$17,240	4%
One-time sales	$42,164	$45,861	($3,697)	-8%	$128,002	$140,420	($12,418)	-9%
Total net sales and revenue	$204,332	$201,338	$2,994	1%	$602,783	$597,961	$4,822	1%
Gross profit
Recurring revenue	$107,795	$99,734	$8,061	8%	$315,257	$287,498	$27,759	10%
One-time sales	$9,334	$10,247	($913)	-9%	$25,247	$35,754	($10,507)	-29%
Total gross profit	$117,129	$109,981	$7,148	6%	$340,504	$323,252	$17,252	5%
Gross Margin
Recurring revenue	66.5%	64.1%			66.4%	62.8%
One-time sales	22.1%	22.3%			19.7%	25.5%
Total gross margin	57.3%	54.6%			56.5%	54.1%
SG&A expenses	$84,623	$82,493	$2,130	3%	$248,585	$244,899	$3,686	2%
% of revenue	41.4%	40.9%			41.3%	41.0%
Operating income	$32,506	$27,488	$5,018	18%	$91,919	$78,353	$13,566	17%
% of revenue	15.9%	13.7%			15.2%	13.1%
Third quarter net sales and revenue increased $2,994 or 1% in 2006, as compared to the corresponding period in 2005, as recurring revenue increased 4% while one-time sales decreased 8%. In the nine months ended June 30, 2006, net sales and revenue increased $4,822 or 1% in 2006, as compared to the corresponding period in 2005, as recurring revenue grew 4% and one-time sales were 9% less than in the corresponding period in 2005. Recurring revenue consist primarily of monthly revenue from software licenses, software enhancements, telephone support, hardware maintenance, finance and insurance (F&I) services and network services. Recurring revenue increased for both the three and nine month periods ended June 30, 2006, over the corresponding periods in 2005, primarily as a result of revenue growth in F&I services, ERA applications on demand, CRM solutions and Web solutions as a result of increased volume, and the acquisition of Kodata Solutions. Recurring revenue also reflected the effect of the annual price increases of approximately 3%, which became effective March 1, 2006 and 2005. The growth in recurring revenue was partially offset by the effect of the 2005 divestiture of the Campaign Management Services business, which reduced 2006 recurring revenue by approximately $1,100 in the three months ended June 30, 2006 and $4,400 in the nine months ended June 30, 2006, versus the corresponding periods in 2005, and a decline in hardware maintenance revenue for both periods. One-time sales include revenue from hardware, software license fees, implementation services (installation and training) and consulting services. During 2006, one-time sales declined in both the quarter and nine months ended June 30, 2006, primarily because of lower consulting revenue, as a result of delivering fewer days of consulting services, and lower hardware sales.
In addition to the growth in recurring revenue, gross profit increased for both the third quarter and nine months ended June 30, 2006, as compared to the corresponding periods in 2005, because 2005 included Suite software amortization expenses of $3,273 in the third quarter and $9,820 through nine months ended June 30, 2005. The Company did not incur these expenses in 2006 because Suite capitalized software was fully written off during the fourth quarter ended September 30, 2005. During the three months ended June 30, 2006, the Company recorded income of $2,615 to reduce reserves for estimated future Suite support costs based on actual experience. In 2006, recurring gross margins also reflect the benefit of the 2005 consolidation of a service center. In 2005, the Company also wrote off $2,345 of other non-Suite software assets that would not have been recovered by future cash flows, which reduced gross profit in the first quarter ended December 31, 2004. One-time gross margins, for both the third quarter and nine months ended June 30, 2006, were negatively impacted in 2006 by the decline in consulting services revenue and the resulting lower utilization of consultants.
The Company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Upon general release of a software product, the capitalized software development costs are amortized to expense over the estimated economic life of the product. The Company did not capitalize any internal software development costs during the three and nine months ended June 30, 2006 and 2005. Software amortization expenses were $253 in the third quarter and $1,223 through nine months ended June 30, 2006, compared to $4,126 and $11,736 for the three and nine months ended June 30, 2005, respectively. In 2006, the decline in software amortization expenses resulted primarily from the 2005 write-off of Suite capitalized software.
SG&A expenses increased over last year for both the third quarter and nine months ended June 30, 2006, as compared to the corresponding periods in 2005, primarily as a result of higher consulting expenses. Included in these consulting expenses were professional fees related to completing the SEC Staff’s review and the Company’s revenue recognition policy review. Other consulting expenses related primarily to investments to improve the Company’s order processing and internal customer relationship management systems and processes, marketing, business development and employment efforts. These increases were partially offset by reduced R&D expenses as a result of the discontinuance of Suite and the elimination of retirement and other employee separation costs incurred during the corresponding periods of 2005. Year-to-date bad debt expenses were approximately $1,200 higher in 2006, than in 2005. Operating income increased in 2006, as compared to 2005, for both the quarter and nine months primarily because of the growth in recurring revenue and the elimination of Suite software amortization expenses.
Documents

	Three Months				Nine Months
			Increase	% Increase			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Net sales and revenue	$39,990	$38,772	$1,218	3%	$116,386	$118,535	($2,149)	-2%
Gross profit	$22,497	$21,392	$1,105	5%	$64,724	$67,217	($2,493)	-4%
% of revenue	56.3%	55.2%			55.6%	56.7%
SG&A expenses	$14,983	$14,276	$707	5%	$44,444	$44,424	$20	0%
% of revenue	37.5%	36.8%			38.2%	37.5%
Operating income	$7,514	$7,116	$398	6%	$20,280	$22,793	($2,513)	-11%
% of revenue	18.8%	18.4%			17.4%	19.2%
Documents sales increased $1,218 or 3% for the three months ended June 30, 2006, as compared to the prior year, primarily because of an increase in the volume of business forms sold. The increased volume was primarily driven by sales of retail installment contract forms required by customers as a result of law changes which took effect July 1, 2006. Through nine months ended June 30, 2006, documents revenue declined $2,149 or 2% from the first nine months of 2005, as a result of both lower volume and lower net sales prices. The Company expects the sales of certain documents to continue to decline as the demand for certain paper products is negatively affected by advances in technology. The Company continues to view its documents business as part of its total customer offering and plans a selective expansion of the product offerings and selectively adding to and strengthening its sales force.
During the third quarter ended June 30, 2006, Documents gross profit increased from the corresponding period in 2005, primarily because of increased sales volume. Year-to-date, 2006 gross profit declined from 2005, because of lower net sales prices, in addition to reduced sales volume and increased material costs. In 2006, SG&A expenses increased over 2005, for both the third quarter and nine months ended June 30 because of higher selling expenses. Operating income and operating margins increased in 2006, versus 2005, for both the three months ended June 30 primarily because of the sales increase. Operating income and operating margins declined in 2006, versus 2005, for both the nine months ended June 30 primarily because of the sales decline.

Financial Services

	Three Months				Nine Months
			Increase	% Increase			Increase	% Increase
	2006	2005	(Decrease)	(Decrease)	2006	2005	(Decrease)	(Decrease)
Net sales and revenue	$6,098	$6,415	($317)	-5%	$18,397	$19,966	($1,569)	-8%
Gross profit	$3,583	$4,460	($877)	-20%	$11,261	$14,382	($3,121)	-22%
% of revenue	58.8%	69.5%			61.2%	72.0%
SG&A expenses	$2,201	$1,538	$663	43%	$5,875	$5,246	$629	12%
% of revenue	36.1%	24.0%			31.9%	26.2%
Operating income	$1,382	$2,922	($1,540)	-53%	$5,386	$9,136	($3,750)	-41%
% of revenue	22.7%	45.5%			29.3%	45.8%
Financial Services revenue declined in 2006, as compared to 2005, for the quarter ended June 30 as a result of a decrease in average finance receivable balances and for the nine months ended June 30 as a result of a decrease in average finance receivable balances and lower average interest rates. Average finance receivable balances declined for both the quarter and nine months ended June 30, 2006, as compared to the corresponding periods in 2005, as a result of the level of one-time sales in Software Solutions as compared to previous years. The Company’s finance receivables generally have five-year terms, and accordingly, the outstanding balance is comprised of amounts financed during the past five years. While interest rates increased during the nine months ended June 30, 2006, as compared to the corresponding period in 2005, the rates were still lower than the rates on maturing finance receivable balances, and therefore lowered the average interest rate of the receivables portfolio.
Gross profit declined in 2006, as compared to 2005, for both the quarter and nine months ended June 30 because of the decline in revenue and higher borrowing costs. In 2006, interest rate spreads were 2.3% in the third quarter and 2.5% for the nine months ended June 30, compared to 3.4% and 3.6%,respectively, in the corresponding periods in 2005. Interest rate spreads declined in 2006 versus 2005, for the quarter and nine months because of both lower interest earned on finance receivable balances and higher borrowing costs. In fiscal year 2004, the tax treatment for the majority of new financing agreements changed from true leases to installment sales contracts. The impact of this change was to lower deferred income tax benefits. Assuming no change in the finance receivables balances, additional debt will be required in the future to finance the portfolio because of the reduced tax benefits.
SG&A expenses increased over 2005, in both the third quarter and nine months ended June 30, 2006, compared to the corresponding periods in 2005, because of higher bad debt expenses, which increased to $1,368 in 2006, from $695 in 2005 in the three months ended June 30, and to $3,343 in 2006, from $2,720 in 2005, through nine months ended June 30. Operating income declined from 2005, in the three months and nine months, reflecting primarily declining receivable balances and higher bad debt expenses.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The Company’s balance of cash and equivalents was $130,445 at June 30, 2006. The Company also had a balance of marketable securities of $101,391 as June 30, 2006, the purpose which was restricted to the retirement of the Company’s $100,000 7% Notes due December 15, 2006. Cash flows provided by operating activities were $114,344 during the first nine months of 2006 and resulted primarily from net income, adjusted for non cash expenses such as depreciation and amortization, and net collections of finance receivables related to the sales of the Company’s products and services. Deferred income tax benefits declined because of the continued decrease in finance receivables and other liabilities reflected an increase in pension liabilities because no contribution payments are required in 2006. Accounts receivable and accrued liabilities represented uses of cash during the nine months ended June 30, 2006, primarily as a result of the revenue growth in the third quarter of 2006 and income tax payments, respectively. Cash flows used for investing activities consisted primarily of the purchase of U.S. Treasury Securities which were deposited in a trust. The amount of these securities, along with interest earned, will be sufficient to pay and discharge all remaining payments, aggregating approximately $103,500 of principal and interest of the Company’s $100,000 7% Notes due December 15, 2006. Additional cash used for investing activities included capital expenditures in the ordinary course of business of $14,714, the acquisition of Kodata Solutions (discussed in Note 7 to the condensed consolidated financial statements) and additional investment in third-party financing arrangements, which represent financing provided to customers for the purchase of non Company products. Capital expenditures in the ordinary course of business are anticipated to be approximately $15,000 to $20,000 in 2006 and approximately $15,000 in 2007. On July 27, 2006, the Company purchased DCS Group PLC, valued at £23,600 (approximately $44,000 U.S.). See the Subsequent Event section of this analysis regarding this business combination. Cash flows from financing activities resulted primarily from stock option proceeds net of dividends paid. The Company did not repurchase any Class A common shares on the open market during the nine months ended June 30, 2006.
Capitalization
The Company’s ratio of net debt (total debt minus cash and equivalents and marketable securities - restricted) to capitalization (net debt plus shareholders’ equity) was 10.1% at June 30, 2006 and 29.3% at September 30, 2005. The reduction in the ratio of net debt to capitalization resulted from an increase in cash and equivalents and marketable securities – restricted from $133,403 at September 30, 2005 to $231,836 at June 30, 2006. The increase in cash and equivalents and marketable securities – restricted resulted from continued cash flow from operations while the Company has not repurchased Class A common shares on the open market. This calculation includes Financial Services debt for which the proceeds were invested in finance receivables. On April 8, 2004, the Company obtained a $200,000 revolving credit agreement (the “$200,000 Credit Agreement”) with a five-year term. Remaining credit available under the Credit Agreement was $150,000 at June 30, 2006. In addition to the Credit Agreement, the Company also has a variety of other short-term credit lines available. Management estimates that its cash balances, marketable securities - restricted, cash flow from operations and cash available from existing credit agreements will be sufficient to meet the Company’s short-term liquidity requirements. Cash balances are placed in short-term investments until needed.
The Company has consistently produced operating cash flows sufficient to fund normal operations. These operating cash flows result from relatively stable operating margins and a high percentage of recurring revenue which require relatively low capital investment. Debt instruments have been used primarily to fund business combinations and Financial Services receivables. Management believes that its strong balance sheet and cash flows should help provide access to capital sufficient to meet the Company’s long-term liquidity requirements.
The Company has $100,000 principal amount outstanding of 7% Notes due December 15, 2006 (the “Notes”) under an Indenture, dated as of December 15, 1996, between the Company and Wells Fargo Bank, N.A., as successor trustee (the “Trustee”). On May 25, 2006, the Company purchased U.S. Treasury Securities and deposited these securities in a trust. As of June 30, 2006, the remaining balance of these securities along with interest earned will be sufficient to pay and discharge all remaining payments, aggregating approximately $103,500 of principal and interest under the Notes. Future interest and principal payments will be made from this trust.
On May 19, 2004, Reyna Funding, L.L.C., a consolidated affiliate of the Company, renewed a loan funding agreement (the “Loan Funding Agreement”), whereby Reyna Funding, L.L.C. may borrow up to $150,000 using finance receivables purchased from Reyna Capital Corporation, also a consolidated affiliate of the Company, as security for the loan. Interest is payable on a variable rate basis. On April 25, 2006, the Loan Funding Agreement was extended through December 31, 2006. The outstanding borrowings under this arrangement were included with Financial Services long-term debt on the Condensed Consolidated Balance Sheets. As of June 30, 2006, the balance outstanding on this facility was $127,000.
See Note 9 to the Condensed Consolidated Financial Statements regarding the Company’s debt instruments.
Shareholders’ Equity
The Company lists its Class A common shares on the New York Stock Exchange. There is no principal market for the Class B common shares. The Company also has an authorized class of 60,000 preferred shares with no par value. As of June 30, 2006, no preferred shares were outstanding and there were no agreements or commitments with respect to the sale or issuance of these shares, except for preferred share purchase rights as described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Dividends are typically declared each November, February, May and August and paid in January, April, June and September. Dividends per Class A common share must be twenty times the dividends per Class B common share and all dividend payments must be simultaneous. The Company has paid dividends every year since the Company’s initial public offering in 1961.
During the nine months ended June 30, 2006, and as of the date of this filing, the Company did not repurchase any Class A common shares on the open market. As of June 30, 2006, the Company could repurchase an additional 1,874 Class A common shares under existing board of directors’ authorizations. See Part II — Unregistered Sales of Equity Securities and Use of Proceeds.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company’s Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements and applying accounting policies requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Critical accounting policies for the Company include revenue recognition, accounting for software licensed to customers, accounting for long-lived assets, accounting for income taxes and accounting for retirement benefits.
Revenue Recognition
The Company’s revenue recognition policy is complex, primarily because the Company sells its solutions under multiple element arrangements. Various elements of these arrangements are accounted for under different accounting literature which requires an allocation of the sales price among the elements utilizing a relative fair value allocation method. The application of the relative fair value allocation method requires the use of professional judgment in obtaining third party or other evidence of fair value for the various elements of its transactions. The timing of revenue recognition requires the use of estimates. For example, the Company must estimate the amount of software training services that will be required at the time an order is contracted. This estimate is used to recognize revenue over the appropriate period, as software training services are performed. The length of the software training services period, as well as the dispersion of training hours within the period, may vary each quarter, depending upon the size and complexity of the transactions. The Company monitors actual experience and updates these estimates each quarter. As of June 30, 2006, software training services typically are completed between one and five months after shipment of hardware.
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
Automotive Solutions
Revenue from the Company’s multiple element arrangements are primarily accounted for in accordance with the general revenue recognition provisions of Staff Accounting Bulletin Topic 13. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and, (iv) collectibility is reasonably assured. The Company’s multiple element arrangements include computer hardware, software licenses, hardware installation services, software training services and recurring maintenance services (which consist of hardware maintenance and software support). The Company applies the guidance of Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” to determine its units of accounting and to allocate revenue among those units of accounting.
In a transaction containing a sales-type lease, hardware revenue is recognized at the present value of the payments allocated to the hardware lease element upon the commencement of the lease (when software training services have been performed). Revenue for software, hardware installation services and software training services are recognized, as a combined unit of accounting, as software training services are performed. Software training is typically completed between one and five months after shipment of the hardware.
In a transaction that does not contain a lease, revenue for hardware, software, hardware installation services and software training services are recognized, as a combined unit of accounting, as software training services are performed. Software training is typically completed between one and five months after shipment of the hardware.
Recurring maintenance services are recognized ratably over the contract period as services are performed.
Software revenue which does not meet the criteria set forth in EITF Issue No. 00-3, “Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” are considered service revenue and are recorded ratably over the contract period as services are provided.
Consulting revenue is recorded over the period that services are performed. The Company also provides certain transaction-based services for which it records revenue once services have been performed. Sales of documents products are recorded upon shipment, as title passes to customers.

Financial Services
Financial Services revenue consist primarily of interest earned on financing the Company’s computer systems sales. Revenue is recognized over the lives of financing contracts, generally five years, using the effective interest method.
Software Licensed to Customers
The Company capitalizes certain costs of developing its software products in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” SFAS No. 86 specifies that costs incurred in creating a computer software product should be charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Technological feasibility is established either by creating a detail program design or a tested working model. Judgment is required in determining when technological feasibility of a product is established. The Company follows a standard process for developing software products. This process has five phases: selection, definition, development, delivery and general customer acceptability (GCA). When using proven technology, management believes that technological feasibility is established upon the completion of the definition phase (detail program design). When using newer technology, management believes that technological feasibility is established upon completion of the delivery phase (tested working model). Once technological feasibility is established, software development costs are capitalized until the product is available for general release to customers. Software development costs consist primarily of payroll and benefits for both employees and outside contractors. Upon general release of a software product, amortization is determined based on the larger of the amounts computed using (a) the ratio that current gross revenue for each product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product, ranging from three to seven years. The unamortized balance of software licensed to customers is compared to its net realizable value annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. Future cash flows are forecasted based on management’s estimates of future events and could be materially different from actual cash flows. If the carrying value of the asset is considered impaired, an impairment charge is recorded for the amount by which the unamortized balance of the asset exceeds its net realizable value.
Long-Lived Assets
The Company has completed numerous business combinations over the years. These business combinations result in the acquisition of intangible assets and the recognition of goodwill on the Company’s Condensed Consolidated Balance Sheet. The Company accounts for these assets under the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized, but instead tested for impairment at least annually. The Statement also requires recognized intangible assets with finite useful lives to be amortized over their useful lives. Long-lived assets, goodwill and intangible assets are reviewed for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from future cash flows. Future cash flows are forecasted based on management’s estimates of future events and could be materially different from actual cash flows. If the carrying value of an asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.
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
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on our Consolidated Financial Statements.

Postretirement Benefits
The Company sponsors defined-benefit pension plans for most employees. The Company also sponsors a defined-benefit medical plan and a defined-benefit life insurance plan for certain employees. The Company’s postretirement plans are described in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005. The Company accounts for its postretirement benefit plans according to SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These statements require the use of actuarial models that allocate the cost of an employee’s benefits to individual periods of service. The accounting under SFAS No. 87 and SFAS No. 106 therefore requires the Company to recognize costs before the payment of benefits. Certain assumptions must be made concerning future events that will determine the amount and timing of the benefit payments. Such assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases and the healthcare cost trend rate. In addition, the actuarial calculation includes subjective factors such as withdrawal and mortality rates to estimate the projected benefit obligation. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of postretirement benefit expense recorded in future periods. The Company annually evaluates the assumptions used to determine postretirement benefit expense for its qualified and non-qualified defined benefit plans. The Company adjusted assumptions used to measure the amount of postretirement benefit expense, decreasing the discount rate from 6.25% in fiscal year 2005 to 5.35% in fiscal year 2006. During fiscal year 2006, the Company recorded curtailments related to the settlements of non-qualified pension benefits. As a result, the Company remeasured non-qualified pension expense as of April 1, 2006 and increased the discount rate from 5.35% to 5.75% and will remeasure non-qualified pension expense again as of July 1, 2006 and anticipates another increase in the discount rate from 5.75% to approximately 6.15%. The expected long-term rate of return on plan assets was estimated at 8.25% in fiscal year 2005 and 7.75% in fiscal year 2006. The Company is not required to make minimum contributions to its postretirement plans in fiscal year 2006 and the Company does not anticipate making such contributions. See Note 12 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2005, for more detailed disclosures regarding postretirement benefits, including relevant assumptions used to determine expense and future obligations. The Company’s net periodic pension expense was $5,053 for the three months ended June 30, 2006, compared to $5,627 for the three months ended June 30, 2005. The Company’s net periodic pension expense was $15,715 for the nine months ended June 30, 2006, compared to $16,613 for the nine months ended June 30, 2005. The Company’s net periodic postretirement medical and life insurance expense was $1,404 for the three months ended June 30, 2006, compared to $868 for the three months ended June 30, 2005. The Company’s net periodic postretirement medical and life insurance expense was $4,439 for the nine months ended June 30, 2006, compared to $2,612 for the nine months ended June 30, 2005. The Company’s net periodic postretirement medical and life insurance expense increased in 2006, for both the three and nine months ended June 30, 2006, primarily as a result of the decision to offer prescription drug coverage to retirees eligible for Medicare.
Effective October 1, 2006, the Company plans to freeze its defined benefit, company-sponsored pension plan for U.S. associates, which will result in a curtailment charge of approximately $5,200 during the first fiscal quarter of 2007. By freezing the plan, the company estimates it will reduce future annual expense by approximately $7,000 per year, based on current actuarial assumptions. The change will allow the company to minimize the financial volatility inherent in accounting for traditional defined benefit pension plans. At the same time the Company plans to double its 401(k) plan match from 50% to 100% of the first six percent contributed by participants. The Company will also establish an annual profit sharing plan through which it will make an additional contribution, tax-deferred, to associates’ 401(k) accounts. The contributions will be determined by the Company’s profitability. In addition, associates 40 years of age and older will receive an annual transitional contribution of up to 3% of base salary to their 401(k) accounts.

MARKET RISKS
Interest Rates
The Automotive Solutions portion of the business borrows money, as needed, primarily to fund business combinations. Generally the Company borrows under fixed rate agreements with terms of ten years or less. During 2002, the Company entered into $100,000 of interest rate swaps to reduce the effective interest expense on outstanding long-term debt. In this transaction the Company effectively converted 7% fixed rate debt into variable rate debt, which averaged 7.1% during both the three and nine months ended June 30, 2006. These interest rate swap agreements were designated as fair value hedges. The Company does not use financial instruments for trading purposes.
The Financial Services segment of the business, including Reyna Funding L.L.C., obtains borrowings to fund the investment in finance receivables. These fixed rate receivables generally have repayment terms of five years. The Company funds finance receivables with debt that has repayment terms consistent with the maturities of the finance receivables. Generally the Company attempts to lock in the interest spread on the fixed rate finance receivables by borrowing under fixed rate agreements or using interest rate management agreements to manage variable interest rate exposure. The Company does not use financial instruments for trading purposes. During the nine months ended June 30, 2006, Reyna Funding, L.L.C. entered into $48,356 of interest rate swaps associated with new debt issues and to replace maturing interest rate swaps.
As of June 30, 2006, a one percentage point increase in interest rates would increase annual consolidated interest expense by $1,500 while a one percentage point decline in interest rates would reduce annual consolidated interest expense by $1,500. See Note 9 to the Condensed Consolidated Financial Statements regarding the Company’s debt instruments and interest rate management agreements.
Foreign Currency Exchange Rates
The Company has foreign-based operations, primarily in Canada, which accounted for 9% of net sales and revenue during the nine months ended June 30, 2006. In the conduct of its foreign operations, the Company has inter-company sales, expenses and loans between the U.S. and its foreign operations and may receive dividends denominated in different currencies. These transactions expose the Company to changes in foreign currency exchange rates. During the third quarter of 2006, the Company sold forward foreign currency contracts to limit foreign currency risk on inter-company balances. Also during the quarter ended June 30, 2006, the Company purchased and sold forward currency contracts (which were not designated as hedges for accounting purposes) related to the anticipated purchase of DCS, as discussed in Note 14 to the Condensed Consolidated Financial Statements. As of June 30, 2006, these foreign currency positions were closed and the Company had no foreign currency exchange contracts outstanding. A pre-tax gain of approximately $1,200 was realized in connection with the currency positions taken related to the purchase of DCS. The Company will have additional foreign-based operations in Europe going forward due to the acquisition of DCS which will result in additional exposure to changes in foreign currency exchange rates. Based on the Company’s overall foreign currency exchange rate exposure at June 30, 2006, management believes that a 10% change in currency rates would not have a material effect on the Company’s financial statements.
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
MEANINGFUL CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on current expectations, estimates, forecasts and projections of future company or industry performance based on management’s judgment, beliefs, current trends and market conditions. Forward-looking statements made by the Company may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions. Forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict, including, among others, the following:

•	the identification by the Company’s management and independent registered public accounting firm of an additional material weakness or the continuation of the existing material weakness in internal control over financial reporting;

•	the higher cost of borrowing on future debt and the Company’s ability to access the debt markets due to the recent downgrades to the Company’s credit ratings;

•	the Company’s ability to successfully complete and integrate any acquisitions it pursues,

•	the Company’s estimates of addressable markets in the U.S. or internationally and the Company’s ability to save costs in the future,

•	the Company’s ability to execute the three-year revenue growth and cost reduction plans; and

•	other factors described in this Quarterly Report on Form 10-Q and prior filings of the Company with the SEC.
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
Management conducted its evaluation of disclosure controls and procedures under the supervision of the chief executive officer and the chief financial officer. Based upon the evaluation conducted by management which included a material weakness in internal control over financial reporting, our chief executive officer and chief financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective at a reasonable assurance level. The scope of management’s evaluation excluded Kodata Solutions, which the Company acquired on February 1, 2006 as described in Frequently Asked Question No. 3 (Oct.6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports”. Accordingly, management’s assessment of the Company’s internal control over financial reporting does not include internal control over financial reporting of Kodata Solutions. This business combination was not material to the Company’s financial statements. The application of GAAP to the Company’s multiple element revenue arrangements (computer hardware, software, hardware installation services, software training services and recurring maintenance services) is complex and management did not have sufficient resources with the requisite expertise to ensure that consideration was allocated appropriately to the various elements within the Company’s multiple element arrangements. Management considers its internal controls over financial reporting an integral component of its disclosure controls and procedures. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

When evaluating its disclosure controls and procedures management considered the fact that management’s review of its revenue recognition policy resulted in the inability to timely file the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006. Additionally, management considered the circumstances that resulted in the restatement related to the balance sheet classification of auction rate securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities;” and the application of GAAP in reporting earnings per Class B common shares in accordance with SFAS No. 128, “Earnings Per Share.” Management evaluated the impact of our inability to timely file our periodic reports with the SEC on our disclosure controls and procedures and has concluded that the material weakness contributed to the inability to timely make these filings.
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
Changes in Internal Control Over Financial Reporting
Management has evaluated, with the participation of our chief executive officer and chief financial officer, the changes made in our internal control over financial reporting during the quarter ended June 30, 2006, and has concluded that the changes described following had a material effect or are reasonably likely to have a material effect on our internal control over financial reporting. Over the next twelve to eighteen months, the new procedures will be replaced with more automated procedures as management implements new software and simplifies procedures associated with processing sales orders, invoicing customers and managing field service operations.
During the quarter ended June 30, 2006, in addition to the steps taken to remediate the material weakness, management improved the documentation of its revenue recognition policy. Management also added new procedures associated with accumulating and validating data used to calculate deferred revenue adjustments. This data supports various estimates used to determine revenue, including the allocation of consideration to the elements of the Company’s multiple element arrangements, the period over which software training services are provided and the price dispersion of recurring maintenance services. These changes had a material effect or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information included in Note 12 to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference.
Item 1A. Risk Factors
During the quarter ended June 30, 2006, there have been no material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 except for the following which should supplement the risk factor entitled, “BUSINESS COMBINATIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES” in our Form 10-K for the year ended September 30, 2005, which was filed with the SEC on May 15, 2006:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (in thousands except per share data)
On February 17, 2005, the Company’s board of directors authorized the repurchase of 5,000 Class A common shares. This authorization has no fixed expiration date and was in addition to previously approved authorizations. As of June 30, 2006, the Company could repurchase an additional 1,874 Class A common shares under this board of directors’ authorization. No other authorizations for share repurchase were outstanding as of June 30, 2006. During the three months ended June 30, 2006, the Company did not repurchase any Class A common shares.

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders on June 15, 2006, the shareholders of the Company voted on and approved the following issues:
Issue 1 Election of Directors

		Shares
Three-year terms Expiring in 2009	Shares For	Withheld
Cleve L. Killingsworth, Jr	71,563,729	1,886,093
Finbarr J. O’Neill	71,762,790	1,687,032
Renato Zambonini	67,475,471	5,974,351
Stephanie W. Bergeron, Dr. David E. Fry, Richard H. Grant, III, Ira D. Hall, Eustace W. Mita and Philip A. Odeen continued as directors of the Company after the meeting.

	Shares	Shares	Shares	Broker
	For	Against	Abstain	Nonvote
Issue 2 Appointment of Deloitte & Touche LLP as
Independent Registered Public Accounting Firm	68,256,969	4,989,953	202,900	0
Item 5. Other Information
On August 7, 2006, the Company’s board of directors approved a resolution recommending that shareholders adopt a merger agreement between the Company and an entity controlled by Universal Computers Systems whereby shareholders of the Company will receive $40.00 for each Class A common share, or as if converted into Class A for Class B shares. In addition to shareholder approval, other conditions are required to be satisfied or waived prior to closing including expiration of the Hart Scott Rodino waiting period following review by the U.S. government of any anti-trust issues. It is presently anticipated that the transaction will close during the quarter ended December 31, 2006.
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

THE REYNOLDS AND REYNOLDS COMPANY

Date August 7, 2006	/s/ Finbarr J. O’Neill Finbarr J. O’Neill
President and Chief Executive Officer

Date August 7, 2006	/s/ Gregory T. Geswein Gregory T. Geswein
Senior Vice President and Chief Financial Officer